Form 10-Q
period 1996-03-31
ELCOM INTERNATIONAL INC
filed 1996-05-15
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 000-27376
                                ---------------

                            ELCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    04-3175156
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                                  10 OCEANA WAY
                          NORWOOD, MASSACHUSETTS 02062
                                 (617) 440-3333
          (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No
                              -------     -------

The registrant had 26,310,385 shares of common stock, $.01 par value, outstanding as of April 30, 1996.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

              Consolidated Balance Sheets at December 31, 1995
                and March 31, 1996 (unaudited)...............................2

              Consolidated Statements of Operations - Three Months Ended
                March 31, 1995 and 1996 (unaudited)..........................3

              Consolidated Statements of Cash Flows - Three Months Ended
                March 31, 1995 and 1996 (unaudited)..........................4

              Notes to Consolidated Financial Statements (unaudited).........5

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS....................................6

                           Part II - OTHER INFORMATION

ITEM 1.       NONE.

ITEM 2.       NONE.

ITEM 3.       NONE.

ITEM 4.       NONE.

ITEM 5.       NONE.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.............................. 9

SIGNATURES    ..............................................................10


                                    EXHIBITS

EXHIBIT 4.15 AMENDED AND RESTATED LANTEC STOCKHOLDERS AGREEMENT DATED APRIL 6, 1996.

EXHIBIT 11    STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

EXHIBIT 27    FINANCIAL DATA SCHEDULE

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                   DECEMBER 31,          MARCH 31,
                                                                                       1995                1996
                                                                                   --------------      --------------
                                     ASSETS                                          (Note 2)
CURRENT ASSETS:
  Cash and cash equivalents...............................................         $      44,977           $  32,325
  Accounts receivable, net of allowance for doubtful
    accounts of  $1,709 and $1,643.                                                       72,632             104,529
  Inventory...............................................................                17,270              19,150
  Prepaids and other current assets.......................................                 1,902               1,395
                                                                                   --------------      --------------
         Total current assets.............................................               136,781             157,399
                                                                                   --------------      --------------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software..........................................                11,629              12,661
  Leasehold improvements..................................................                 1,935               1,974
  Furniture, fixtures and equipment.......................................                 4,130               4,261
                                                                                   --------------      --------------
                                                                                          17,694              18,896
  Less -- Accumulated depreciation and amortization.......................                 8,740               9,309
                                                                                   --------------      --------------
                                                                                           8,954               9,587
                                                                                   --------------      --------------
GOODWILL, NET OF ACCUMULATED AMORTIZATION.................................                28,137              27,896
OTHER ASSETS AND DEFERRED COSTS, NET OF ACCUMULATED
AMORTIZATION..............................................................                   359                 635
                                                                                   --------------      --------------
                                                                                        $174,231            $195,517
                                                                                   ==============      ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit.........................................................              $ 45,611             $57,549
  Accounts payable........................................................                33,417              35,044
  Accrued expenses and other current liabilities..........................                10,077              10,488
  Current portion of capital lease obligations............................                   185                 148
                                                                                  --------------      --------------
         Total current liabilities........................................                89,290             103,229
                                                                                  --------------      --------------
OTHER DEFERRED LIABILITIES................................................                    43                  23
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION.........................                    48                  32
                                                                                  --------------      --------------
                                                                                              91                  55
                                                                                  --------------      --------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding -- None......................................                    --                  --
  Common stock, $.01 par value
      Authorized -- 50,000,000 shares --
      Issued and outstanding -- 25,510,297 and 26,163,341 shares..........                   255                 262
  Additional paid-in capital..............................................                91,113              97,441
  Accumulated deficit.....................................................                (6,494)             (5,370)
  Cumulative translation adjustment.......................................                   (24)               (100)
                                                                                   --------------      --------------
         Total stockholders' equity.......................................                 84,850              92,233
                                                                                   --------------      --------------
                                                                                         $174,231            $195,517
                                                                                   ==============      ==============

                The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                ------------------------------
                                                                     1995             1996
                                                                -------------    -------------
                                                                  (Note 2)
   Net sales..........................................               $42,929         $141,416

   Cost of sales......................................                37,198          125,071
                                                                ------------     ------------
   Gross profit.......................................                 5,731           16,345

   Expenses:
     Selling, general and administrative..............                 5,760           13,820

     Research and development.........................                   276              285
                                                                ------------     ------------
   Total expenses.....................................                 6,036           14,105
                                                                ------------     ------------
   Operating profit (loss)............................                  (305)           2,240

   Interest expense...................................                  (211)            (807)

   Interest income and other, net.....................                    21              565
                                                                ------------     ------------
   Income (loss) before income taxes..................                  (495)           1,998

   Provision for income taxes.........................                    85              874
                                                                ------------     ------------

   Net income (loss)..................................              $   (580)        $  1,124
                                                                ============     ============

   Net income (loss) per share........................                 $(.04)            $.04
                                                                ============     ============

   Weighted average common shares outstanding.........                15,781           29,142
                                                                ============     ============



                The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             -----------------------------
                                                                  1995           1996
                                                             -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:                           (Note 2)
  Net income (loss)........................................      $ (580)        $ 1,124
  Adjustments to reconcile net loss to net cash
    used in operating activities --
    Depreciation and amortization..........................         373           1,302
    Provision for doubtful accounts........................         121             107
    Other deferred liabilities.............................          --             (20)
    Changes in current assets and liabilities, net
      of acquisitions --
      Accounts receivable..................................      (5,256)        (32,403)
      Inventory............................................       1,363          (2,034)
      Prepaids and other current assets....................           1             457
      Accounts payable.....................................      (4,863)          2,142
      Accrued expenses and other current liabilities.......      (8,166)            487
                                                              -------------   -------------
         Net cash used in operating activities.............     (17,007)        (28,838)
                                                              -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software                     (374)         (1,413)
  Increase in other assets and deferred costs..............         (17)           (585)
  Purchase of Computerware, net of cash acquired...........         153              --
                                                               -------------   -------------
        Net cash used in investing activities..............        (238)          (1,998)
                                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of preferred stock..................................        5,215              --
  Net borrowings under lines of credit.....................       14,970          11,946
  Sale of common stock.....................................           --           6,240
  Repayment of capital lease obligations...................          (46)            (53)
  Exercise of common stock options.........................           --              95
  Repayment of Computerware stockholder loans..............       (5,000)             --
                                                               -------------   -------------
        Net cash provided by financing activities..........        15,139          18,228
                                                               -------------   -------------
FOREIGN EXCHANGE EFFECT ON CASH............................            10             (44)
                                                               -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................        (2,096)         (12,652)
CASH AND CASH EQUIVALENTS, BEGINING OF PERIOD..............         5,320           44,977
                                                                -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................      $  3,224         $ 32,325
                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid............................................      $    213        $    814
                                                                =============   =============
  Income taxes paid........................................     $      --        $     53
                                                                =============   =============

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Retirement of fully depreciated assets...................      $  1,304       $      --
                                                                =============   =============

(See Note 2 for noncash acquisition information)

                  The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of operations and cash flows for the periods ended March 31, 1995 and 1996. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's report concerning the AMA (U.K.) Limited acquisition on Form 8-K, which was filed on March 12, 1996 and amended on May 3, 1996.

2.   ACQUISITION

AMA (U.K.) Limited

    On February 29, 1996, the Company completed the acquisition of AMA (U.K.) Limited ("AMA"), a remarketer of personal computer products in the United Kingdom. As consideration for this acquisition, the Company issued 3,247,371 shares of common stock. The acquisition was a share-for-share exchange transaction and has been accounted for as a pooling-of-interests. Accordingly, the financial position and results of operations of the Company have been combined with those of AMA in fiscal 1996 and retroactively restated for all prior periods presented to give effect to the AMA acquisition.

    The Company's unaudited pro forma condensed consolidated quarterly statement of operations information for 1995 giving effect to the AMA acquisition is as follows:

                                                       (IN THOUSANDS)
                                       FIRST          SECOND          THIRD          FOURTH
                                     QUARTER         QUARTER        QUARTER         QUARTER           TOTAL
                                   ----------     -----------    -----------     -----------    ------------
Net sales......................     $ 42,929        $ 62,436       $ 97,898       $ 108,160       $ 311,423
Gross profit...................        5,731           8,027         12,353          13,271          39,382
Operating profit (loss) .......        (305)           (108)          1,043           1,614           2,244
Net income (loss) .............        (580)           (591)           (83)             350            (904)

Pro forma net income (loss)
   per share...................       $(.04)          $(.03)         $(.--)            $.01          $(.05)

Pro forma weighted average
   common shares outstanding...       15,781          17,423         23,201          25,386          20,001



3.   UNDERWRITER OVER-ALLOTMENT OPTION

     On January 19, 1996, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased 800,000 shares of common stock at $11 per share. Of the 800,000 shares sold, 629,489 were sold by the Company and 170,511 were sold by certain stockholders of the Company.
Net proceeds to the Company as a result of this transaction amounted to $6.2 million.

4.   NET INCOME (LOSS) PER SHARE

    Net income (loss) per share during 1995 and 1996 are based on the weighted average number of common and common equivalent shares outstanding during each year restated to reflect the 3,247,371 shares issued in connection with the AMA transaction as outstanding during all periods presented. For 1995, all shares, options and warrants issued during the 12 months immediately preceding the Company's initial public offering in December 1995, were treated as if they had been outstanding for all periods, calculated in accordance with the treasury stock method. In addition, 1995 share information assumes the conversion of preferred stock into common stock (which occurred in connection with consummation of the Company's initial public offering) as if the conversion occurred on the earlier of January 1, 1995 or when such stock was issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

    To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Catalink Direct, Inc. ("Catalink") and its subsidiaries to corporate customers through the Company's proprietary Personal Electronic Catalog and Ordering System ("PECOS") technology and through telephone and facsimile orders. In addition, the Company, through its wholly-owned subsidiary, Elcom Systems, Inc. ("Elcom"), generates revenues from licensing its PECOS technology and providing related services to other companies.

    The Company commenced operations in December 1993 and has experienced rapid growth. The Company achieved its growth by offering its PECOS technology to its Catalink customers and via their subsequent use of PECOS, and various marketing efforts including the expansion of its direct sales force nationwide and the acquisition of four PC products remarketers. In October 1994, the Company completed the acquisition of a Connecticut-based PC products remarketer, which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Catalink in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Catalink Direct (Pennsylvania), Inc., formerly known as Computerware Business Trust ("Computerware"), a Bristol, Pennsylvania-based PC products remarketer. In June 1995, the Company acquired all of the equity of a PC products remarketer in the United Kingdom operating as Lantec Holdings Limited ("Lantec"). The Computerware and Lantec acquisitions have been accounted for as purchase transactions. In February 1996, the Company completed the acquisition of AMA (U.K.) Limited ("AMA"), a remarketer of PC products in the United Kingdom, which has been accounted for on a pooling-of-interests basis. Accordingly, AMA's results have been included with the Company's results since the date of the Company's organization. The Company's acquisition strategy includes utilizing an acquired company's sales force to offer PECOS to prospective customers in those new markets and, over a period of time, to transition the acquired company's customers to the PECOS system. The Company intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its technology, although there can be no assurance as to the success or timing of any such acquisitions.

RESULTS OF OPERATIONS

Quarter ended March 31, 1996 compared to the quarter ended March 31, 1995.

    Net Sales. Net sales for the quarter ended March 31, 1996 increased to $141.4 million from $42.9 million in the same period of 1995, an increase of $98.5 million or 230%. Net sales for the period ended March 31, 1996 included a full quarter of sales for Computerware and Lantec which were acquired in February 1995 and June 1995, respectively. Accordingly, Computerware's sales were included for two months in the 1995 quarter, and no sales of Lantec were included in the 1995 quarter. Net sales for Catalink alone, excluding the results of Computerware, Lantec, Elcom Systems and AMA, grew from $16.5 million in the 1995 quarter to $61.2 million in the 1996 quarter, a 271% increase. This increase is generally attributable to increased sales staffing, the acceptance of the Company's PECOS technology and the consequent generation of new customers and related sales, and to a certain extent, from increased sales to existing customers. Net sales of the Company's United Kingdom based operations increased from $10 million in the 1995 quarter (AMA only) to $46 million in the first quarter of 1996 (AMA and Lantec). The first quarter is typically the seasonally strongest quarter for PC products sales in the United Kingdom, and accordingly, net sales by the Company's United Kingdom group may be lower in one or more subsequent quarters of 1996.

    Gross Profit. Gross profit for the quarter ended March 31, 1996 increased to $16.3 million from $5.7 million in the 1995 quarter, an increase of $10.6 million or 186%. The increase in gross profit dollars generated resulted from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased from 13.3% in the 1995 quarter to 11.6% in the 1996 quarter. The Company anticipates that its gross profit percentage will continue to decline because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate accounts which typically generate lower margins than other customers.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1996 increased to $13.8 million from $5.8 million in the 1995 quarter, an increase of $8 million or 138%. This increase is attributable primarily to the increase in the Company's work force and the expenses of the acquired companies, and also reflects approximately $650,000 of non-recurring expenses relative to the AMA transaction which has been accounted for as a pooling-of-interests. Other selling, general and administrative expenses also increased as the Company continued to invest in administrative infrastructure to support its growth, including the ongoing development and implementation of its new management information system. Until such new system is operational, the Company will be required to maintain additional personnel and manual support processes to facilitate its anticipated growth in volume. Nonetheless, selling, general and administrative expenses decreased as a percentage of net sales for the quarter ended March 31, 1996 to 9.8%, from 13.4% in the comparable 1995 quarter, reflecting the impact of the increase in net sales, as the Company transitioned out from its development stage.

    Research and Development Expense. Research and development expense has remained relatively constant between 1995 and 1996. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS technology, including modifications to allow communication using the Internet and the continued development of a browser compliant version of its PECOS technology for license to other companies. The Company expects to continue investing significant amounts in research and development.

    Interest Expense. Interest expense for the quarter ended March 31, 1996 increased to $807,000 from $211,000 in the comparable period of 1995. Interest expense in both years reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory and for 1996 is reflective of the substantial increase in the Company's net sales referred to above.

    Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 1996 increased from $21,000 in the 1995 quarter to $565,000. This is a direct result of investment income generated by investment of the net proceeds of both the sale of the Company's common stock in its initial public offering in

December 1995 and from the sale of an additional
629,489 shares of common stock upon exercise of the underwriters' over-allotment option in January 1996.

    Income Tax Provision. The income tax provision in 1995 primarily relates to the income taxes of AMA, while the 1996 provision relates to income tax provisions of AMA and Lantec, as well as certain current state income taxes payable by the Company.

    Net Income (Loss). The Company generated net income for the quarter ended March 31, 1996 as a consequence of the results of the factors described herein. After generating net losses in all previous quarters from its inception in 1992, the March 31, 1996 quarter is the second consecutive quarter in which the Company has generated net income since its initial public offering in December 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities for the quarter ended March 31, 1996 was $28.8 million, including $32.4 million relating to increases in accounts receivable, reflecting the Company's increase in net sales over the fourth quarter of 1995. Net cash used for investing activities was $2.0 million, consisting of $1.4 million in additions to property, equipment and software and an increase of $.6 million in other assets and deferred costs. Net cash provided by financing activities was $18.2 million, including $6.2 million in net proceeds from the Company's sale of common stock to the underwriters upon exercise of their over-allotment option and an $11.9 million net increase in borrowings under floor plan lines of credit.

    Net cash used in operating activities for the quarter ended March 31, 1995 was $17 million and included the net operating cash impact of Computerware's operations after it was acquired, which occurred in February 1995. Net cash used in operating activities also included $5.3 million relating to increases in accounts receivable. Net cash used in 1995 investing activities was $238,000 and included $374,000 for additions to property, equipment and software. The Company received a net total of $15.1 million from financing activities in the first quarter of 1995, including $5.2 million from the sale of Series B Convertible Preferred Stock and $15 million from a net increase in borrowings under the Company's lines of credit. Financing activities in 1995 also reflect a $5 million repayment of loans to the former shareholders of Computerware.

    At March 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $32.3 million and a $60 million floor plan line of credit from Deutsche Financial Services Corporation ("DFSC"). The DFSC facility remains available, while a new line of credit is negotiated. Availability of borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. At March 31, 1996, the Company's borrowings from DFSC on its floor plan line of credit were $56.7 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. Interest is payable monthly at the prime rate (8.25% at March 31, 1996) plus 1%, although approximately one-half of the Company's initial borrowings do not bear interest until after 30 days have lapsed. The DFSC line of credit is secured primarily by the Company's inventory and accounts receivable, although substantially all of the Company's other assets are also pledged in support of the facility. The Company is dependent upon the DFSC line of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its inventory purchases and hence, the Company expects that its borrowings under such facility will need to continue to increase substantially in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC line of credit will continue to be available, or be increased to support the Company's requirements. The DFSC line of credit limits borrowings to defined percentages of eligible inventory and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. Computerware has a $2 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The DFSC and IBMCC borrowing facilities relate to domestic operations only.

    Lantec maintains a financing facility with Kellock Limited, an affiliate of the Bank of Scotland, which provides for borrowings of up to approximately $6.9 million. Borrowings bear interest at the Bank of Scotland base rate (6.0% at March 31, 1996) plus 1.375% and are primarily secured by accounts receivable.

    As of March 31, 1996, the Company had borrowings aggregating approximately $57.5 million outstanding under the aforementioned facilities.

    The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. Future growth of the Company will require ongoing investment in property, equipment and software.

    The Company believes that its cash and cash equivalents, together with its existing sources of liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available. However, as the Company's business strategy includes growth through acquisitions, additional sources of financing may be required to accomplish the Company's growth plans.

PRIVATE SECURITIES LITIGATION REFORM ACT

    Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated, including: the continued acceptance of the Company's PECOS technology, the impact of competitive products and pricing, business conditions and growth in the PC industry, general economic and stock market conditions and the other risks detailed from time to time in this Quarterly Report on Form 10-Q and in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the prospectus included as part of the S-1 Registration Statement declared effective under the Securities Act of 1933 on December 19, 1995.




                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(A)      EXHIBITS:

         (4.15) Amended and Restated Lantec Stockholders Agreement dated April 6, 1996.

         (11)   Statement re: computation of per share earnings.

         (27)   Financial Data Schedule

(B)      REPORTS ON FORM 8-K.

         During the three month period ended March 31, 1996, the Company filed a Current Report on Form 8-K dated January 15, 1996 with respect to the Company's anticipated fourth quarter 1995 revenues. The Company also filed a Current Report on Form 8-K dated February 29, 1996 with respect to its acquisition of AMA (UK) Limited and subsequently amended such filing on May 3, 1996 on Form 8-K/A-1 to include certain financial statements and pro forma financial information of AMA and the Company.

                                   SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Elcom International, Inc.
                                                       (Registrant)

Date: May 13, 1996               By:      /s/  Laurence F. Mulhern
                                          ------------------------------
                                          Laurence F. Mulhern
                                          Chief Financial Officer and Treasurer