Form 10-Q
period 1996-06-30
ELCOM INTERNATIONAL INC
filed 1996-08-14
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                             Yes [X]         No [ ]


         The registrant had 26,488,654 shares of common stock, $.01 par value, outstanding as of July 31, 1996.

                                                       INDEX

                                          Part I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS
                     Consolidated Balance Sheets at December 31, 1995
                       and June 30, 1996 (unaudited)...............................................2

                     Consolidated Statements of Operations - Three and Six Months Ended
                        June 30, 1995 and 1996 (unaudited).........................................3

                     Consolidated Statements of Cash Flows - Six Months Ended
                        June 30, 1995 and 1996 (unaudited).........................................4

                     Notes to Consolidated Financial Statements (unaudited)........................5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..................................................................7

                                      Part II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.....................................................................12

ITEM 2.     NONE.

ITEM 3.     NONE.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................12

ITEM 5.     NONE.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K......................................................13

SIGNATURE   ......................................................................................13


                                               EXHIBITS

EXHIBIT 10.22  EMPLOYMENT AGREEMENT BY AND BETWEEN THE COMPANY AND JAMES ROUSOU
               DATED APRIL 1,1996

EXHIBIT 11     STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

EXHIBIT 27     FINANCIAL DATA SCHEDULE

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                           DECEMBER 31,        JUNE 30,
                                                                               1995              1996
                                                                        ------------------  ---------------
                                        ASSETS                               (Note 2)
CURRENT ASSETS:
  Cash and cash equivalents .........................................       $  44,977        $  24,344
  Accounts receivable, net of allowance for doubtful
    accounts of  $1,709 and $1,661 ..................................          72,632          109,897
  Inventory .........................................................          17,270           22,155
  Prepaids and other current assets .................................           1,902            1,649
                                                                            ---------        ---------
         Total current assets .......................................         136,781          158,045
                                                                            ---------        ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ....................................          11,629           14,601
  Leasehold improvements ............................................           1,935            2,186
  Furniture, fixtures and equipment .................................           4,130            4,710
                                                                            ---------        ---------
                                                                               17,694           21,497
  Less -- Accumulated depreciation and amortization .................           8,740           10,471
                                                                            ---------        ---------
                                                                                8,954           11,026
                                                                            ---------        ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION ...........................          28,137           27,310
OTHER ASSETS AND DEFERRED COSTS, NET OF ACCUMULATED
  AMORTIZATION ......................................................             359              664
                                                                            ---------        ---------
                                                                            $ 174,231        $ 197,045
                                                                            =========        =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit ...................................................       $  45,611        $  63,288
  Accounts payable ..................................................          33,417           30,730
  Accrued expenses and other current liabilities ....................          10,077            8,921
  Current portion of capital lease obligations ......................             185              109
                                                                            ---------        ---------
         Total current liabilities ..................................          89,290          103,048
                                                                            ---------        ---------
OTHER DEFERRED LIABILITIES ..........................................              43               41
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ...................              48               17
                                                                            ---------        ---------
                                                                                   91               58
                                                                            ---------        ---------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding -- None.................................            --               --
  Common stock, $.01 par value
      Authorized -- 50,000,000 shares --
      Issued and outstanding -- 25,510,297 and 26,451,760 shares ....             255              265
  Additional paid-in capital ........................................          91,113           97,886
  Accumulated deficit ...............................................          (6,494)          (4,218)
  Cumulative translation adjustment .................................             (24)               6
                                                                            ---------        ---------
         Total stockholders' equity .................................          84,850           93,939
                                                                            ---------        ---------
                                                                            $ 174,231        $ 197,045
                                                                            =========        =========

 The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                                 --------------------------        --------------------------
                                                   1995             1996             1995             1996
                                                 ---------        ---------        ---------        ---------
                                                 (Note 2)                          (Note 2)

Net sales ................................       $  62,436        $ 146,305        $ 105,365        $ 287,721
Cost of sales ............................          54,409          129,265           91,607          254,336
                                                 ---------        ---------        ---------        ---------
Gross profit .............................           8,027           17,040           13,758           33,385
Expenses:
  Selling, general and administrative ....           7,805           14,226           13,565           28,046
  Research and development ...............             330              300              606              585
                                                 ---------        ---------        ---------        ---------
Total expenses ...........................           8,135           14,526           14,171           28,631
                                                 ---------        ---------        ---------        ---------
Operating profit (loss) ..................            (108)           2,514             (413)           4,754

Interest expense .........................            (374)            (962)            (585)          (1,769)
Interest income and other, net ...........              29              418               50              983
                                                 ---------        ---------        ---------        ---------
Income (loss) before income taxes ........            (453)           1,970             (948)           3,968

Provision for income taxes ...............             138              818              223            1,692
                                                 =========        =========        =========        =========
Net income (loss) ........................       $    (591)       $   1,152        $  (1,171)       $   2,276
                                                 =========        =========        =========        =========

Net income (loss) per share ..............       $    (.03)       $     .04        $    (.07)       $     .08
                                                 =========        =========        =========        =========

Weighted average common shares outstanding          17,423           30,079           16,602           29,604
                                                 =========        =========        =========        =========




   The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            ------------------------
                                                                              1995            1996
                                                                            --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       (Note 2)
  Net income (loss) .................................................       $ (1,171)       $  2,276
  Adjustments to reconcile net loss to net cash
    used in operating activities --
    Depreciation and amortization ...................................          1,140           2,980
    Provision for doubtful accounts .................................            246             230
    Other deferred liabilities ......................................             --              (2)
    Changes in current assets and liabilities, net of acquisitions --
      Accounts receivable ...........................................        (19,469)        (37,518)
      Inventory .....................................................            207          (4,901)
      Prepaids and other current assets .............................             (5)            236
      Accounts payable ..............................................         (1,455)         (2,593)
      Accrued expenses, other current liabilities and other .........         (4,480)         (1,094)
                                                                            --------        --------
         Net cash used in operating activities ......................        (24,987)        (40,386)
                                                                            --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ......................         (1,117)         (3,924)
  Increase in other assets and deferred costs .......................           (337)           (617)
  Purchase of Lantec Holdings Limited ...............................         (6,452)             --
  Other investing activities ........................................            153             216
                                                                            --------        --------
        Net cash used in investing activities .......................         (7,753)         (4,325)
                                                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of preferred stock ...........................................         19,063              --
  Net borrowings under lines of credit ..............................         24,093          17,660
  Sale of common stock ..............................................             --           6,240
  Repayment of capital lease obligations ............................            (94)           (107)
  Proceeds from stock option exercises ..............................             --             327
  Repayment of Computerware shareholder loans .......................         (5,000)             --
                                                                            --------        --------
        Net cash provided by financing activities ...................         38,062          24,120
                                                                            --------        --------
FOREIGN EXCHANGE EFFECT ON CASH .....................................              2             (42)
                                                                            --------        --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .................................................          5,324         (20,633)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ...............................................          5,320          44,977
                                                                            --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................       $ 10,644        $ 24,344
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid .....................................................       $    592        $  1,719
                                                                            ========        ========
  Income taxes paid .................................................       $     --        $     69
                                                                            ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Retirement of fully depreciated assets ............................       $  1,304        $     --
                                                                            ========        ========
  (See Note 2 for noncash acquisition information)

  The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of operations and cash flows for the periods ended June 30, 1995 and 1996. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's reports concerning the AMA (U.K.) Limited acquisition on Form 8-K, which was filed on March 12, 1996 and amended on May 3, 1996, as well as the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

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

         The Company's unaudited pro forma condensed consolidated quarterly statement of operations information for 1995 giving effect to the AMA acquisition is as follows:


                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           FIRST           SECOND             THIRD         FOURTH
                                         QUARTER          QUARTER           QUARTER        QUARTER           TOTAL
                                      -----------     ------------    --------------    -----------    -----------

Net sales .....................        $42,929          $62,436          $97,898         $108,160        $311,423
Gross profit ..................          5,731            8,027           12,353           13,271          39,382
Operating profit (loss) .......           (305)            (108)           1,043            1,614           2,244
Net income (loss) .............           (580)            (591)             (83)             350            (904)
Pro forma net income (loss) per
   share ......................        $  (.04)         $  (.03)         $  (.--)        $    .01        $   (.05)
Pro forma weighted average
   common shares outstanding ..         15,781           17,423           23,201           25,386          20,001

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

4.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share during 1995 and 1996 are based on the weighted average number of common and common equivalent shares outstanding during each year, restated to reflect the 3,247,371 shares issued in connection with the AMA transaction as outstanding during all periods presented. For 1995, all shares, options and warrants issued during the 12 months immediately preceding the Company's initial public offering in December 1995, were treated as if they had been outstanding for all periods, calculated in accordance with the treasury stock method. In addition, 1995 share information assumes the conversion of preferred stock into common stock (which occurred in connection with consummation of the Company's initial public offering) as if the conversion occurred on the earlier of January 1, 1995 or when such stock was issued.

5.       COMMITMENTS AND CONTINGENCIES

         On May 30, 1996, the Company filed a complaint in the Civil Division of the Court of Common Pleas of Bucks County Pennsylvania (Civil Action No. 96004108-22-05) against John R. Kovalcik, Sr., John R. Kovalcik, Jr., James R. Kovalcik, Thomas M. Kovalcik and David E. Kovalcik (collectively the "Kovalciks" or the "Defendants"), the principal former owners of Computerware Business Trust ("Computerware"), which the Company acquired by a merger in February 1995. As of May 29, 1996, none of the Kovalciks, certain of whom had been terminated by the Company, were employed by the Company, including John R. Kovalcik, Jr., a former Corporate Executive Vice President and President of Catalink Direct, Inc., who resigned from the Company's Board of Directors effective April 24, 1996. The Company's complaint, which was subsequently amended, seeks to: (1) enforce confidentiality agreements/obligations and prevent the misappropriation of proprietary Company information and Company property, (2) obtain a declaration from the Court that certain of the Kovalciks' rights under stock option agreements are limited; (3) enforce the covenants of the merger agreement to determine the final amount of the purchase price of Computerware, and (4) recover damages arising from various causes including the Defendant's fraudulent misrepresentations, and certain breaches of the merger agreement.

         The Defendants have counterclaimed against the Company seeking to: (1) rescind the merger agreement on the purported grounds that it was not legal, or in the alternative to receive unspecified additional purchase price consideration; (2) receive unspecified damages for: fraud, breaches of the merger agreement and of employment and stock option agreements, wrongful termination, conversion, misappropriation of trade secrets, unfair competition, and defamation; and (3) have the Court declare the status of the rights of certain Kovalciks under their stock option agreements as being more favorable than the Company contends.

         The Company believes that the Defendants' Counterclaims are without merit and intends to vigorously defend against them. The Company, based on its investigations and inquiries, in conjunction with consultations with its legal counsel, has found no precedent which supports the contention that the merger was not legal and therefore, believes that the possibility of the Computerware merger being rescinded by the Court is remote. However, if Defendants were to prevail on this claim, it would have a material adverse effect on the Company. The outcome of the other Counterclaims is not predictable, however the Company does not believe the final resolution of these Counterclaims will have a material adverse effect on its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The Company was founded in 1992, commenced operations in December 1993 and has experienced rapid growth. The Company achieved its growth by offering its PECOS technology to its Catalink customers and via their subsequent use of PECOS, and by various marketing efforts, including the expansion of its direct sales force nationwide; and by the acquisition of four PC products remarketers. In October 1994, the Company completed the acquisition of a Connecticut-based PC products remarketer, which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Catalink in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Catalink Direct (Pennsylvania), Inc., formerly known as Computerware Business Trust ("Computerware"), a Bristol, Pennsylvania-based PC products remarketer. In June 1995, the Company acquired all of the equity of a PC products remarketer in the United Kingdom operating as Lantec Information Services Limited ("Lantec"). The Computerware and Lantec acquisitions have been accounted for as purchase transactions. In February 1996, the Company completed the acquisition of AMA (U.K.) Limited ("AMA"), a remarketer of PC products in the United Kingdom, which has been accounted for on a pooling-of-interests basis. Accordingly, AMA's results have been included with the Company's results since the date of the Company's organization. The Company's acquisition strategy includes utilizing an acquired company's sales force to offer PECOS to prospective customers in those new markets and, over a period of time, to transition the acquired company's customers to the PECOS system. The Company intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its technology, although there can be no assurance as to the success or timing of any such acquisitions.

RESULTS OF OPERATIONS

Quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.

         Net Sales. Net sales for the quarter ended June 30, 1996 increased to $146.3 million from $62.4 million in the same period of 1995, an increase of $83.9 million or 134%. Net sales for the three months ended June 30, 1996 included a full quarter of sales for Lantec which was acquired in late June 1995. Accordingly, Lantec's sales were included in the 1995 quarter from June 22, 1995 (date of acquisition) to June 30, 1995. Net sales for Catalink alone, excluding the results of Computerware, Lantec, Elcom Systems and AMA, grew from $25.2 million in the 1995 quarter to $71.2 million in the 1996 quarter, a 183% increase. This increase is generally attributable to increased sales staffing, the use of the Company's PECOS technology to market to potential customers and the consequent generation of incremental customers and related sales, and to a certain extent, from increased sales to existing customers. Net sales of the Company's United Kingdom based operations (Lantec and AMA) increased from $12.7 million in the 1995 quarter (including sales of Lantec only for the nine days it was owned) to $38.4 million in the second quarter of 1996.

         Gross Profit. Gross profit for the quarter ended June 30, 1996 increased to $17.0 million from $8.0 million in the 1995 quarter, an increase of $9.0 million or 113%. The increase in gross profit dollars generated resulted from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased from 12.9% in the 1995 quarter to 11.6% in the 1996 quarter. The Company anticipates that its gross profit percentage will continue to decline because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate accounts which typically generate lower margins than other customers.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 1996 increased to $14.2 million from $7.8 million in the 1995 quarter, an increase of $6.4 million or 82%. This increase is attributable primarily to the increase in the Company's work force and the expenses of the acquired companies. Other SG&A expenses also increased as the Company continued to invest in administrative infrastructure to support its growth, including the ongoing development and implementation of its new management information system which was purchased and is being implemented to allow the Company to operate more efficiently by providing an information systems backbone for the Company and to effectuate the consolidation of the information and other internal systems of certain acquisitions. As a result, the Company's level of SG&A expenses in absolute dollars and as a percentage of sales may be higher than anticipated, primarily because the new management information system must be fully operational in order to fully consolidate certain SG&A functions of certain acquired entities. The Company is also maintaining various manual processes and associated personnel to facilitate its actual and anticipated growth and will continue to do so until its new management information system is fully functioning in 1997. Given a phased implementation, certain redundant overheads may be eliminated prior to such time. Nonetheless, SG&A expenses decreased as a percentage of net sales for the quarter ended June 30, 1996 to 9.7%, from 12.5% in the comparable 1995 quarter, reflecting the impact of the increase in net sales, as the Company transitioned out from its development stage.

         Research and Development Expense. Research and development expense has remained relatively constant between 1995 and 1996. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS technology, including modifications to allow communication using the Internet, the continued development of a browser compliant version of its PECOS technology, and the development of Java enabled applets, for license to other companies. The Company expects to continue investing significant amounts in research and development.

         Interest Expense. Interest expense for the quarter ended June 30, 1996 increased to $962,000 from $374,000 in the comparable period of 1995. Interest expense in both years results from floor plan line of credit borrowings in support of the Company's accounts receivable and inventory and for 1996 is reflective of the substantial increase in the Company's net sales referred to above and consequent borrowings required to support the increased balances of accounts receivable and inventory.

         Interest Income and Other, Net. Interest income and other, net, increased from $29,000 in the 1995 quarter to $418,000 in the quarter ended June 30, 1996. This increase is a direct result of investment income generated by investment of available net proceeds from both the sale of the Company's common stock in its initial public offering in December 1995 and from the sale of 629,489 additional shares of common stock upon exercise of the underwriters' over-allotment option in January 1996.

         Income Tax Provision. The income tax provision in 1995 primarily relates to the income taxes of AMA, while the 1996 provision primarily relates to income taxes of AMA and Lantec.

         Net Income (Loss). The Company reported net income for the quarter ended June 30, 1996 as a consequence of the factors described herein.

Six months ended June 30, 1996 compared to the six months ended June 30, 1995.

         Net Sales. Net sales for the six months ended June 30, 1996 increased to $287.7 million from $105.4 million in the same period of 1995, an increase of $182.3 million or 173%. Net sales for the six month period ended June 30, 1996 included sales of Computerware and Lantec which were acquired in February and June 1995, respectively. Net sales for Catalink alone, excluding Computerware, Lantec, Elcom Systems, and the AMA acquisition grew from $41.7 million to $132.4 or 217% for the six months ended June 30, 1996. This increase is generally attributable to increased sales staffing, the use of the Company's PECOS technology to market to potential customers and the consequent generation of incremental customers and related sales, and to a certain extent, from increased sales to existing customers. Net sales of the Company's United Kingdom based operations for the six month period ended June 30, 1996 increased to $84.0 million from $22.7 in the comparable period one year ago, reflecting the late June 1995 acquisition of Lantec, and the inclusion of its financial results for only nine days in the 1995 period.

         Gross Profit. Gross profit for the six months ended June 30, 1996 increased from $13.8 million to $33.4 million, an increase of $19.6 million or 142% compared to the comparable period one year ago. The increase in gross profit dollars generated resulted from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased from 13.1% in 1995 to 11.6% in 1996. The Company anticipates that its gross profit percentage will continue to decline because Catalink's business strategy includes generating incremental revenue from both new and existing large volume corporate accounts which typically generate lower than average margins.

         Selling, General and Administrative Expenses. SG&A expenses for the six months ended June 30, 1996 increased to $28.0 million from $13.6 million in the comparable 1995 six month period, an increase of $14.4 million or 106%. This increase is attributable primarily to the increase in the Company's work force and the expenses of the acquired companies, and also reflects approximately $650,000 of non-recurring expenses relative to the AMA transaction which has been accounted for on a pooling-of-interests basis. Other SG&A expenses also increased as the Company continued to invest in administrative infrastructure to support its growth, including the ongoing development and implementation of its new management information system. Until such new system is fully operational, which is expected to occur in 1997, the Company will be required to maintain redundant overhead of certain acquired entities, as well as additional personnel and manual support processes to facilitate its actual and anticipated growth in volume. Nonetheless, SG&A expenses decreased as a percentage of net sales for the six months ended June 30, 1996 to 9.7%, from 12.9% in the comparable 1995 period, reflecting the impact of the increase in net sales and the slower growth in expenses relative to such increase in net sales.

         Research and Development Expense. Research and development expense has remained relatively constant between 1995 and 1996. The Company's research and development expense is focused on developing incremental functionality and features of the proprietary PECOS technology, including modifications to allow communication using the Internet, the continued development of a browser compliant version of its PECOS technology, and the development of Java enabled applets for license to other companies. The Company expects to continue investing significant amounts in research and development.

         Interest Expense. Interest expense for the six month period ended June 30, 1996 increased to $1.8 million from $.6 million in the comparable period of 1995. Interest expense in both years results from floor plan borrowings in support of the Company's accounts receivable and inventory and the substantial increase in 1996 over 1995 is reflective of the substantial increase in the Company's net sales activity referred to above, and consequent borrowings required to support the increased balances of accounts receivable and inventory.

         Interest Income and Other, net. Interest income and other, net for the six months ended June 30, 1996 increased to $983,000 from $50,000 in the same period of 1995. This increase is a direct result of the investment income generated from the available net proceeds of both the sale of the Company's common stock in its initial public offering in December 1995 and from the sale of 629,489 additional shares of common stock upon exercise of the underwriters' over-allotment option in January 1996.

         Income Tax Provision. The income tax provision in 1995 primarily relates to the income taxes of AMA, while the 1996 provision relates to income taxes of AMA and Lantec, as well as certain current state income taxes payable by the Company.

         Net Income (Loss). The Company reported net income for the six month period ended June 30, 1996 as a consequence of the factors described herein.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the six month period ended June 30, 1996 was $40.4 million, including $37.5 million relating to increases in accounts receivable, resulting from the Company's increase in net sales during the 1996 period. Net cash used for investing activities was $4.3 million, consisting of $3.9 million in additions to property, equipment and software and an increase of $.6 million in other assets and deferred costs. Net cash provided by financing activities was $24.1 million, including $6.2 million in net proceeds from the Company's sale of common stock to the underwriters upon exercise of their over-allotment option, $327,000 in proceeds from the exercise of stock options and a $17.7 million net increase in borrowings under floor plan lines of credit.

         Net cash used in operating activities for the six month period ended June 30, 1995 was $25.0 million and included the net operating cash impact of Computerware and Lantec after they were acquired, which occurred in February and June 1995, respectively. Net cash used in operating activities also included $19.5 million relating to increases in accounts receivable. Net cash used in 1995 investing activities was $7.8 million and included $6.5 million related to the purchase of Lantec and $1.1 million of additions to property, equipment and software. The Company received a net total of $38.1 million from financing activities in the first half of 1995, including $19.1 million from the sale of Series B Convertible Preferred Stock and $24.1 million from a net increase in borrowings under the Company's floor plan lines of credit. Financing activities in 1995 also reflect a $5 million repayment of loans to the former shareholders of Computerware.

         At June 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $24.3 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The DFSC facility remains available, and has been increased to $100 million, and effective July 1, 1996 the interest rate has been reduced to the prime rate, all subject to negotiation of final covenants and agreements. Availability of borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. At June 30, 1996, the Company's borrowings from DFSC on its floor plan line of credit were $59.6 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. During the first half of 1996, interest was payable monthly at the prime rate (8.25% at June 30, 1996) plus 1%, although approximately one-half of the Company's initial borrowings do not bear interest until after 30 days have lapsed. The DFSC line of credit is secured primarily by the Company's inventory and accounts receivable, although substantially all of the Company's other assets are also pledged in support of the facility. The Company is dependent upon the DFSC line of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its inventory purchases and hence, the Company expects that its borrowings under such facility will need to continue to increase substantially in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC line of credit will continue to be available, or be increased to support the Company's requirements. The DFSC line of credit limits borrowings to defined percentages of eligible inventory and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company also has a $2 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The DFSC and IBMCC borrowing facilities relate to domestic operations only. At June 30, 1996, the Company's borrowings from IBMCC on its floor plan line of credit were $1.7 million.

         Lantec maintains a financing facility with Kellock Limited, an affiliate of the Bank of Scotland, which provides for borrowings of up to approximately $7 million. Borrowings bear interest at the Bank of Scotland base rate (5.75% at June 30, 1996) plus 1.375% and are primarily secured by accounts receivable.

         As of June 30, 1996, the Company had borrowings aggregating approximately $63.3 million outstanding under the aforementioned facilities.

         The Company is evaluating a possible public offering of common stock of Elcom Systems, Inc., its wholly-owned technology subsidiary which developed and licenses its PECOS electronic commerce enabling software technology. The offering would only be made pursuant to a prospectus included in a registration statement which would be filed with the Securities and Exchange Commission. There can be no assurances as to the likelihood, the success, the valuation, the timing or the size of any such possible offering. In order to support such a possible offering, the Company would likely be required to continue to invest higher than anticipated amounts in additional sales and support staffing of Elcom Systems.

         The Company has filed a complaint against the principal former owners of Computerware, who in turn have filed counterclaims against the Company. The Company believes that this complaint will be settled out of court and does not anticipate that the final resolution of this matter will have a material adverse effect on its financial position, although there can be no assurance thereof. See Part II, Item 1. Legal Proceedings, and Note 5 to the Consolidated Financial Statements.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated, including: the continued acceptance of the Company's PECOS technology, the impact of competitive products and pricing, business conditions and growth in the PC industry, the results of pending litigation, general economic and stock market conditions and the other risks detailed from time to time in this Quarterly Report on Form 10-Q and in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the prospectus included as part of the S-1 Registration Statement declared effective under the Securities Act of 1933 on December 19, 1995.

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

         On May 30, 1996, the Company filed a complaint in the Civil Division of the Court of Common Pleas of Bucks County Pennsylvania (Civil Action No. 96004108-22-05) against John R. Kovalcik, Sr., John R. Kovalcik, Jr., James R. Kovalcik, Thomas M. Kovalcik and David E. Kovalcik (collectively the "Kovalciks" or the "Defendants"), the principal former owners of Computerware Business Trust ("Computerware"), which the Company acquired by a merger in February 1995. As of May 29, 1996, none of the Kovalciks, certain of whom had been terminated by the Company, were employed by the Company, including John R. Kovalcik, Jr., a former Corporate Executive Vice President and President of Catalink Direct, Inc., who resigned from the Company's Board of Directors effective April 24, 1996. The Company's complaint, which was subsequently amended, seeks to: (1) enforce confidentiality agreements/obligations and prevent the misappropriation of proprietary Company information and Company property, (2) obtain a declaration from the Court that certain of the Kovalciks' rights under stock option agreements are limited; (3) enforce the covenants of the merger agreement to determine the final amount of the purchase price of Computerware, and (4) recover damages arising from various causes including the Defendant's fraudulent misrepresentations, and certain breaches of the merger agreement.

         The Defendants have counterclaimed against the Company seeking to: (1) rescind the merger agreement on the purported grounds that it was not legal, or in the alternative to receive unspecified additional purchase price consideration; (2) receive unspecified damages for: fraud, breaches of the merger agreement and of employment and stock option agreements, wrongful termination, conversion, misappropriation of trade secrets, unfair competition, and defamation; and (3) have the Court declare the status of the rights of certain Kovalciks under their stock option agreements as being more favorable than the Company contends.

         Pursuant to a stipulation filed with the Court on June 5, 1996, the Defendants agreed to: (1) maintain the confidentiality of proprietary Company information; (2) return all Company property in their possession; (3) not solicit Company employees or customers; and (4) reprogram a sales software application to permanently eliminate a "functionality interruption" which had been programmed into this sales software application by a Defendant to disable the functionality of that software application at a specific time after this Defendant had left the employ of the Company.

         The Company believes that the Defendants' Counterclaims are without merit and intends to vigorously defend against them. The Company, based on its investigations and inquiries, in conjunction with consultations with its legal counsel, has found no precedent which supports the contention that the merger was not legal and therefore, believes that the possibility of the Computerware merger being rescinded by the Court is remote. However, if Defendants were to prevail on this claim, it would have a material adverse effect on the Company. The outcome of the other Counterclaims is not predictable, however the Company does not believe the final resolution of these Counterclaims will have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Company's stockholders was held on May 30, 1996 at which the nominees for election to the Company's Board of Directors were voted on and duly elected by a majority of stockholders present in person or by proxy and entitled to vote thereon. The following individuals were elected for a three year term ending at the 1999 Annual Meeting by the following margins:

                                             Number of Shares
                             --------------------------------------------------
                                      For                      Withheld
                             ----------------------     -----------------------
  John W. Ortiz                   18,170,078                    1,600
  James Rousou                    18,170,078                    1,600

         Following the meeting, each of Messrs. Crowell, Cordsen, Smith and arries also continued as Directors of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:

         (10.22) Employment Agreement by and between the Company and James Rousou dated April 1, 1996

         (11)     Statement re: computation of per share earnings.

         (27)     Financial Data Schedule

(b)      REPORTS ON FORM 8-K.

         On May 3, 1996, the Company filed a Form 8-K/A-1 to include certain financial statements and pro forma financial information related to the acquisition of AMA (U.K.) Limited. This amended a Current Report on Form 8-K which was originally filed by the Company on March 12, 1996.


                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Elcom International, Inc.
                                               (Registrant)

Date: August 13, 1996                 By:      /s/  Laurence F. Mulhern
                                         ------------------------------
                                          Laurence F. Mulhern
                                          Chief Financial Officer and Treasurer