Form 10-Q
period 1996-09-30
ELCOM INTERNATIONAL INC
filed 1996-11-13
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, 20549
                                 ---------------

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 Yes  X  No
                                     ---    ---

         The registrant had 26,544,285 shares of common stock, $.01 par value, outstanding as of October 31, 1996.

                                      INDEX

                         Part I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           Consolidated Balance Sheets at December 31, 1995
                             and September 30, 1996 (unaudited)........................................  2

                           Consolidated Statements of Operations - Three and Nine Months Ended
                              September 30, 1995 and 1996 (unaudited)..................................  3

                           Consolidated Statements of Cash Flows - Nine Months Ended
                              September 30, 1995 and 1996 (unaudited)..................................  4

                           Notes to Consolidated Financial Statements (unaudited)......................  5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS................................................................  7

                                            Part II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS...................................................................  12

ITEM 2.           NONE.

ITEM 3.           NONE.

ITEM 4.           NONE.

ITEM 5.           NONE.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................................................  13

SIGNATURE         ....................................................................................  13


                                                     EXHIBITS

EXHIBIT 10.23     THE 1996 STOCK OPTION PLAN OF ELCOM INTERNATIONAL, INC.

EXHIBIT 10.24     EMPLOYMENT AGREEMENT BY AND BETWEEN THE COMPANY AND LAURENCE F. MULHERN
                  DATED JULY 1, 1996

EXHIBIT 11        STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

EXHIBIT 27        FINANCIAL DATA SCHEDULE

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                1995                 1996
                                                                             ------------        -------------

                                     ASSETS                                   (Note 2)
CURRENT ASSETS:
  Cash and cash .....................................................          $  44,977           $  20,106
equivalents
  Accounts receivable, net of allowance for doubtful
    accounts of  $1,709 and $2,072 ..................................             72,632             127,637
Inventory ...........................................................             17,270              24,469
  Prepaids and other current assets .................................              1,902               1,186
                                                                               ---------           ---------
         Total current assets .......................................            136,781             173,398
                                                                               ---------           ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ....................................             11,629              15,404
  Leasehold improvements ............................................              1,935               2,260
  Furniture, fixtures and equipment .................................              4,130               5,094
                                                                               ---------           ---------
                                                                                  17,694              22,758
  Less -- Accumulated depreciation and amortization .................              8,740              11,735
                                                                               ---------           ---------
                                                                                   8,954              11,023
                                                                               ---------           ---------
GOODWILL, NET OF ACCUMULATED AMORTIZATION ...........................             28,137              26,756
OTHER ASSETS AND DEFERRED COSTS, NET OF ACCUMULATED
AMORTIZATION ........................................................                359                 809
                                                                               ---------           ---------
                                                                               $ 174,231           $ 211,986
                                                                               =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit ...................................................          $  45,611           $  63,999
  Accounts payable ..................................................             33,417              41,932
  Accrued expenses and other current liabilities ....................             10,077              10,349
  Current portion of capital lease obligations ......................                185                 102
                                                                               ---------           ---------
         Total current liabilities ..................................             89,290             116,382

                                                                               ---------           ---------
OTHER DEFERRED LIABILITIES ..........................................                 43                  41

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ...................                 48                 141
                                                                               ---------           ---------
                                                                                      91                 182
                                                                               ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding -- None ................................                 --                  --
  Common stock, $.01 par value
      Authorized -- 50,000,000 shares --
      Issued and outstanding -- 25,510,297 and 26,568,017 shares ....                255                 266
  Additional paid-in capital ........................................             91,113              98,341
  Accumulated deficit ...............................................             (6,494)             (2,908)
  Cumulative translation adjustment .................................                (24)                 89
  Treasury stock at cost -- 0 and 37,546 shares .....................                 --                (366)
                                                                               ---------           ---------
         Total stockholders' equity .................................             84,850              95,422
                                                                               ---------           ---------
                                                                               $ 174,231           $ 211,986
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                            -------------                         -------------
                                                       1995              1996                1995                1996
                                                       ----              ----                ----                ----
                                                     (Note 2)                            (Note 2)

Net sales ....................................      $ 97,898           $ 156,851           $ 203,263           $ 444,572
Cost of sales ................................        85,545             139,519             177,152             393,855
                                                    --------           ---------           ---------           ---------
Gross profit .................................        12,353              17,332              26,111              50,717

Expenses:
  Selling, general and administrative ........        11,050              14,346              24,615              42,392
  Research and development ...................           260                 250                 866                 835
                                                    --------           ---------           ---------           ---------
Total expenses ...............................        11,310              14,596              25,481              43,227
                                                    --------           ---------           ---------           ---------
Operating profit .............................         1,043               2,736                 630               7,490

Interest expense .............................          (690)               (936)             (1,275)             (2,705)
Interest income and other, net ...............            77                 282                 127               1,265
                                                    --------           ---------           ---------           ---------
Income (loss) before income taxes ............           430               2,082                (518)              6,050

Provision for income taxes ...................           513                 772                 736               2,464
                                                    --------           ---------           ---------           ---------
Net income (loss) ............................      $    (83)          $   1,310           $  (1,254)          $   3,586
                                                    ========           =========           =========           =========

Net income (loss) per share ..................      $    (--)          $     .04           $    (.07)          $     .12
                                                    ========           =========           =========           =========

Weighted average common shares outstanding ...        23,201              29,435              18,817              29,604
                                                    ========           =========           =========           =========




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

                                             ELCOM INTERNATIONAL, INC.
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)


                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              -------------------------------
                                                                                   1995             1996
                                                                              ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES: ...............................           (Note 2)
  Net income (loss) .................................................          $ (1,254)          $  3,586
  Adjustments to reconcile net loss to net cash
    used in operating activities --
    Depreciation and amortization ...................................             2,218              4,745
    Provision for doubtful accounts .................................               558                525
    Other deferred liabilities ......................................                --                 (2)
    Changes in current assets and liabilities, net of acquisitions --
      Accounts receivable ...........................................           (28,331)           (55,227)
      Inventory......................................................             5,155             (7,028)
      Prepaids and other current assets .............................               (61)               707
      Accounts payable ..............................................            (9,785)             8,276
      Accrued expenses, other current liabilities and other .........            (2,927)               223
                                                                               --------           --------
         Net cash used in operating activities ......................           (34,427)           (44,195)
                                                                               --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ......................            (3,134)            (4,944)
  Increase in other assets and deferred costs .......................            (1,150)              (764)
  Purchase of LANTEC Holdings Limited ...............................            (6,452)                --
  Other investing activities ........................................               153                216
                                                                               --------           --------
        Net cash used in investing activities .......................           (10,583)            (5,492)
                                                                               --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of preferred stock ...........................................            19,063                 --
  Net borrowings under lines of credit ..............................            32,429             18,349
  Sale of common stock ..............................................                --              6,240
  Repayment of capital lease obligations ............................              (143)              (166)
  Proceeds from stock option exercises ..............................                 8                787
  Repayment of Computerware shareholder loans .......................            (5,000)                --
  Purchase of Treasury stock ........................................                --               (366)
                                                                               --------           --------
        Net cash provided by financing activities ...................            46,357             24,844
                                                                               --------           --------
FOREIGN EXCHANGE EFFECT ON CASH .....................................               (26)               (28)
                                                                               --------           --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .................................................             1,321            (24,871)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ...............................................             5,320             44,977
                                                                               --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................          $  6,641           $ 20,106
                                                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest  paid ....................................................          $  1,348           $  2,650
                                                                               ========           ========
  Income taxes paid .................................................          $    136           $     73
                                                                               ========           ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Retirement of fully depreciated assets ............................          $  1,304           $     --
                                                                               ========           ========
  Increase in capital lease obligations .............................          $     --           $    176
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the periods ended September 30, 1995 and 1996. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the Company's reports concerning the AMA (U.K.) Limited acquisition on Form 8-K, which was filed on March 12, 1996 and amended on May 3, 1996, as well as the Company's Quarterly ReportS on Form 10-Q for the quarters ended March 31 and June 30, 1996.

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

         The Company's unaudited pro forma condensed consolidated quarterly statement of operations information for 1995 giving effect to the AMA acquisition is as follows:


                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          FIRST               SECOND            THIRD              FOURTH
                                         QUARTER              QUARTER           QUARTER            QUARTER              TOTAL
                                         -------              -------           -------            -------              -----


Net sales .....................          $ 42,929           $ 62,436           $ 97,898           $ 108,160           $ 311,423
Gross profit ..................             5,731              8,027             12,353              13,271              39,382
Operating profit (loss) .......              (305)              (108)             1,043               1,614               2,244
Net income (loss) .............              (580)              (591)               (83)                350                (904)
Pro forma net income (loss) per
   share ......................          $   (.04)          $   (.03)            $(.--)           $     .01           $    (.05)
Pro forma weighted average
   common shares outstanding ..            15,781             17,423             23,201              25,386              20,001

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

4.       NET INCOME (LOSS) PER SHARE

         Net income (loss) per share during 1995 and 1996 are based on the weighted average number of common and common equivalent shares outstanding during each year, restated to reflect the 3,247,371 shares issued in connection with the AMA transaction as outstanding during all periods presented. For 1995, all shares, options and warrants issued during the twelve months immediately preceding the Company's initial public offering in December 1995, were treated as if they had been outstanding for all periods, calculated in accordance with the treasury stock method. In addition, 1995 share information assumes the conversion of preferred stock into common stock (which occurred in connection with consummation of the Company's initial public offering) as if the conversion occurred on the earlier of January 1, 1995 or when such stock was issued.

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

         The Company believes that the Defendants' Counterclaims are without merit and intends to vigorously defend against them. The Company, based on its investigations and inquiries, in conjunction with consultations with its legal counsel, has found no controlling precedent which supports the contention that the merger was not legal and therefore, believes that the possibility of the Computerware merger being rescinded by the Court is remote. However, if Defendants were to prevail on this claim, it would have a material adverse effect on the Company. The outcome of the other Counterclaims is not predictable, however the Company does not believe the final resolution of these Counterclaims will have a material adverse effect on its financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Catalink Direct, Inc. ("Catalink"), and its subsidiaries to corporate customers through the Company's proprietary Personal Electronic Catalog and Ordering System ("PECOS") technology and through telephone and facsimile orders. In addition, the Company, through its wholly-owned subsidiary, Elcom Systems, Inc. ("Elcom"), generates revenues from licensing its PECOS technology and providing related services to other companies.

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

RESULTS OF OPERATIONS

Quarter ended September 30, 1996 compared to the quarter ended September 30, 1995.

         Net Sales. Net sales for the quarter ended September 30, 1996 increased to $156.9 million from $97.9 million in the same period of 1995, an increase of $59 million or 60%. Net sales for Catalink alone, excluding the results of Computerware, LANTEC, Elcom Systems and AMA, grew from $34.9 million in the 1995 quarter to $75.6 million in the 1996 quarter, a 117% increase. This increase is generally attributable to increased sales staffing, the use of the Company's PECOS technology to market to potential customers and the consequent generation of incremental customers and related sales, and to a certain extent, from increased sales to existing customers. Net sales of the Company's United Kingdom-based operations (LANTEC and AMA) increased from $36.7 million in the 1995 quarter to $43.4 million in the third quarter of 1996.

         Gross Profit. Gross profit for the quarter ended September 30, 1996 increased to $17.3 million from $12.4 million in the 1995 quarter, an increase of $4.9 million or 40%. The increase in gross profit dollars generated resulted from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales, decreased from 12.6% in the 1995 quarter to 11.0% in the 1996 quarter. This decrease in gross profit percentage is due primarily to the increasing contribution of net sales generated from large volume corporate customers which typically generate lower gross profit percentages on such larger volume sales. The Company anticipates that its gross profit percentage will continue to decline as a percentage of sales because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate customers which typically generate lower gross profit margin percentages than other customers while minimizing variable operating costs incurred in generating such gross profit dollars.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1996 increased to $14.3 million from $11 million in the 1995 quarter, an increase of $3.3 million or 30%. This increase is attributable primarily to the increase in the Company's work force and associated overhead. Other SG&A expenses also increased as the Company continued to invest in administrative infrastructure to support its growth, including the ongoing development, augmentation, and implementation of its new management information system which was purchased and is being implemented to allow the Company to operate more efficiently by providing an information systems backbone for the Company and to effectuate the consolidation of the information and other internal systems of certain acquisitions. As a result, the Company's level of SG&A expenses in absolute dollars and as a percentage of sales may be higher than anticipated, primarily because the new management information system must be fully operational in order to fully consolidate certain SG&A functions of certain acquired entities. The Company is also maintaining various manual processes and associated personnel to facilitate its actual and anticipated growth and will continue to do so until its new management information system is fully functioning in 1997. Given a phased implementation, certain redundant overheads may be eliminated prior to such time. Nonetheless, SG&A expenses decreased as a percentage of net sales for the quarter ended September 30, 1996 to 9.1%, from 11.3% in the comparable 1995 quarter, reflecting the impact of the increase in net sales, as the Company transitioned out from its development stage.

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

         Interest Expense. Interest expense for the quarter ended September 30, 1996 increased to $936,000 from $690,000 in the comparable period of 1995. Interest expense in both years results from floor plan line of credit borrowings in support of the Company's accounts receivable and inventory and the increase for 1996 is reflective of the substantial increase in the Company's net sales referred to above and consequent borrowings required to support the increased balances of accounts receivable and inventory.

         Interest Income and Other, Net. Interest income and other, net, increased from $77,000 in the 1995 quarter to $282,000 in the quarter ended September 30, 1996. This increase is a direct result of investment income generated by investment of available net proceeds remaining from both the sale of the Company's common stock in its initial public offering in December 1995 and from the sale of 629,489 additional shares of common stock upon exercise of the underwriters' over-allotment option in January 1996.

         Income Tax Provision. The income tax provisions in 1995 and 1996 primarily relate to income taxes of AMA and LANTEC and certain current U.S. state income tax provisions.

         Net Income (Loss). The Company reported net income for the quarter ended September 30, 1996 as a consequence of the factors described herein.

Nine months ended September 30, 1996 compared to the nine months ended September 30, 1995.

         Net Sales. Net sales for the nine months ended September 30, 1996 increased to $444.6 million from $203.3 million in the same period of 1995, an increase of $241.3 million or 119%. Net sales for the nine month period ended September 30, 1996 included sales of Computerware and LANTEC which were acquired in February and June 1995, respectively. Net sales for Catalink alone, excluding Computerware, LANTEC, Elcom Systems, and AMA grew from $76.6 million to $208.0 million or 172% for the nine months ended September 30, 1996. This increase is generally attributable to increased sales staffing, the use of the Company's PECOS technology to market to potential customers and the consequent generation of incremental customers and related sales, and to a certain extent, from increased sales to existing customers. Net sales of the Company's United Kingdom based operations for the nine month period ended September 30, 1996 increased to $127.4 million from $59.6 in the comparable period one year ago, reflecting the inclusion of LANTEC's financial results from its date of acquisition.

         Gross Profit. Gross profit for the nine months ended September 30, 1996 increased from $26.1 million to $50.7 million, an increase of $24.6 million or 94% versus the comparable 1995 period. The increase in gross profit dollars generated resulted from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased from 12.8% in 1995 to 11.4% in 1996. The Company anticipates that its gross profit percentage will continue to decline because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate accounts which typically generate lower gross profit margin percentages than other customers, while minimizing variable operating costs incurred in generating such gross profit dollars.

         Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 1996 increased to $42.4 million from $24.6 million in the comparable 1995 nine month period, an increase of $17.8 million or 72%. This increase is attributable primarily to the increase in the Company's work force and the expenses of the acquired companies, and also reflects approximately $650,000 of non-recurring expenses relative to the AMA transaction which has been accounted for on a pooling-of-interests basis. Other SG&A expenses also increased as the Company continued to invest in administrative infrastructure to support its growth, including the ongoing development, augmentation, and implementation of its new management information system. Until such new system is fully operational, which is expected to occur in 1997, the Company will be required to maintain redundant overhead of certain acquired entities, as well as additional personnel and manual support processes to facilitate its actual and anticipated growth in volume. Nonetheless, SG&A expenses decreased as a percentage of net sales for the nine months ended September 30, 1996 to 9.5%, from 12.1% in the comparable 1995 period, reflecting the impact of the increase in net sales and the slower growth in expenses relative to such increase in net sales.

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

         Interest Expense. Interest expense for the nine month period ended September 30, 1996 increased to $2.7 million from $1.3 million in the comparable period of 1995. Interest expense in both years results from floor plan borrowings in support of the Company's accounts receivable and inventory and the substantial increase in 1996 over 1995 is reflective of the substantial increase in the Company's net sales activity referred to above, and consequent borrowings required to support the increased balances of accounts receivable and inventory.

         Interest Income and Other, net. Interest income and other, net for the nine months ended September 30, 1996 increased to $1.3 million from $127,000 in the same period of 1995. This increase is a direct result of the investment income generated from the available net proceeds remaining from both the sale of the Company's common stock in its initial public offering in December 1995 and from the sale of 629,489 additional shares of common stock upon exercise of the underwriters' over-allotment option in January 1996.

         Income Tax Provision. The income tax provision in 1995 primarily relates to the income taxes of AMA and LANTEC (after its acquisition) while the 1996 provision relates to income taxes of AMA and LANTEC, as well as certain current state income taxes payable by the Company.

         Net Income (Loss). The Company reported net income for the nine month period ended September 30, 1996 as a consequence of the factors described herein.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine month period ended September 30, 1996 was $44.2 million, including $55.2 million relating to increases in accounts receivable, resulting from the Company's increase in net sales during the 1996 period. Net cash used for investing activities was $5.5 million, consisting of $4.9 million in additions to property, equipment and software and an increase of $.7 million in other assets and deferred costs. Net cash provided by financing activities was $24.9 million, including $6.2 million in net proceeds from the Company's sale of common stock to the underwriters of its Initial Public Offering upon exercise of their over-allotment option, $787,000 in proceeds from the exercise of stock options and a $18.3 million net increase in borrowings under floor plan lines of credit.

         Net cash used in operating activities for the nine month period ended September 30, 1995 was $34.4 million and included the net operating cash impact of Computerware and LANTEC after they were acquired, which occurred in February and June 1995, respectively. Net cash used in operating activities also included $28.3 million relating to increases in accounts receivable. Net cash used in 1995 investing activities was $10.6 million and included $6.5 million related to the purchase of LANTEC and $3.1 million of additions to property, equipment and software. The Company received a net total of $46.4 million from financing activities in the first nine months of 1995, including $19.1 million from the sale of Series B Convertible Preferred Stock and $32.4 million from a net increase in borrowings under the Company's floor plan lines of credit. Financing activities in 1995 also reflect a $5 million repayment of Computerware loans to the former shareholders of Computerware.

         At September 30, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $20.1 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The DFSC facility remains available, and has been provisionally increased to $100 million, and effective July 1, 1996, the interest rate was reduced to the prime rate, all subject to negotiation of final covenants and agreements. Availability of borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. At September 30, 1996, the Company's borrowings from DFSC on its floor plan line of credit were $58.4 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. During the first half of 1996, interest was payable monthly at the prime rate (8.25% at September 30, 1996) plus 1%, and thereafter at the prime rate although approximately one-half of the Company's initial borrowings do not bear interest until after 30 days have lapsed. The DFSC line of credit is secured primarily by the Company's inventory and accounts receivable, although substantially all of the Company's other assets are also pledged in support of the facility. The Company is dependent upon the DFSC line of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its inventory purchases and hence, the Company expects that its borrowings under such facility will need to continue to increase substantially in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC line of credit will continue to be available, or be increased to support the Company's requirements. The DFSC line of credit limits borrowings to defined percentages of eligible inventory and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company also has a $2 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The DFSC and IBMCC borrowing facilities relate to domestic operations only. At September 30, 1996, the Company's borrowings from IBMCC on its floor plan line of credit were $295,000.

         LANTEC maintains a financing facility with Kellock Limited, an affiliate of the NatWest Bank, PLC, which provides for borrowings of up to approximately $7 million. Borrowings bear interest at the Bank of Scotland base rate (5.75% at September 30, 1996) plus 1.375% and are primarily secured by accounts receivable.

         As of September 30, 1996, the Company had borrowings aggregating approximately $64 million outstanding under the aforementioned facilities.

         Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a manufacturer to support the recently awarded Smith Barney contract, the Company has decided to begin dealing in certain purchasing relationships directly with selected manufacturers. The Company believes that it can mitigate substantially the risks associated with additional inventory positions by limiting the range of models it stocks to those in high demand and by carefully monitoring items on hand relative to demand. The Company believes that this change should improve its delivery time to customers of configured products and, over time, possibly will increase the profitability of the Company. The Company also will continue to maintain electronic links and logistical relationships with selected distributors and/or aggregators.

         In order to augment its capital position, the Company is conducting discussions with selected investment banks to evaluate a possible public offering of common stock of Elcom Systems, Inc., its wholly-owned technology subsidiary which developed and licenses its PECOS electronic commerce enabling software technology. The offering would only be made pursuant to a prospectus included in a registration statement which would be filed with the Securities and Exchange Commission. There can be no assurances as to the likelihood, the success, the valuation, the timing or the size of any such possible capital offering. In order to support such a possible capital offering, the Company would likely be required to continue to invest greater than anticipated amounts in additional sales and support staffing of Elcom Systems.

         The Company has filed a complaint against the principal former owners of Computerware, who in turn have filed counterclaims against the Company. The Company does not anticipate that the final resolution of this matter will have a material adverse effect on its financial position, although there can be no assurance thereof. See Part II, Item 1. Legal Proceedings, and Note 5 to the Consolidated Financial Statements contained in Part I, Item 1., herein.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward looking statements that involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated, including: the continued acceptance of the Company's PECOS technology, the impact of competitive products and pricing, the success and timing of implementing the Company's new management information system, business conditions and growth in the PC industry, the results of pending litigation and the other risks detailed from time to time in this Quarterly Report on Form 10-Q and in the Company's SEC reports, including the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 30, 1996, the Company filed a complaint (Civil Action No. 96004108-22-05) in the Civil Division of the Court of Common Pleas of Bucks County Pennsylvania (the "Court") against John R. Kovalcik, Sr., John R. Kovalcik, Jr., James R. Kovalcik, Thomas M. Kovalcik and David E. Kovalcik (collectively the "Kovalciks" or the "Defendants"), the principal former owners of Computerware Business Trust ("Computerware"), which the Company acquired by a merger in February 1995. As of May 29, 1996, none of the Kovalciks, certain of whom had been terminated by the Company, were employed by the Company, including John R. Kovalcik, Jr., a former Corporate Executive Vice President and President of Catalink Direct, Inc., who resigned from the Company's Board of Directors effective April 24, 1996. The Company's complaint, which was subsequently amended, seeks to: (1) enforce confidentiality agreements/obligations and prevent the misappropriation of proprietary Company information and Company property, (2) obtain a declaration from the Court that certain of the Kovalciks' rights under stock option agreements are limited; (3) enforce the covenants of the merger agreement to determine the final amount of the purchase price of Computerware, and (4) recover damages arising from various causes including the Defendants' fraudulent misrepresentations, and certain breaches of the merger agreement.

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

         On September 13, 1996, Defendants filed a petition with the Court, based primarily on their rescission claim, seeking preliminary injunctive relief with regard to the Company's ongoing reorganization and consolidation of certain departments and functions of the former Computerware. Defendants' petition was denied by the Court on September 30, 1996.

         The Company believes that the Defendants' Counterclaims are without merit and intends to vigorously defend against them. The Company, based on its investigations and inquiries, in conjunction with consultations with its legal counsel, has found no controlling precedent which supports the contention that the merger was not legal and therefore, believes that the possibility of the Computerware merger being rescinded by the Court is remote. However, if Defendants were to prevail on this claim, it would have a material adverse effect on the Company. The outcome of the other Counterclaims is not predictable, however the Company does not believe the final resolution of these Counterclaims will have a material adverse effect on its financial position.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:

         (10.23)  The 1996 Stock Option Plan of Elcom International, Inc.

         (10.24)  Employment Agreement by and between the Company and Laurence
                  F. Mulhern dated July 1, 1996

         (11)     Statement re: computation of per share earnings.

         (27)     Financial Data Schedule

(B)      REPORTS ON FORM 8-K.

         None



                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Elcom International, Inc.
                                            (Registrant)

Date: November 13, 1996            By:      /s/  Laurence F. Mulhern
                                      ------------------------------
                                       Laurence F. Mulhern
                                       Chief Financial Officer and Treasurer