Form 10-Q/A
period 1996-09-30
ELCOM INTERNATIONAL INC
filed 1997-01-03
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------


                                  FORM 10-Q/A-1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________


                        Commission File Number 000-27376
                                               ---------

                            ELCOM INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                               04-3175156
-----------------------------                     ---------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)


   10 Oceana Way, Norwood Massachusetts                   02062
----------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code  (617) 440-3333
                                                   --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                      -----   -----

As of November 29, 1996, 26,586,435 shares of the registrant's common stock, $.01 par value were outstanding.

The undersigned Registrant hereby amends the following exhibits to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 as set forth below:

"Item 6. Exhibits and Reports on Form 8-K" is hereby amended and restated to redesignate Exhibits 10.23 and 10.24 as Exhibits 10.36 and 10.37, respectively. These exhibits were erroneously misnumbered on the Company's Form 10-Q for the period ending September 30, 1996, and are being redesignated to sequentially conform with the numerical designations for the Company's other material contracts which have been filed with the Commission.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits



Exhibit Number                Description
--------------                -----------

    10.36*            The 1996 Stock Option Plan of Elcom
                      International, Inc.



    10.37*            Employment Agreement by and between the
                      Company and Laurence F. Mulhern dated
                      July 1, 1996.






----------
*          Previously filed.



(b)        Reports on Form 8-K

           None.

                                    SIGNATURE
                                    ---------


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ELCOM INTERNATIONAL, INC.



                                          /s/ Laurence F. Mulhern
                                          ------------------------------

                                          Laurence F. Mulhern,
                                          Chief Financial Officer and Treasurer


DATE:  January 3, 1997