Form 10-K405
period 1996-12-31
ELCOM INTERNATIONAL INC
filed 1997-03-25
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                         Name of exchange
        Title of each class                             on which registered
        -------------------                             -------------------
     Common Stock, $.01 par value                            NASDAQ


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock as quoted on NASDAQ for March 14, 1997, and reported by the National Quotation Bureau, Inc. was approximately $122 million. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant.

     The registrant had 26,771,877 shares of common stock, $.01 par value, outstanding as of March 14, 1997


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 1997 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Elcom International, Inc. (the "Company") develops and licenses proprietary software systems which enable the conduct of interactive electronic commerce and, through a subsidiary, uses this technology to support the sale and marketing of PC products electronically. The Company's proprietary Personal Electronic Catalog and Ordering System (PECOS(R)) technology enables the Company and its licensees to create interactive electronic catalog and ordering systems and thereby market products and services using PC-based electronic commerce systems which operate on public and private Internet Protocol networks. PECOS is designed to become an integral part of a customer's purchasing process by computerizing various tasks associated with the product ordering, fulfillment and delivery process. These tasks include gathering and searching through product information, selecting products, checking product price and availability, comparing and selecting shipping options, analyzing computer system configurations, generating purchase requisitions, obtaining approvals, and placing orders electronically from the customer's PC. The PECOS system also can link electronically with a supplier's order entry and warehouse management systems, thereby supporting the automation of the fulfillment of such orders. The Company believes that its PECOS technology is the first client/server, Windows- and transaction-based electronic marketing and ordering system to generate substantial revenues in the emerging area of PC-based electronic commerce. The Company, through its technology subsidiary, has signed a total of ten license agreements for its PECOS technology and is pursuing additional license agreements.

     The Company's proprietary PECOS technology is used by Catalink Direct, Inc. (Catalink(R)), one of the Company's wholly-owned subsidiaries, to market and sell PC-related products electronically. Catalink's use of PECOS represents the first utilization of this technology and the Company believes that its PECOS system significantly differentiates Catalink from other PC remarketers while providing Catalink with certain marketing and cost advantages. Catalink commenced operations in December 1993 and has achieved its growth through various marketing efforts, including the expansion of its direct sales force nationwide and through acquisitions. The Company's PC remarketer acquisition strategy includes utilizing an acquired company's sales force to offer PECOS to prospective customers in those new markets and, over time, to transition the acquired company's customers to the PECOS system, thereby generating increasing revenues transacted through the PECOS system. Although there can be no assurance as to the timing or success of any acquisition, the Company intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its Elcom Systems' PECOS technology. A certain portion of the Company's revenues continue to be generated by several companies acquired by the Company which have not converted their customers' orders to transact through PECOS and these entities continue to use, in whole or in part, traditional methods of selling and order taking. On February 29, 1996, the Company completed the acquisition of AMA (UK) Limited, a U.K.- based PC remarketer with calendar 1995 revenues of approximately $40 million which was accounted for as a pooling of interests. On December 6, 1996, the Company acquired Prophet Group Limited, a U.K.- based PC remarketer with 1996 (fiscal year ended April 30) revenues of approximately $38 million which was accounted for as a purchase. On February 21, 1997, the Company acquired Data Supplies Limited, a U.K.-based PC remarketer with calendar 1996 revenues of approximately $21 million which was accounted for as a purchase.

     The PECOS system operates in a client/server environment supporting both a dedicated Windows ("thick") client and World Wide Web-based browser ("thin") client. The Windows client combines a convenient, easy to use, interactive, graphical user interface and robust front-end client, with an integrated back-end information and order transaction processing server system operating on a UNIX-based platform. The PECOS servers can be designed to automatically interact with a company's order processing system and, where applicable, with a supplier's system, to automate various aspects of the order fulfillment process. The PECOS "thick" front-end client includes the integrated electronic catalog and ordering system and associated databases which, after loading, reside on the hard disk drive of the customer's PC or its network server. Full-motion video resides on, and is available from, a CD-ROM and provides "click-on-demand" video advertising capability in CD-ROM based versions. PECOS is used by a customer on a stand-alone basis "off-line" until an "on-line" connection is required to the Company's back-end transaction-based server system. These on-line computer communications are conducted via short duration "Commlinks," which generally average only one to three minutes, during which time order transaction and other data are exchanged. In addition, during certain Commlinks, a customer's PECOS database can be updated automatically to reflect selective product and pricing changes since its last Commlink. Communications between PECOS' front-end client and back-end servers are accomplished over common carrier telephone networks or over the Internet.

     The Company's wholly-owned technology subsidiary Elcom Systems, Inc. ("Elcom Systems") has introduced and continues to develop a World Wide Web-based front-end entitled "PECOS.net"(TM) which allows a licensee to create interactivity between the front-end browser "thin" client and back-end servers using Java applets to run executable program modules which download from a server (web/home page) and execute in the front-end PC's random access memory. In order to provide higher levels of transaction security on the Internet, Elcom Systems has licensed security and public key encryption technology from RSA Data Security, Inc. which is offered for sub-license as an additional PECOS module. Although the PECOS technology is "open architecture" using TCP/IP which interfaces to Oracle, Sybase, and other database architectures in the back-end, a substantial amount of the software systems which operate on the front-end client and back-end transaction server systems were designed and written by, and are proprietary to, the Company.

     Catalink offers more than 18,000 products manufactured by leading companies such as Compaq, IBM, Toshiba, Hewlett-Packard and Apple at competitive prices. IBM, Compaq, Digital Equipment Corporation, Novell, Microsoft, and other product manufacturers have paid, or have committed to pay, marketing fees to Catalink to advertise their products in PECOS. In some cases, these advertisements use full motion video and sound presentations which activate "on demand" when a customer clicks for information on selected products. Orders through PECOS for products which are in stock generally are fulfilled from the inventory of Catalink or one of Catalink's Distribution Fulfillment Partners ("DFPs"), which includes Ingram Micro, Inc., the largest PC product distributor in the world. By outsourcing a significant portion of its product fulfillment and shipping, in conjunction with product return policies in place with the suppliers from which it purchases directly, Catalink believes that it can minimize its inventory-oriented costs and associated risks. See "-Fulfillment/Logistics/Operations". PECOS is distributed primarily by Catalink's telemarketing and direct sales personnel to current and potential customers at no charge on four diskettes or a single CD-ROM, and an abbreviated version is also available to "download" from Catalink's World Wide Web site through the Internet. Catalink operates 26 Field Sales and Support Offices ("FSSO") in the U.S. and the U.K. and also maintains configuration and distribution facilities in Bristol, PA; Canton, MA; Irvine, CA; Redditch, England and Langley, England.

     The Company's strategy also includes leveraging its technology in operating units or joint ventures (in which the Company owns a minority position) to create companies to market products in other industries. This strategy reinforces PECOS' client/server system as a significant enabling technology for electronic commerce while positioning Elcom Systems as a single source provider for TCP/IP-based public and private Internet Protocol electronic commerce systems. The Company has invested a nominal amount in, and licensed its technology to, ShopLink Incorporated, a start-up joint venture approximately 40% of which is owned by the Company. ShopLink Incorporated, which was in the development stage during 1996, is a provider of personal computer-based shopping services whereby consumers are able to use PECOS to conveniently purchase groceries, health and beauty care products and other home consumable products and services via the Company's electronic commerce technology and receive direct deliveries from ShopLink's product consolidation centers or product fulfillment partners to their homes or other specified locations. The Company is also pursuing additional licensing agreements through its Elcom Systems subsidiary for the PECOS technology and is investigating the creation of additional joint ventures in other industries utilizing PECOS. Elcom Systems has begun to market a range of PECOS system products designed to enable its customers to create and manage their own multi-media electronic catalogs, and to build electronic ordering systems to support remote transaction processing for their products and services. The Company's strategy includes expanding its Internet-related activities and services ranging from Web Site/Home Page design, to Web server maintenance, to secure transaction-related services provided through the Company's existing back-end, transaction-based computer server system. The Company's strategy also includes augmenting its growth by acquiring companies with complementary technology and expertise or existing customer bases.

INDUSTRY OVERVIEW

     Electronic Commerce. Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and process commercial information and to conduct and record transactions electronically. Historically, the vast majority of electronic commerce has been conducted using electronic data interchange ("EDI") technologies, which typically has involved the interchange of information between large trading partners and can be both complex and expensive to establish. More recently, PC-based and network technologies have enabled electronic commerce to be conducted through PCs using common carrier private (usually telephone) networks such as AT&T, MCI, Sprint, Advantis, GEIS and others, or over a public network such as the Internet. The Company believes that interest in conducting business through electronic commerce is increasing rapidly as the marketplace becomes more aware of emerging technology and of the conveniences that can be offered to consumers and the reduced transaction time, automation of tasks, and resultant lower transaction costs that electronic commerce can provide to marketers.

     The Company believes that an interactive and integrated electronic catalog and ordering system, such as PECOS, can provide users with demonstrable added value through many conveniences and benefits, including immediate confirmation of pricing and availability, automatic forms generation, one-time data entry, reduced paperwork, electronic routing and approvals, accurate, secure and more rapid exchange of business data, and reduced purchasing cycles. Such a system also can provide electronic transmission of orders to suppliers for processing and/or fulfillment, payment and shipping information, purchase order generation, invoices, optional shipping costs, and other information directly from a customer's PC. Hence, many redundant order processing tasks are eliminated by transferring data entry from the seller to the customer while concurrently increasing both parties' efficiency and overall convenience of conducting business together. Previously, businesses communicated this information and conducted transactions through the exchange of paper documents or verbally by telephone. Paper-based and telephone transactions typically are more labor intensive and prone to error. The Company believes that an integrated electronic catalog and ordering system can reduce errors and shorten the purchasing cycle for a typical business transaction. The use of transaction-based server systems to communicate automatically to the computer systems of suppliers, supports the automation of product fulfillment and delivery, increases efficiency, and completes the electronic commerce "circle."

TECHNOLOGY

     Catalink's PECOS System. Catalink's PECOS system is a proprietary Windows-based interactive and integrated multi-media electronic catalog and interactive ordering system that takes advantage of Windows' graphical user interface. While the PECOS technology can be implemented in customized versions, most of its operational characteristics and basic functionality are common to Catalink's PECOS system. PECOS is loaded on the hard disk drive of the customer's PC and "senses" the hardware and color display capabilities of the customer's PC system and displays one or more messages, if necessary, to allow the customer to maximize the sound (if available) and color display capabilities of their PC system to enhance displayed images. In the CD-ROM version, the front-end client interface and associated product databases are installed on the customer's hard drive from the CD-ROM while an object database consisting of product information (including images, sound and full motion video advertisements) resides on the CD-ROM. PECOS operates in a client/server architecture and its front-end client interface resides on a customer's PC's hard disk drive along with various product-oriented databases and operates like an "electronic" catalog with interactive and integrated communications and ordering capabilities. Click-on icon commands allow customers to "browse" through visual display pages to view product images and information in varying levels of detail or to search the product pricing and description databases and, using various parameters and criteria, compare and select products. When combined with the Company's transaction-based, back-end server systems which communicate with the Company's and its two primary DFPs' inventory systems, PECOS creates a "full circle" electronic commerce system.

     Products selected for purchase are copied automatically to a purchase list or requisition form with all pertinent information and when finalized, PECOS can (optionally) display the order in purchase order format listing all product information, part numbers, and related information. After customers have reviewed and compiled their requisitions or orders (and optionally, circulated them internally for approval using their electronic mail system), customers can then electronically place those orders directly to Catalink's computer system using PECOS, which, for orders to be fulfilled through the Company or its primary DFPs, concurrently communicates with the applicable computer system, checks product availability and other information, and displays this information and confirms the order to the customer in real-time.

     To initiate an order, the customer enters his or her confidential password authorization, and PECOS automatically initiates a Commlink via modem over a toll-free number or the Internet to Catalink's back-end transaction server system allowing information to be exchanged in real-time between the client (the front-end client interface on the customer's PC) and the server (the back-end transaction server systems at Catalink). Commlinks typically last one to three minutes, depending on the extent of product data updates which are necessary, with order-oriented information being exchanged concurrently with the computer systems of the Company and/or its primary DFPs. A comprehensive electronic link currently is utilized by Catalink with its two primary DFPs and electronic links are being pursued with other DFPs. During periodic Commlinks, product information and pricing databases on the customer's hard drive also are updated automatically to reflect selective pricing changes, new PECOS electronic mail messages, and other information updates, unless it has been so long since that customer's last Commlink that it is determined that it would be more expedient to send that customer a new set of PECOS disks. In order to refresh advertising, product images and content, Catalink generally updates CD-ROM disks during each quarter.

     Information System. The Company has licensed software from Oracle Corporation and other software firms to augment its developing management information system ("IS System") which is being designed to improve management's ability to monitor and manage the Company. The Company's IS System will include an integrated general ledger, order entry, inventory management and reporting system designed to operate in an Oracle-based UNIX environment and support the future growth of the Company, both organic and via acquisition. The Company expects the system's installation to be substantially implemented in 1997. Although the Company believes that its technology and operating systems will be adequate for its current needs, such systems will undoubtedly require modification and improvement as the Company expands and evolves.

     Intellectual Property. The Company's success and ability to compete is dependent in part upon its proprietary technology. While the Company relies on trademark, trade secret, patent and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a leadership position. Although the Company has an application pending to patent certain aspects of its PECOS technology, there can be no assurance that the PECOS technology is patentable, or that other entities will not develop, or have not developed, technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software is also protected both as trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the front-end client portion of PECOS.

     The Company generally enters into confidentiality or license agreements with its employees, consultants, licensees and certain of its vendors, and generally controls access to and distribution of its proprietary software, documentation and other information. In connection with the distribution of Catalink's PECOS front-end client, Catalink employs licenses that generally are not paid for, or manually signed by, the end-user and, therefore, could in certain circumstances, be found unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's proprietary system or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition. The Company believes that each of the following are proprietary features of its "front-end" client interface: the architecture allowing for easy modification by the Company or its licensees, the capabilities for display of certain business forms and catalog page screens, and the interfaces to the "back-end." However, the most critical and proprietary elements of its PECOS technology are the "back-end" transaction servers, order processing authentication and catalog updating modules, which reside within the computer systems in the Company's or licensee's facilities and are not available to end-users.

CATALINK

     Catalink Direct, Inc., one of the Company's wholly-owned subsidiaries, utilizes the PECOS system to support the sale and marketing of PC-related products electronically. The Company commenced commercial operations in December 1993, and consummated the acquisitions of Catalink Direct (Connecticut), Inc. (formerly known as Computer Specialties, Inc.) ("CDCI") in 1994, and Catalink Direct (Pennsylvania), Inc. (formerly known as Computerware, Inc.) ("Computerware") and a group of companies which owned a U.K. remarketer of PC products (collectively, "Lantec") in 1995, each of which operates as a wholly-owned subsidiary of Catalink. As of December 31, 1995, CDCI was merged into Catalink, and is no longer a separate entity. In February 1996, the Company completed the acquisition of AMA (U.K.) Limited ("AMA"), a U.K.-based remarketer of personal computer products which was accounted for as a pooling of interests. In December 1996, Catalink acquired Prophet Group Limited, a U.K.-based PC remarketer with 1996 revenues of approximately $38 million which was accounted for as a purchase. On February 21, 1997 the Company acquired Data Supplies Limited, a U.K.-based PC remarketer with 1996 revenues of approximately $21 million which was accounted for as a purchase. Catalink's acquisition strategy is to utilize an acquired company's sales force to offer PECOS to prospective customers in those new markets and to transition an acquired company's customers, over time, to the PECOS technology.

PRODUCTS AND PRICING

     Products. Catalink offers approximately 18,000 products from a wide variety of manufacturers through the PECOS system. Catalink currently purchases selected products directly from IBM, Compaq, and Toshiba. Catalink provides customers with a large product selection, including personal computer systems, monitors, printers, peripherals, software, accessories and supplies. Catalink markets products sold by the following manufacturers, among others:

                               PERSONAL COMPUTERS
           Compaq                      IBM                        Apple
             NEC              Digital Equipment Corp             Toshiba
       Hewlett-Packard                 AST                      Panasonic

                                    PRINTERS
       Hewlett-Packard               Canon                       Lexmark
            Epson                     QMS                       Tektronics

                                  PERIPHERALS
            NEC                      SONY                         Shiva
           Intel                 Creative Labs                  Kingston
       U.S. Robotics                 3Com                       Farrallon

                                   SOFTWARE
          Microsoft                 Lotus                       Borland
           Intuit                   Novell                      Cheyenne
            Adobe                   Claris                      Symantec

         Catalink has established electronic purchasing and supply relationships with Ingram Micro, Inc. and Intelligent Electronics, Inc. as well as traditional relationships with several other large, national PC product suppliers. The Company's purchasing relationships with these suppliers are pursuant to industry-standard arrangements with negotiated pricing based on anticipated volume levels and with payment being made through existing floor plan financing arrangements.

     In the U.K., Catalink offers a similar range of products, a majority of which it purchases directly from manufacturers. In addition, Lantec is an authorized product fulfillment aggregator for IBM and Compaq products. Lantec also is in discussions with Ingram Micro (U.K.) on methods to access their inventory electronically, although there can be no assurances that any DFP arrangement or electronic links will be negotiated or developed with Ingram Micro (U.K.), or if so, on what terms or timing.

FULFILLMENT/LOGISTICS/OPERATIONS

     Distribution Fulfillment Partners. In the U.S., in addition to its direct purchasing capability, Catalink also sources its products from a number of DFPs, including Ingram Micro, Inc. and Intelligent Electronics, Inc., its primary DFPs, from which it normally purchases a majority of domestically purchased PC products. Ingram Micro, Inc. is the largest PC product distributor in the world with annual revenues in excess of $8 billion which distributes over 22,000 products from over 600 manufacturers and software publishers. Intelligent Electronics, Inc. is one of the largest product aggregators in the U.S. Augmented by its DFPs, Catalink draws from inventories which the Company believes are well in excess of $1.5 billion. Catalink's customers can typically expect products that are in stock and that do not require configuration to be immediately available for shipment.

     For computer systems which require configuration, the Company operates three configuration facilities in the U.S. and two in the U.K. The Company purchases selected products directly from IBM, Compaq and Toshiba which are typically shipped to these facilities and, in the U.S., sources the substantial majority of other products from its DFPs. Although the Company believes that its DFPs are given due consideration regarding supply of products by manufacturers and that Catalink is given due consideration regarding supply of products by its DFPs, constraints on certain products have been a historical problem in the PC channel and there can be no assurance that such periodic constraints may not have an adverse effect on the Company's business in the future. The Company has commenced purchasing certain products directly in order to support certain sizable fulfillment requirements. The Company believes that it can substantially mitigate the risks associated with additional inventory positions resulting from its direct purchasing relationships by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand relative to demand. The Company also believes that its direct purchasing of these products will improve its delivery time to customers and quality control of configured systems.

     The electronic links between PECOS' front-end client "interface," Catalink's back-end transaction server system, and its primary DFPs' computer systems provide the customer with seamless order processing and shipment, as if a customer's order was shipped directly from Catalink. Using PECOS, when a customer clicks and accepts an order, if applicable, its primary DFPs' system prints out a "pick ticket" in a distribution facility, for the product to be picked for direct shipment to the customer or to one of the Company's configuration centers. PECOS also can automatically select one of the Company's configuration and distribution facilities in the U.S. (and similarly in the U.K.) as the source and print a pick ticket there for fulfillment. In order to provide similar electronic links with other suppliers, Catalink is in the process of pursuing electronic price and availability links with its secondary suppliers, primarily aggregators, for electronic inquiry of product price and availability. Until these links are fully established, Catalink obtains some of its product to fulfill customer orders from these aggregators and its other suppliers using direct order entry systems provided by these companies and by telephone and facsimile transmissions. These traditional product fulfillment methods involve expenses associated with ordering, invoicing and product tracking being done manually. The Company has arrangements with most of these "traditional" suppliers so that ordered products may still be directly shipped to the customer, or if necessary, to a Company location for configuration prior to shipment to the customer.

     PC Configuration Capabilities. Catalink offers customized configuration services to its customers, whereby a customer can request, by clicking on an option in PECOS, that Catalink configure their PC system, load software and test the PC system for functionality prior to shipment. The configuration services are offered generally on a fee basis and currently are performed primarily by Catalink at its Bristol, PA, Canton, MA and Irvine, CA facilities and in an outsourced facility in Hartford, CT. In addition, Catalink maintains product distribution and configuration facilities in Redditch and Langley in the U.K. Catalink's technical support staff reviews the viability of configuration orders before the order is released for fulfillment, or on demand via PECOS' Analyze Custom Configuration function. The DFPs process, on a fee basis, certain of the products returned by customers under the Company's product return policies.

MARKETING AND SALES

     Catalink Targeted Customer Segments. Catalink uses its telemarketing and direct sales force to sell to targeted business and corporate accounts, its educational and government customer base and, in the U.K., its value-added reseller customers. As of December 31, 1996, Catalink employed approximately 258 sales representatives, account executives, telemarketers and related support personnel to service those customer segments.

     Catalink sales and support personnel currently operate from FSSOs in 19 metropolitan areas in the U.S. and 7 in the U.K. Catalink's primary locations and FSSOs are listed below:

         UNITED STATES:  19
         ------------------
         - Norwood, MA (Boston)                  - Dallas, TX
         - Hartford, CT                          - Austin, TX
         - Stamford, CT                          - Atlanta, GA
         - New York City, NY                     - Phoenix, AZ
         - Edison, NJ                            - San Francisco Bay Area, CA
         - Wilmington, DE                        - Chicago, IL
         - Bristol, PA (Philadelphia)            - San Diego, CA
         - Alexandria, VA (Washington, D.C.)     - Irvine, CA
         - Houston, TX                           - Pittsburgh, PA
         - Allentown, PA

         UNITED KINGDOM: 7
         -----------------
         - Langley, Berkshire                    - Manchester
         - London (City of)                      - Glasgow (Scotland)
         - Basingstoke, Hampshire                - Birmingham
         - Slough, Berkshire

     The Company's strategy is to open additional FSSOs in other metropolitan areas as it deems necessary or advantageous.

     Corporate and Business Accounts. Large corporations that wish to make their PC product procurement functions more efficient are primary target customers. Corporate accounts typically employ purchasing agents or buyers with above-average product knowledge who view most PC products as commodities. Business accounts range from divisions of large corporations to businesses with as few as fifty employees. Catalink penetrates the corporate market with both direct sales efforts and telemarketing. The Company targets business customers using a defined business telemarketing staff operating from certain of its U.S. and U.K. locations whose mission is to introduce Catalink to businesses which would not otherwise be cost effectively penetrated by Catalink's direct corporate sales force. Catalink's direct sales efforts include on-site presentations and PECOS demonstrations to potential corporate customers. Telemarketers assist the sales professionals by contacting and pre-qualifying accounts for follow-up, on-site visits by the direct sales force. Customer support representatives and entry-level corporate sales representatives provide day-to-day administrative and operational support in order to maximize the selling time of the direct sales force.

     Educational and Governmental Accounts. Customers in this category consist of educational institutions at a variety of levels, including, public and private K-12 school systems in the U.S., colleges and universities, and state and local governmental agencies. These customers require a remarketer with special knowledge of budgetary cycles and bid processes, and the ability to work directly with major manufacturers to support special programs designed to serve educational institutions. Since 1992, when Apple Computer began its Apple Education Sales Agent ("AESA") program for sales to grade K-12 schools, Catalink's Computerware subsidiary (and its predecessors) has operated under periodic contracts with Apple as the exclusive AESA in Pennsylvania, West Virginia, Delaware and New Jersey. The current contract expires in September 1997. Under this sales agent arrangement Catalink recognizes as revenues only the sales commissions on each sale rather than the full product sales price. Sales to the education market also can generate sales of related products and services. The Company has developed a specialized PECOS catalog on diskette focused on education-oriented products and content which is being offered under the name EdNet. Catalink serves these customers from certain FSSOs via a separate dedicated sales force.

     Fulfillment Accounts. In the U.K., Lantec acts as a product aggregator for IBM and Compaq products, typically serving small- to medium-sized value-added resellers and remarketers that do not maintain significant inventory themselves. These customers demand competitive pricing and typically require next-day delivery anywhere in the U.K. The Company believes that although its product fulfillment business is to a different market than its core remarketer business, this fulfillment business, which Lantec has been operating for many years, provides Lantec with the ability to generate incremental revenues over a fixed cost structure.

CUSTOMER AND TECHNICAL SERVICES

     Catalink provides a wide range of customer service and technical support ranging from nationwide toll-free presale and post-sale telephone-based support to system integration support in certain markets. Catalink believes that maintaining a direct customer and technical support link with its customers is an important competitive factor and promotes customer satisfaction. In addition, certain manufacturers require their remarketers to provide certain levels of technical support as an ongoing condition to authorizing the remarketers to sell their products.

PRODUCT WARRANTY AND SERVICE POLICIES

     In addition to providing its customers with manufacturers' warranties, Catalink offers its customers certain return policies for products which have not been damaged. Typically, such products can be returned to Catalink for a refund or credit within thirty days of their purchase. Catalink believes that its product return policies are competitive with those offered by other remarketers. Typically, manufacturer warranties are included as part of, and are packaged with, the product. When available from manufacturers, Catalink also offers on-site and extended-term warranty and/or service policies as ancillary products available for sale through the PECOS system. In addition to Catalink's telephone-based technical support and manufacturer programs, Catalink offers a full range of on-site and depot warranty and post-warranty service options in the U.S., through nationwide outsourcing agreements with third party service providers. Product returns are centralized at the Company's facilities, where the various tasks are performed that are necessary to return products to inventory, to one of the Company's DFPs or to a manufacturer for credit.

ELCOM SYSTEMS

     Elcom Systems designs, develops and licenses interactive and robust electronic commerce software systems for private networks, Intranets and the Internet. In addition, Elcom Systems offers a development toolset to customize both presentation and functionality, and a full range of consulting services to implement, support and operate its electronic commerce technology, including complete outsourcing. The Company targets large manufacturers, distributors, and direct marketers that wish to integrate an electronic commerce system with their existing enterprise system to process a large number of routine orders, order inquiries and purchase activity, and companies which need to communicate price and product information accurately and frequently with customers.

     The Company's electronic commerce system creates a "full-circle" electronic link between its licensees and their customers which automates and supports many key functions necessary for large-scale interactive electronic commerce including user registration and authentication, multimedia catalog and content management, product searching and selection, order capture and management, security, payment processing, customer service functions, and real-time links to a licensee's (or its supplier's) order entry and warehouse management systems thereby facilitating the fulfillment of such orders.

     Elcom Systems has been developing and enhancing the PECOS(TM) family of integrated Personal Electronic Catalog and Ordering System software systems since 1992, and began actively marketing PECOS in mid-1995. PECOS is a complete business solution for interactive electronic commerce, incorporating a front-end Customer Interface for presentation and end-user functionality which operates on a user's PC and a back-end Transaction Server System ("TSS") for transaction processing and electronic linkage to a licensee's internal information system. The PECOS system creates electronic marketing capabilities, including support of "click-on" product or other marketing videos (via CD-ROM), capture of a customer's purchasing proclivity and consumption data, while also maximizing efficiencies and reducing operational expenses by automating routine customer service and other information or order-associated functions.

     Elcom Systems has introduced and continues to develop its PECOS technology through the integration of a suite of Java Applet-based technologies ("PECOS.net") that will effectively provide a robust PECOS user interface over the World Wide Web, using industry standard browsers such as Netscape Navigator and Microsoft Explorer. When added to its other electronic commerce technologies, the Company is able to offer a complete range of electronic commerce technology options from full CD-ROM client/server-based video interactivity, to a Java-enabled browser compliant front-end customer interface.

     The Company's PECOS family of systems are designed to support large numbers of end-user customers, products and transactions. PECOS is a "true" client/server application, utilizing local databases and computer processing capabilities as well as the availability of server based information, including information stored on databases connected to the World Wide Web. In addition to the efficiency and speed available to power users of the client application, PECOS licensees can "forward integrate" both data and processes with their customers' internal systems, thereby elevating electronic commerce from basic transaction-based and integrated process-based relationships. The Company's transactional client/server architecture provides a fully scaleable foundation for robust system performance and high transaction capacity.

     In order to provide higher levels of transaction security on the Internet, Elcom Systems has licensed RSA Data Security, Inc.'s security and public key encryption technology which is offered by Elcom Systems for sub-license as an additional PECOS module.

     Elcom Systems markets and sells its products through a variety of direct sales and direct marketing methodologies. Due to its focus being primarily on Catalink's implementation of PECOS, Elcom Systems' marketing and sales activities did not begin actively until mid-1995. Elcom Systems moved into its own leased facility in August 1996 and commenced more active sales activities by expanding its sales personnel. The Company hired its first sales representative in July 1995 and as of December 31, 1996, had 6 sales personnel in the U.S. and 2 in the U.K. Elcom Systems uses the PECOS system implemented for Lantec in the U.K. as its reference site for European marketing of PECOS licenses.

     Although license revenues to date have not been material to the Company as a whole, Elcom Systems has signed ten license agreements and is pursuing additional licensing opportunities for its PECOS technology. Elcom Systems' strategy is to enhance the PECOS technology, proliferate the technology via licenses, and develop new versions that would take advantage of communications and publishing opportunities afforded by the growing use of the Internet. A further element of Elcom Systems' strategy is to create or acquire additional expertise in Web site creation and maintenance in order to expand its service offerings and combine these services with the Company's existing transaction processing capabilities utilizing its PECOS back-end, transaction-based servers. Elcom Systems has signed nine (not including Catalink) third-party license agreements to date, covering such diverse industries as banking supplies/service, PC products distribution, stationary and office supplies, business machines supplies, home consumable products and others. The Company's licensing and modification fees range from $10,000 for a minimal implementation, to over $1 million for a material license including ongoing maintenance, transaction and other fees.

COMPETITION

     Electronic Commerce Systems. The market for interactive electronic commerce software is new and rapidly evolving and the Company expects competition to intensify in the future. The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications and system integrators. The Company's competitors include Open Market, Inc., Connect, Inc., BroadVision, Inc. and Netscape Communications Corp. The Company expects additional competition from other emerging and established companies, including Microsoft and Oracle, both of which have announced products for Internet-based electronic commerce. The Company's potential competitors also include systems integrators such as EDS and a number of EDI solution vendors, including Sterling Commerce, Advantis and GEIS.

     These and other competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and thus may be able to develop or respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have an adverse effect on the Company's business, results of operations and financial condition.

     PC Products Marketplace. The Company has invested substantial effort and capital to develop and implement its proprietary PECOS front- and back-end system, including the hardware and electronic links with its DFPs. The overall market of companies which sell PC products is highly fragmented and Catalink operates in an extremely competitive environment which is rapidly evolving and subject to rapid technological change. The Company believes that there are more than 10,000 PC product remarketers of various types in the U.S. In response to competitive pressures and lower margins, traditional computer resellers are consolidating operations and acquiring or merging with other resellers to increase efficiency. PC manufacturers are engaged in intense price competition which has had a dramatic influence on the entire industry. A prospective purchaser of personal computer products has the option to purchase directly from a manufacturer or assembler (e.g., IBM, Dell, Gateway), from a major remarketer, (e.g., Entex, Vanstar, MicroAge, Inacom, CompuCom), from a computer mail order company (e.g., CDW, Micro Warehouse, Creative Computers, INMAC, PC Connection), from a systems integrator (e.g., Andersen Consulting, EDS), from computer superstores (e.g., CompUSA, Computer City), electronic superstores (e.g., Best Buy, Circuit City), and local computer stores, among others. Catalink competes with all of these entities for the sale of its PC products. Each of these entities in the PC distribution channel competes on a wide variety of capabilities including price, delivery performance, breadth of products, services offered, overall convenience, and in some cases specialized and distinct capabilities. Most of these potential competitors have substantially greater financial, technical and marketing resources than the Company.

GOVERNMENT REGULATION

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce between personal computers, among local area networks or on the Internet. However, due to the increasing popularity and use of personal computers and the Internet, it is possible that a number of laws and regulations may be adopted with respect thereto, covering issues such as user privacy, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of electronic commerce and/or the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

ENVIRONMENTAL MATTERS

     Based on the Company's experience to date, the cost of compliance with environmental matters has been immaterial and the Company believes that it is in material compliance with applicable environmental laws and regulations.

PERSONNEL

     As of December 31, 1996, the Company had a total of 838 personnel, including 776 salaried and 62 hourly personnel. The Company believes that its personnel relations are good and its personnel are not represented by any labor union. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel, including its sales force. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future.

     The rapid execution necessary for the Company to fully exploit the opportunities for its products and services and the Company's rapid growth has presented a significant challenge to the Company's personnel and management resources. To mitigate this challenge and manage its expected growth, the Company will continue to implement and improve its information systems and will continue to expand, train and manage its personnel base.

COMPANY TRADE NAMES AND TRADEMARKS

     The Company has referred to a variety of other entities and products in this Annual Report on Form 10-K, certain of which are trade names or trademarks. Such trade names or trademarks are the property of such companies.

ITEM 2.  PROPERTIES


     As of December 31, 1996, the Company leased the properties set forth below, and rented 21 other smaller field sales and support offices ("FSSOs"). The following leases vary in length remaining, from less than one year to 18 years for the Langley, Berkshire facility and, in some cases, include options to extend the lease terms.

                                        APPROXIMATE
                                          SQUARE
   LOCATION                               FOOTAGE                                  USE
   ----------------------                 -------                         ----------------------
   Norwood, Massachusetts                 36,000                   Headquarters; Catalink Boston-area FSSO

   Westwood, Massachusetts                24,000                         Elcom Systems Headquarters

   Canton, Massachusetts                  84,000                   Catalink Configuration and Distribution

   Irvine, California                     14,000              Catalink FSSO, Configuration and Distribution

   Bristol, Pennsylvania                  35,000              Catalink Administrative, FSSO, Configuration and
                                                                                Distribution

   Langley, Berkshire (U.K.)              40,000                U.K. Headquarters; Catalink Configuration and
                                                                             Distribution; FSSO

   Manchester (U.K.)                       4,000                                    FSSO

   Basingstoke, Hampshire (U.K.)           7,500                      Catalink Administrative and FSSO

     Subject to ongoing review, the Company considers its facilities to be generally sufficient to meet its near-term space requirements in light of its current growth plans. The Company's operations are dependent in part upon its ability to protect its network infrastructure in its Norwood, Massachusetts facility against damage from physical break-ins, natural disasters, operational disruptions and other events.

     In addition to the leased properties mentioned above, the Company also owns, through Prophet Group Limited, land and a building in Redditch, Hereford U.K. comprising administrative, distribution, configuration and FSSO facilities of approximately 20,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

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

     The Company believes that the Defendants' Counterclaims are without merit and intends to vigorously defend against them. The Company, based on its investigations and inquiries, in conjunction with consultations with its legal counsel, has found no controlling precedent that supports the contention that the merger was not legal and therefore, believes that the possibility of the Computerware merger being rescinded by the Court is remote. However, if Defendants were to prevail on this claim, it would have a material adverse effect on the Company. The outcome of the other Counterclaims is not predictable; however the Company does not believe the final resolution of these Counterclaims will have a material adverse effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is listed on the NASDAQ National Market System (Symbol: ELCO). As of December 31, 1996, there were approximately 220 stockholders of record of the Company's Common Stock. The high and low closing sales prices reported by the NASDAQ National Market System for the period January 1, 1996 to December 31, 1996 were: high: $14.63, and low: $5.38. For the period from January 1, 1997 to March 14, 1997 such high and low prices were: high: $9.00, and low: $6.38.

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently does not anticipate paying any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA


     The following table sets forth selected consolidated financial data for the Company for the periods from September 4, 1992 (inception) through December 31,
1996. The historical financial data are derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the Company's
Consolidated Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of
Operations", which are included elsewhere in this Annual Report. The data for the periods presented are not necessarily comparable because of acquisitions throughout these periods.

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               PERIOD FROM
                                                INCEPTION                      YEAR ENDED DECEMBER 31,
                                         (SEPTEMBER 4, 1992) TO    --------------------------------------------------
                                            DECEMBER 31, 1992       1993          1994           1995          1996
                                          ---------------------    -------       -------       --------       -------
INCOME STATEMENT DATA (1):
Net sales                                         $4,214           $22,387       $57,712       $311,423       $620,115
Gross profit                                         790             3,749         8,778         39,382         70,039
Selling, general and administrative expenses         629             4,996        10,364         36,016         57,551
Research and development expenses                     68               644         1,166          1,122          1,200
                                                  ------           -------       -------       --------       --------
Operating profit (loss)                               93            (1,891)       (2,752)         2,244         11,288
Interest and other income (expense), net             (22)             (116)         (146)        (1,909)        (2,303)
                                                  ------           -------       -------       --------       --------
Income (loss) before income taxes                     71            (2,007)       (2,898)           335          8,985
Provision for income taxes                            65               266           564          1,239          3,410
                                                  ------           -------       -------       --------       --------
Net income (loss)                                 $    6           $(2,273)      $(3,462)      $   (904)      $  5,575
                                                  ======           =======       =======       ========       ========
Net income (loss) per share                                                      $ (0.27)      $  (0.05)      $   0.19
                                                                                 =======       ========       ========

 Weighted average shares outstanding                                              12,749         20,001         29,739
                                                                                 =======       ========       ========


                                                                                    DECEMBER 31,
                                                               ----------------------------------------------------
                                                                1992      1993       1994       1995         1996
                                                               ------    ------    -------     -------     --------
CONSOLIDATED BALANCE SHEET DATA (1):
Total current assets                                           $2,602    $5,098    $20,313     $136,781    $210,185
Total assets                                                    2,735     7,010     22,356      174,231     260,769
Total current liabilities                                       2,473     5,169     13,997       89,290     161,158
Long-term liabilities, net of current portion                       4       401        236           91       1,008
Total stockholders' equity                                        258     1,440      8,123       84,850      98,603


----------

(1) The information presented includes the results of operations and financial condition of CDCI, which was acquired in October 1994 and AMA, which was acquired in February 1996. The acquisitions of CDCI and AMA were both accounted for on a pooling of interests basis. As a result, the Company's results of operations have been restated back to the Company's incorporation in September 1992 to include the results of operations of CDCI and AMA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Catalink, and its subsidiaries, to corporate customers. In addition, the Company, through its wholly-owned subsidiary, Elcom Systems, generates revenues from licensing its PECOS technology and providing related services to other companies. On a stand-alone presentation basis for the year ended December 31, 1996, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $3.4 million.

     The Company was founded in 1992, commenced operations in December 1993, and has experienced rapid growth. The Company achieved its growth by offering its PECOS technology to its Catalink customers and via their subsequent use of PECOS, and by various marketing efforts, including the expansion of its direct sales force nationwide and by the acquisition of six PC products remarketers. In October 1994, the Company completed the acquisition of CDCI, a Connecticut-based PC products remarketer, which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Catalink in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Catalink Direct (Pennsylvania), Inc., formerly known as Computerware Business Trust ("Computerware"), a Bristol, Pennsylvania-based PC products remarketer. In June 1995, the Company acquired all of the equity of a PC products remarketer in the U.K. operating as Lantec. The Computerware and Lantec acquisitions have been accounted for as purchase transactions.

     In February 1996, the Company completed the acquisition of AMA, a remarketer of PC products in the U.K., which has been accounted for on a pooling-of-interests basis. Accordingly, AMA's results have been included with the Company's results since the date of the Company's organization. In December 1996, the Company acquired Prophet Group Limited, a PC products remarketer and in February 1997, the Company acquired Data Supplies Limited, a PC products remarketer, both of which are located in the U.K. The Prophet Group and Data Supplies acquisitions have been accounted for as purchase transactions. The Company's remarketer acquisition strategy includes utilizing an acquired company's sales force to offer PECOS to prospective customers in those new markets and, over a period of time, to transition the acquired company's customers to the PECOS system. The Company intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its Elcom Systems' PECOS technology, although there can be no assurance as to the success or timing of any such acquisitions.

     Catalink's revenues are effected by general price reductions by PC manufacturers, which has been substantial, particularly in the first quarter of 1997. Such price cutting requires that Catalink increase its base unit volumes, and associated peripheral product sales to existing and newly acquired customers, in order to overcome the effect of the cost cutting and increase its revenue volume. Consequently, in order to increase revenues, such unit volumes of sales are required to increase substantially, which amplifies the impact of any slowdown in corporate customer demand on Catalink's revenues.

RESULTS OF OPERATIONS


     The following table sets forth various items as a percentage of net sales for each of the years in the three year period ended December 31, 1996:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                  1994        1995         1996
                                                  ----        ----         ----
         Net sales .............................  100%        100%         100%
         Gross profit ..........................   15          13           11
         Selling, general and
           administrative expenses .............   18          12            9
         Research and development expenses .....    2          --           --
         Operating profit (loss) ...............   (5)          1            2
         Interest expense ......................   --           1            1
         Interest income and other, net ........   --          --            1
         Provision for income taxes ............    1          --            1
         Net income (loss) .....................   (6)        (--)           1


Year ended December 31, 1996 compared to year ended December 31, 1995

     Net Sales. Net sales for the year ended December 31, 1996 increased to $620.1 million from $311.4 million in the year ended December 31, 1995 an increase of $308.7 million, or 99%. Net sales in the U.S. increased to $435.1 million in 1996 from $219.4 million in 1995, a 98% increase. This increase is generally attributable to increased sales staffing, the use of the Company's PECOS technology to market to potential customers and the consequent generation of incremental customers and related sales, and to a certain extent, from increased sales to existing customers. Net sales of the Company's U.K.-based operations (Lantec and AMA) increased to $185.0 million in 1996 from $92.0 million in 1995. This increase results primarily from the inclusion of Lantec's results for all of 1996 vs. only a portion of 1995, as well as organic growth of the U.K. group.

     Gross Profit. Gross Profit for the year ended December 31, 1996 increased to $70.0 million from $39.4 million in the year ended December 31, 1995, an increase of $30.6 million, or 78%. The increase in gross profit dollars generated resulted from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased from 13% in 1995 to 11% in 1996. The decrease in gross profit percentage is due primarily to the increasing contribution of net sales generated from large corporate customers which typically generate lower gross profit percentages on such larger volumes. The Company anticipates that its gross profit percentage will continue to decline as a percentage of sales because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate customers which typically generate lower gross margin percentages than other customers while minimizing variable operating costs incurred in generating such gross profit dollars.

     Selling, General and Administrative Expenses. Selling, general and administrative ("S,G&A") expenses for the year ended December 31, 1996 increased to $57.6 million from $36.0 million in the year ended December 31, 1995, an increase of $21.6 million or 60%. This increase is attributable primarily to the increase in the Company's work force and associated overhead as well as the S,G&A of acquired entities, including $2.2 million of goodwill amortization. S,G&A also reflects substantial increases in Elcom Systems' expenses required to support the actual and expected growth of this subsidiary. Other S,G&A expenses also increased as the Company continued to invest in administrative infrastructure to support its growth, including the ongoing development, augmentation, and implementation of its new management information system which is being implemented to allow the Company to operate more efficiently by providing an information systems backbone for the Company and to effectuate the consolidation of the information and other internal systems of certain acquisitions. As a result, the Company's level of S,G&A expenses in absolute dollars and as a percentage of sales may be higher than anticipated, primarily because the new management information system must be fully operational in order to fully consolidate certain S,G&A functions of currently owned entities or entities to be acquired in the future. The Company also is maintaining various manual processes and associated personnel to facilitate its actual and anticipated growth and will continue to do so until its new management information system is fully functioning, which is expected to occur in the summer and into the latter half of 1997. Given a phased implementation, certain redundant overheads may be eliminated prior to such time. Nonetheless, S,G&A expenses decreased as a percentage of net sales for the year ended December 31, 1996 to 9%, from 12% in 1995, reflecting the substantial impact of the increase in net sales, as the Company transitioned out from its development stage.

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

     Interest Expense. Interest expense for the year ended December 31, 1996 increased to $3.8 million from $2.2 million in 1995. Interest expense in both years results from floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances and the increase for 1996 is reflective of the substantial increase in the Company's net sales referred to above and consequent borrowings required to support the increased balances of accounts receivable and inventory.

     Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 1996 increased to $1.5 million from $255,000 in 1995. This increase is a direct result of investment income generated by investment of available net proceeds remaining from the sale of the Company's common stock in its initial public offering in December 1995 and upon exercise of the underwriters' over-allotment option in January 1996.

     Income Tax Provision. The income tax provisions in 1995 and 1996 primarily relate to foreign income taxes of AMA and Lantec and certain current U.S. state income tax provisions.

     Net Income (Loss). The Company reported net income of $5.6 million for the year ended December 31, 1996 versus a net loss of $(904,000) in 1995 as a result of the factors described herein.

Year Ended December 31, 1995 compared to year ended December 31, 1994

     Net Sales. Net sales for the year ended December 31, 1995 increased to $311.4 million from $57.7 million in the year ended December 31, 1994, an increase of $253.7 million, or 440%. Net sales for Catalink alone, excluding the results of Computerware, Lantec, Elcom Systems and AMA grew from $28.8 million in 1994 to $122.8 million in 1995, a 326% increase. This increase is attributable to increased sales staffing, and the consequent generation of new customers and related sales, and to a lesser extent, from increased sales to existing customers.

     Gross Profit. Gross profit for the year ended December 31, 1995 increased to $39.4 million from $8.8 million in the year ended December 31, 1994, an increase of $30.6 million, or 348%. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased from 15% in 1994 to 13% in 1995. The increase in gross profit dollars generated resulted from the substantial growth in net sales. The decrease in gross profit percentage reflects a higher portion of net sales in 1995 to large dollar volume corporate accounts which generally yield lower gross profit percentages than lower dollar volume accounts. The Company anticipates that the gross profit percentage will continue to decline because Catalink's business strategy includes generating incremental revenues from both new and existing large volume corporate accounts.

     Selling, General and Administrative Expenses. S,G&A expenses for the year ended December 31, 1995 increased to $36.0 million from $10.4 in the year ended December 31, 1994, an increase of $25.6 million or 246%. The substantial increase is primarily attributable to the increase in the Company's work force and the expenses of the acquired companies, including $1.5 million of 1995 goodwill amortization expense. Other selling, general and administrative expenses also increased, as the Company continued to invest in administrative infrastructure to support its growth. Selling, general and administrative expenses decreased as a percentage of net sales from 18% in 1994 to 12% in 1995, reflecting the impact of the substantial increase in net sales.

     Research and Development Expense. Research and development expense decreased from approximately $1.2 million in 1994 to $1.1 million in 1995. This decline reflects the Company's earlier stage investments in developing the PECOS operating system and a shift in emphasis by the Company to market and implement its proprietary electronic commerce technology in other industries. The Company expects to continue investing significant amounts in research and development.

     Interest Expense. Interest expense for the year ended December 31, 1995 increased to $2.2 million from $.2 million in 1994. Interest expense in 1995 primarily results from the floor plan borrowings in support of the Company's accounts receivable and inventory. Interest expense in 1994 related to both bank borrowings in support of the Company's asset acquisitions and other operating cash requirements, as well as floor plan borrowings in support of the Company's accounts receivable and inventory. Generally, bank borrowings in 1994 were repaid from equity funds raised.

     Income Tax Provision. The income tax provision in 1995 relates to foreign income taxes of Lantec and certain current state income taxes payable by the Company. In 1994, the tax provision related to the separate profitable operations of CDCI prior to its acquisition by the Company.

     Net Loss. The net loss for 1995 was reduced by $2.6 million or 74%, from $(3.5 million) in 1994 to $(904,000), reflecting the impact of the factors described above.

Liquidity and Capital Resources

     Net cash used in operating activities for the year ended December 31, 1996 was $56.3 million, including $71.1 million relating to increases in accounts receivable, resulting from the Company's increase in net sales during 1996. Net cash used for investing activities was $15.4 million, consisting primarily of $6.5 million in additions to property, equipment and software and $8.3 million of cash paid for acquisitions. Net cash provided by financing activities was $49.6 million, including $6.2 million in net proceeds from the Company's sale of common stock to the underwriters of its initial public offering upon exercise of their over-allotment option and a $43.0 million net increase in borrowings under floor plan lines of credit.

     Net cash used in operating activities for the year ended December 31, 1995 was $39.4 million and included the net operating cash impact of Computerware and Lantec after they were acquired, which occurred in February and June 1995, respectively. Net cash used in operating activities also included $34.6 million relating to increases in accounts receivable. Net cash used in 1995 investing activities was $12.3 million and included $6.5 million related to the purchase of Lantec and $5.8 million of additions to property, equipment and software. The Company received a net total of $91.4 million from financing activities in 1995, $40.1 million from the Company's sale of stock in its initial public offering and related exercise of common stock warrants, $19.1 million from the sale of Series B Convertible Preferred Stock and $37.5 million from a net increase in borrowings under the Company's floor plan lines of credit. Financing activities in 1995 also reflect a $5 million repayment of Computerware loans to the former shareholders of Computerware.

     Net cash used in operating activities for the year ended December 31, 1994 was $9.4 million, including $9.9 million relating to increases in accounts receivable. Net cash used in investing activities was $0.7 million, of which $0.6 million was used for additions to property, equipment and software. Net cash provided by financing activities was $14.9 million including approximately $10.1 million from the sale of Series B Preferred Stock, and $4.9 million from a net increase in borrowings under the Company's lines of credit.

     At December 31, 1996, the Company's principal sources of liquidity included cash and cash equivalents of $23.3 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The DFSC facility provides for aggregate borrowings of up to $100 million, and as of July 1, 1996, the interest rate was reduced to the prime rate. Availability of borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. At December 31, 1996, the Company's borrowings from DFSC on its floor plan line of credit were $71.4 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. During the first half of 1996, interest was payable monthly at the prime rate plus 1%, and thereafter at the prime rate (8.25% at December 31, 1996), although approximately one-half of the Company's initial borrowings do not bear interest until after 30 days have lapsed. As of March 1, 1997, the interest rate was reduced to prime minus 1%. The DFSC line of credit is secured primarily by the Company's inventory and accounts receivable, although substantially all of the Company's other assets also are pledged in support of the facility. The Company is dependent upon the DFSC line of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its inventory purchases and hence, the Company expects that its borrowings under such facility will need to continue to increase substantially in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC line of credit will continue to be available, or be increased to support the Company's requirements. The DFSC line of credit limits borrowings to defined percentages of eligible inventory and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The DFSC and IBMCC borrowing facilities relate to domestic operations only. At December 31, 1996, the Company's borrowings from IBMCC on its floor plan line of credit were $4.3 million.

     Lantec maintains a financing facility with Kellock Limited, an affiliate of NatWest Bank, PLC, which provides for borrowings of up to approximately $15.4 million. Borrowings bear interest at the Bank of Scotland base rate (6.0% at December 31, 1996) plus 1.2% and are primarily secured by accounts receivable.

     AMA maintains a factoring agreement with International Factors Limited
(IFL), under which IFL acts as AMA's factor for a portion of its accounts receivable. The factoring charges amount to the Lloyds Bank base rate (6.0% at December 31, 1996) plus 1.75% of the accounts receivable assigned, in addition to certain administration charges, as defined.

     Prophet Group maintains a financing arrangement with Confidential Invoice Discounting Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $6,850,000. Borrowings bear interest at the Lloyds Bank base rate (6.0% at December 31, 1996) plus 1.25%.

     As of December 31, 1996, the Company had borrowings aggregating approximately $90 million outstanding under the aforementioned facilities, which approximated its availability thereunder.

     Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a recently awarded contract, the Company has decided to begin purchasing products directly from selected manufacturers. The Company believes that it can substantially mitigate the risks associated with additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand relative to demand. The Company believes that this change should improve its delivery time to customers and the quality control of configured systems and, over time, may increase the profitability of the Company. The Company also will continue to maintain electronic links, logistical and traditional relationships with selected distributors and/or aggregators.

     In order to augment its capital position, focus attention on its PECOS technology, and establish a market value for its technology subsidiary, the Company is conducting discussions with selected investment banks to evaluate a possible public offering of common stock of Elcom Systems, Inc., its wholly-owned technology subsidiary which developed and licenses its PECOS electronic commerce enabling software technology. The offering would only be made pursuant to a prospectus included in a registration statement which would be filed with the Securities and Exchange Commission. Although discussions and consideration of such an offering are ongoing, the timing thereof has been deferred due to what the Company believes are unfavorable market conditions. There can be no assurances as to the likelihood, the success, the valuation, the timing or the size of any such possible capital offering. In order to support such a possible capital offering, the Company is likely to continue to invest greater than anticipated amounts in additional sales and support staffing of Elcom Systems.

     The Company has filed a complaint against the principal former owners of Computerware, who in turn have filed counterclaims against the Company. The Company does not anticipate that the final resolution of this matter will have a material adverse effect on its financial position, although there can be no assurance thereof. See Part I, Item 3. Legal Proceedings, and Note 6 to the Consolidated Financial Statements contained in Part II, Item 8., herein.

     The Board of Directors of the Company has authorized the purchase of up to 600,000 shares of common stock to be held as treasury stock specifically for reissuance in connection with acquisitions. The Company anticipates that it may acquire shares in the open market under this authorization from time to time.

     The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. Future growth of the Company will require ongoing investment in property, equipment and software.

     The Company believes that its cash and cash equivalents, together with its existing sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available. However, as the Company's business strategy includes growth through acquisitions, additional sources of financing may be required to accomplish the Company's growth plans.

SEASONALITY AND IMPACT OF INFLATION

     Due to its growth, the Company historically has not experienced observable seasonality in its business. Generally, however, sales in the PC remarketer industry slow in the summer months and are stronger in the fourth calendar quarter in the U.S. and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the U.K. Due to its current size and the nature of its customer base, it is likely that the sales of Catalink will be impacted by general industry seasonality in the future. Elcom Systems' net sales are not seasonal in nature.

     Inflation has been relatively low in recent years and, accordingly the Company has not been significantly impacted by the effects of general inflation. However, in the latter half of 1996 the Company has been increasingly impacted by the low unemployment in certain of its markets, particularly in the Northeast U.S. and the U.K., which has resulted in significant increases in salaries for a variety of personnel (particularly technical personnel) in order for the Company to remain competitive in the employment marketplace.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated, including: the continued acceptance of the Company's PECOS technology, the impact of competitive products and pricing, the success and timing of implementing the Company's new management information system, risks associated with acquisitions of companies, business conditions and growth in the PC industry, the results of pending litigation and the other risks detailed from time to time in this Annual Report on Form 10-K and in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Consolidated Financial Statements beginning on page F-1. Supplemental quarterly financial information for the Company is included in Note 10 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the directors of the Company is set forth in the definitive Proxy Statement ("the Proxy Statement") to be sent to stockholders in connection with the Company's 1997 Annual Meeting of Stockholders to be held June 10, 1997, under the heading "Election of Directors", which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "Management
- Executive Officers", which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Principal Stockholders and Management Ownership", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions", which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this Annual Report on Form 10-K:

     (a) (1) Consolidated Financial Statements:

             See Index to Consolidated Financial Statements on page F-1.

         (2) Consolidated Financial Statement Schedules for each of the Three Years in the Period Ended December 31, 1996:

                    Report of Independent Auditors on Schedule II Valuation and Qualifying Accounts Schedule II Valuation and Qualifying Accounts

             See Index to Schedule on page S-1

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3) Index to Exhibits:

             The exhibits filed as part of this form 10-K are listed on the Index to Exhibits beginning on page E-1, which Index to Exhibits is incorporated herein by reference. The Company's current management contracts and executive compensation plans and arrangements are listed in the Index to Exhibits incorporated herein by reference at exhibit numbers 10.1; 10.2; 10.3; 10.19; 10.20; 10.22; 10.23; 10.29; 10.36; 10.37 and 10.38.


     (b) Reports on Form 8-K:

         During the quarter ended December 31, 1996, the Company filed a current report on Form 8-K dated December 6, 1996 reporting pursuant to Item 2 thereof the acquisition of Prophet Group Limited, a U.K. based remarketer of personal computer products.

     (c) Exhibits:

         See Index to Exhibits beginning on page E-1.

                    ---------------------------------------

The Company will provide copies of the Consolidated Financial Statement Schedule and Index to Exhibits to stockholders upon request.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         Elcom International, Inc.
                                         (Registrant)

Date:  March 21, 1997                    By:     /s/ Robert J. Crowell
                                            ------------------------------------
                                                     ROBERT J. CROWELL
                                            Chairman and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE
REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

           Signatures                             Title                           Date
           ----------                             -----                           ----
    /s/ Robert J. Crowell                   Chairman of the                    March 21, 1997
-------------------------------------       Board of Directors
        ROBERT J. CROWELL                   and Chief Executive Officer
                                            (Principal Executive Officer)


    /s/ Laurence F. Mulhern                 Corporate Executive                March 21, 1997
-------------------------------------       Vice President,
        LAURENCE F. MULHERN                 Chief Financial Officer, Treasurer
                                            and Secretary (Principal Financial
                                            and Accounting Officer)


    /s/ William W. Smith                    Vice Chairman and Director         March 21, 1997
-------------------------------------
        WILLIAM W. SMITH


    /s/ James Rousou                        Corporate Executive                March 21, 1997
-------------------------------------       Vice President and Director
        JAMES ROUSOU


    /s/  J. Richard Cordsen                 Director                           March 21, 1997
-------------------------------------
         J. RICHARD  CORDSEN


    /s/  Richard J. Harries, Jr.            Director                           March 21, 1997
-------------------------------------
         RICHARD J. HARRIES, JR.


    /s/  John W. Ortiz                      Director                           March 21, 1997
-------------------------------------
         JOHN W. ORTIZ

                            ELCOM INTERNATIONAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                                INDEX TO EXHIBITS


Exhibit No.                Description
-----------                -----------

    2.1 Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein). (3)

    2.2 Agreement and Plan of Merger by and among the Registrant, Catalink Acquisition Sub, Inc. and Computerware Business Trust (Computerware) and its former shareholders, dated February 6, 1995.
             (1)

    2.3 Lantec Share Purchase Agreement by and among the Registrant and the former shareholders of Lantec, dated June 12, 1995. (1)

    2.4 Agreement for the exchange of shares in the capital of AMA (UK) Limited for shares in the Registrant, dated February 29, 1996, by and among the Registrant and the Vendors (as defined therein). (2)

    2.5 Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage. (4)

    3.3      Second Restated Certificate of Incorporation of the Registrant. (5)

    3.4      By-Laws of the Registrant, amended as of November 6, 1995. (1)

    4.4      Specimen certificate of the Registrant's Common Stock. (1)

    4.5 Form of 8% Series A Cumulative Convertible Preferred ("Series A") Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993. (1)

    4.8 Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased. (1)

    4.9 Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased. (1)

    4.10 Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased. (1)

    4.12 Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995 (1) and list of other assignees of certain registration rights thereunder. (x)

    4.13 Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant. (1)

Exhibit No.                Description
-----------                -----------


   4.14 Computerware Stockholders' Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware. (1)

   4.15 Amended and Restated Lantec Stockholders' Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec. (6)

   4.16 Form of Lantec Warrant Agreement, dated June 22, 1995, with attached list of holders and number of warrants held. (1)

   4.17 AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited. (x)

   10.1 Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant, with attached list of other Director and/or Executive Officer Indemnitees. (1)(*)

   10.2 Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995. (1) (*)

   10.3 1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995 (1), as amended by Amendment No. 1 dated August 19, 1996. (x) (*)

   10.4 $100,000,000 Business Credit and Security Agreement Dated as of March 1, 1997 among Catalink Direct, Inc., Catalink Direct (Pennsylvania), Inc. and Deutsche Financial Services Corporation ("Deutsche"). (x)

   10.5 Lease Agreement for the Registrant's Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant. (1)

   10.6 Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993. (1)

   10.13 Lock Box Agreement, dated May 1, 1994, by and among Deutsche, Fleet Bank of Massachusetts and the Registrant; and Storage Agreement by and between Ingram Micro and Deutsche. (1)

   10.15 Guaranty by the Registrant in favor of Deutsche, dated November 6, 1995, as amended, guarantying Computerware's indebtedness to Deutsche (1) as ratified by a Reaffirmation of Guaranty dated March 1, 1997. (x)

   10.19 Employment Agreement by and between the Registrant and Robert J. Crowell dated September 20, 1995. (1) (*)

   10.20 Employment Letter Agreement by and between Elcom Systems, Inc. and David Wolf, dated February 23, 1993, as amended April 21, 1993. (1) (*)

   10.22 Employment Agreement by and between the Registrant and James Rousou, dated April 1, 1996. (7 (*)

   10.23     Employment Letter Agreement by and between Elcom Systems and Andres
              Escallon, dated February 23, 1993, as amended April 21, 1993. (1)
             (*)

Exhibit No.                Description
-----------                -----------

   10.25 Invoice Discounting Agreement by and between Kellock Limited and Lantec Information Services, dated August 17, 1993, as amended February 14, 1995. (1)

   10.28 Software License and Support Agreement by and between the Registrant and Spectrum Associates, Inc., dated June 30, 1995. (1)

   10.29 1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995. (1) (*)

   10.33 Guaranty by the Registrant in favor of Deutsche, dated November 6, 1995, guarantying Catalink's indebtedness to Deutsche (1) as ratified by a Reaffirmation of Guaranty dated March 1, 1997. (x)

   10.36      The 1996 Stock Option Plan of Elcom International, Inc. (8) (*)

   10.37 Employment Agreement by and between Registrant and Laurence F. Mulhern dated July 1, 1996. (8) (*)

   10.38      The 1996 Stock Option Plan of Elcom Systems, Inc. (x) (*)

   11.1 Statement regarding computation of pro forma income (loss) per common share. (x)

   21.1       List of the Registrant's Subsidiaries. (x)

   23.1       Consent of Arthur Andersen LLP. (x)

   23.2       Consent of Deloitte & Touche. (x)

   27         Financial Data Schedule. (x)

--------------

(1) Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2) Previously filed as an exhibit to Current Report on Form 8-K (date of report February 29, 1996) filed March 14, 1996, and incorporated herein by reference.

(3) Previously filed as an exhibit to Current Report on Form 8-K (date of report December 6, 1996) filed December 19, 1996, and incorporated herein by reference.

(4) Previously filed as an exhibit to Current Report on Form 8-K (date of report February 21, 1997) filed March 6, 1997, and incorporated herein by reference.

(5) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

(7) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

(8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(x)   Filed herewith.

(*)   Management contract or compensatory plan or arrangement.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


     The following consolidated financial statements of Elcom International, Inc. are included in response to Item 8:

                                                                                                Page
                                                                                                ----
Report of Independent Public Accountants                                                        F-2
Reports of Other Auditors                                                                       F-3 to F-4
Consolidated Balance Sheets as of December 31, 1995 and 1996                                    F-5
Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996      F-6
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1994, 1995 and 1996                                                           F-7
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996      F-8
Notes to Consolidated Financial Statements                                                      F-9 to F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Elcom International, Inc.:

     We have audited the accompanying consolidated balance sheets of Elcom International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. The consolidated statements give retroactive effect to the merger with AMA (UK) Limited on February 29, 1996, which has been accounted for as a pooling of interests as described in Notes 1 and 2. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Elcom International Limited and AMA (UK) Limited, both of which are wholly-owned subsidiaries, which statements, in the aggregate, reflect total assets constituting $56,625,000 and $98,879,000 of the related 1995 and 1996 consolidated financial statement totals, respectively, and which statements reflect net income of $774,000, $1,224,000 and $4,301,000 of the 1994, 1995 and 1996 consolidated financial statement totals, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Elcom International Limited and AMA (UK) Limited is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits, and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 1995 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 21, 1997

                            REPORT OF OTHER AUDITORS



AUDITORS' REPORT TO THE DIRECTORS OF



ELCOM INTERNATIONAL LIMITED
(FORMERLY ELCOM HOLDINGS LIMITED)
(FORMERLY PCO 138 LIMITED)



We have audited the financial statements of Elcom International Limited (not separately presented herein) which have been prepared under the accounting policies set out in the notes to the accounts.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 3 of the financial statements the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 December 1995 and 1996 and of its profit for the years then ended.



DELOITTE & TOUCHE

Chartered Accountants
London

21 March 1997

                            REPORT OF OTHER AUDITORS




AUDITORS' REPORT TO THE DIRECTORS OF

AMA (UK) LIMITED



We have audited the financial statements of AMA (UK) Limited (not separately presented herein) which have been prepared under the accounting policies set out in the notes to the accounts.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 2 of the financial statements the company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgments made by the directors in the preparation of the financial statements and of whether the accounting policies are appropriate to the company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

OPINION

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 December 1995 and 1996 and of its profit for each of the three years in the period ended 31 December 1996.



DELOITTE & TOUCHE

Chartered Accountants
London

21 March 1997

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                  CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 DECEMBER 31,
                                                                          ------------------------
                                                                             1995           1996
                                                                          ---------      ---------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................        $ 44,977      $  23,259
  Accounts receivable, net of allowance for doubtful
    accounts of $1,709 and $ 4,312.................................          72,632        151,344
  Inventory........................................................          17,270         34,718
  Prepaids and other current assets................................           1,902            864
                                                                           --------      ---------
         Total current assets......................................         136,781        210,185
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software...................................          11,629         17,577
  Land, buildings and leasehold improvements.......................           1,935          3,415
  Furniture, fixtures and equipment................................           4,130          6,202
                                                                           --------      ---------
                                                                             17,694         27,194
  Less -- Accumulated depreciation and amortization................           8,740         13,308
                                                                           --------      ---------
                                                                              8,954         13,886
                                                                           --------      ---------

GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION.........          28,496         36,698
                                                                           --------      ---------
                                                                           $174,231      $ 260,769
                                                                           ========      =========
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit....................................................      $ 45,611      $  89,469
  Accounts payable...................................................        33,417         36,987
  Accrued expenses and other current liabilities.....................        10,077         34,405
  Current portion of capital lease obligations.......................           185            252
  Current portion of long-term debt..................................          --               45
                                                                           --------      ---------
         Total current liabilities...................................        89,290        161,158
                                                                           --------      ---------
OTHER DEFERRED LIABILITIES...........................................            43             32
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION....................            48            556
LONG-TERM DEBT, NET OF CURRENT PORTION...............................          --              420
                                                                           --------      ---------
                                                                                 91          1,008
                                                                           --------      ---------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding -- none.................................          --             --
  Common stock, $.01 par value
      Authorized -- 50,000,000 shares
      Issued and outstanding -- 25,510,297 and 26,663,512 shares.....           255            267
  Additional paid-in capital.........................................        91,113         98,483
  Accumulated deficit................................................        (6,494)          (919)
   Treasury stock, at cost -- 0 and 37,546 shares....................          --             (366)
  Cumulative translation adjustment..................................           (24)         1,138
                                                                           --------      ---------
         Total stockholders' equity..................................        84,850         98,603
                                                                           --------      ---------
                                                                           $174,231      $ 260,769
                                                                           ========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                              FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                            1994           1995           1996
                                           -------       --------       --------

Net sales...............................   $57,712       $311,423       $620,115
Cost of sales...........................    48,934        272,041        550,076
                                           -------       --------       --------
Gross profit............................     8,778         39,382         70,039
Expenses:
  Selling, general and administrative...    10,364         36,016         57,551
  Research and development..............     1,166          1,122          1,200
                                           -------       --------       --------
Total expenses..........................    11,530         37,138         58,751
                                           -------       --------       --------
Operating profit (loss).................    (2,752)         2,244         11,288
Interest expense........................      (208)        (2,164)        (3,837)
Interest income and other, net..........        62            255          1,534
                                           -------       --------       --------
Net income (loss) before income taxes...    (2,898)           335          8,985
Provision for income taxes..............       564          1,239          3,410
                                           -------       --------       --------

Net income (loss).......................   $(3,462)      $   (904)      $  5,575
                                           =======       ========       ========

Net income (loss) per share.............   $ (0.27)      $  (0.05)      $   0.19
                                           =======       ========       ========

Weighted average shares outstanding.....    12,749         20,001         29,739
                                           =======       ========       ========

The accompanying notes are an integral part of these consolidated financial statements

                            ELCOM INTERNATIONAL, INC
                                AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                   CONVERTIBLE
                                                                 PREFERRED STOCK                COMMON STOCK
                                                            ---------------------------   --------------------------   ADDITIONAL
                                                                NUMBER      $ 01 PAR         NUMBER      $ 01 PAR        PAID-IN
                                                              OF SHARES       VALUE         OF SHARES      VALUE         CAPITAL
                                                            ---------------------------   --------------------------   -----------

BALANCE, DECEMBER 31, 1993 as previously reported              244,444       $  2          5,869,345       $ 59          $ 3,469
Pooling of interests with AMA (U.K.) Limited...........             --         --          3,247,371         32                6
                                                            ---------------------------   --------------------------     -------
BALANCE, DECEMBER 31, 1993, RESTATED...................        244,444          2          9,116,716         91            3,475
  Conversion of Series A convertible preferred
    stock and reversal of dividend.....................        244,444          2                 --         --                6
  Sale of Series B convertible
    preferred stock, net of offering
    costs of approximately $666........................      2,963,287         30                 --         --           10,046
  Net loss.............................................             --         --                 --         --               --
  Cumulative translation adjustment....................             --         --                 --         --               --
                                                            ---------------------------   --------------------------     -------
BALANCE, DECEMBER 31, 1994.............................      3,452,175         34          9,116,716         91           13,527
  Sale of Series B convertible
    preferred stock, net of offering
    costs of approximately $159........................      1,482,736         15                 --         --            5,200
  Sale of Series C convertible
    preferred stock, net of offering
    costs of approximately $651........................      3,052,385         31                 --         --           13,817
  Purchase of Computerware.............................             --         --          1,326,417         13            4,795
  Purchase of Lantec...................................             --         --          2,899,820         29           13,745
  Exercise of common stock options.....................             --         --              9,963         --               12
  Conversion of Series B convertible
    preferred  stock into common stock.................     (4,934,911)       (49)         4,934,911         49               --
  Conversion of Series C convertible
    preferred  stock into common stock.................     (3,052,385)       (31)         3,052,385         31               --
  Proceeds from sale of common stock, net of
    offering costs of  approximately $4,558............             --         --          4,000,000         40           39,402
  Exercise of warrants.................................             --         --            170,085          2              615
  Net loss.............................................             --         --                 --         --               --
  Cumulative translation adjustment....................             --         --                 --         --               --
                                                            ---------------------------   --------------------------     -------
BALANCE, DECEMBER 31, 1995.............................             --         --         25,510,297        255           91,113
  Proceeds from sale of common stock, net of
    offering costs of  approximately $200..............             --         --            629,489          6            6,234
  Exercise of common stock options.....................             --         --            523,726          6              920
  Tax effect of AMA (U K.) Limited pooling.............             --         --                 --         --              216
  Net income...........................................             --         --                 --         --               --
  Cumulative translation adjustment....................             --         --                 --         --               --
                                                            ---------------------------   --------------------------     -------
BALANCE, DECEMBER 31, 1996.............................             --       $ --         26,663,512       $267          $98,483
                                                            ===========================   ==========================     =======


                                                                                  TREASURY       CUMULATIVE        TOTAL
                                                              ACCUMULATED           STOCK,       TRANSLATION     STOCKHOLDERS'
                                                                DEFICIT            AT COST        ADJUSTMENT        EQUITY
                                                              -----------          --------      -----------     ------------

BALANCE, DECEMBER 31, 1993 as previously reported......        $(2,867)             $  --          $   --           $   663
Pooling of interests with AMA (U.K.) Limited...........            739                 --              --               777
                                                               -------              -----          ------           -------
BALANCE, DECEMBER 31, 1993, RESTATED...................         (2,128)                --              --             1,440
  Conversion of Series A convertible preferred
    stock and reversal of dividend.....................             --                 --              --                 8
  Sale of Series B convertible
    preferred stock, net of offering
    costs of approximately $666........................             --                 --              --            10,076
  Net loss.............................................         (3,462)                --              --            (3,462)
  Cumulative translation adjustment....................             --                 --              61                61
                                                               -------              -----          ------           -------
BALANCE, DECEMBER 31, 1994.............................         (5,590)                --              61             8,123
  Sale of Series B convertible
    preferred stock, net of offering
    costs of approximately $159........................             --                 --              --             5,215
  Sale of Series C convertible
    preferred stock, net of offering
    costs of approximately $651........................             --                 --              --            13,848
  Purchase of Computerware.............................             --                 --              --             4,808
  Purchase of Lantec...................................             --                 --              --            13,774
  Exercise of common stock options.....................             --                 --              --                12
  Conversion of Series B convertible
    preferred  stock into common stock.................             --                 --              --                --
  Conversion of Series C convertible
    preferred  stock into common stock.................             --                 --              --                --
  Proceeds from sale of common stock, net of
    offering costs of  approximately $4,558............             --                 --              --            39,442
  Exercise of warrants.................................             --                 --              --               617
  Net loss.............................................           (904)                --              --              (904)
  Cumulative translation adjustment....................             --                 --             (85)              (85)
                                                               -------              -----          ------           -------
BALANCE, DECEMBER 31, 1995.............................         (6,494)                --             (24)           84,850
  Proceeds from sale of common stock, net of
    offering costs of  approximately $200..............             --                 --              --             6,240
  Exercise of common stock options.....................             --               (366)             --               560
  Tax effect of AMA (U K.) Limited pooling.............             --                 --              --               216
  Net income...........................................          5,575                 --              --             5,575
  Cumulative translation adjustment....................             --                 --           1,162             1,162
                                                               -------              -----          ------           -------
BALANCE, DECEMBER 31, 1996.............................        $  (919)             $(366)         $1,138           $98,603
                                                               =======              =====          ======           =======



The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   1994         1995          1996
                                                                 -------      ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................     $(3,462)     $   (904)     $  5,575
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities --
       Depreciation and amortization........................         637         3,101         6,704
       Provision for doubtful accounts......................         360           472         2,586
       Other deferred liabilities...........................        --            --             (11)
    Changes in current assets and liabilities, net
      of purchase acquisitions --
         Accounts receivable................................      (9,892)      (34,596)      (71,095)
         Inventory..........................................        (615)        4,357       (13,955)
         Prepaids and other current assets..................         127        (1,011)        1,064
         Accounts payable...................................       2,920        (1,181)       (6,858)
         Accrued expenses and other current liabilities.....         567        (9,675)       19,695
                                                                 -------      --------      --------
            Net cash used in operating activities...........      (9,358)      (39,437)      (56,295)
                                                                 -------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software..............        (617)       (5,880)       (6,506)
  Increase in other assets and deferred costs...............        (102)         (105)         (795)
  Purchase of Computerware, net of cash acquired............        --             153          --
  Purchase of Lantec........................................        --          (6,452)         --
  Tax effect of AMA (U.K.) Limited Pooling..................        --            --             216
  Purchase of Prophet Group, net of cash acquired...........        --            --          (8,331)
                                                                 -------      --------      --------
        Net cash used in investing activities...............        (719)      (12,284)      (15,416)
                                                                 -------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit......................       4,946        37,457        43,009
  Sale of common stock, net of offering costs...............        --          39,442         6,240
  Sale of preferred stock...................................      10,076        19,063          --
  Repayment of capital lease obligations and long-term debt.        (165)         (153)         (215)
  Exercise of common stock options..........................        --              12           560
  Exercise of common stock warrants.........................        --             617          --
  Repayment of Computerware stockholders' loans.............        --          (5,000)         --
                                                                 -------      --------      --------
        Net cash provided by financing activities...........      14,857        91,438        49,594
                                                                 -------      --------      --------
FOREIGN EXCHANGE EFFECT ON CASH.............................           8           (60)          399
                                                                 -------      --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...............................................       4,788        39,657       (21,718)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD.......................................         532         5,320        44,977
                                                                 -------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................     $ 5,320      $ 44,977      $ 23,259
                                                                 =======      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid.............................................     $   199      $  1,964      $  3,711
                                                                 =======      ========      ========
  Income taxes paid.........................................     $   426      $    526      $    523
                                                                 =======      ========      ========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations.....................     $    42      $   --        $    787
                                                                 =======      ========      ========
  Retirement of fully depreciated assets....................     $  --        $  1,304      $   --
                                                                 =======      ========      ========



The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Elcom International, Inc. (the Company) is a developer of electronic commerce applications (primarily the Personal Electronic Catalog and Ordering System, hereinafter referred to as "PECOS") utilizing interactive computer-to-computer based electronic catalog marketing and procurement technologies. These technologies are licensed to third parties and are also utilized by certain subsidiaries in the direct marketing and remarketing of personal computer products. The Company commenced development operations in September 1992, and began commercial operations in December 1993, as a remarketer of personal computer products.

(a)  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Restatement of Prior Periods

     The accounting and reporting policies of the Company conform with generally accepted accounting principles. As a result of the pooling of interests with AMA
(UK) Limited discussed in Note 2, these consolidated financial statements reflect the Company's consolidated results as if the pooling occurred on December 31, 1993.

(c) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates.

(d) Cash and Cash Equivalents

     Cash equivalents at December 31, 1995 and 1996 consisted of U.S. Government obligations with maturities of three months or less. These securities, classified as held-to-maturity, are carried at cost plus accrued interest, which approximates fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on the fair value of these securities. Interest earned on all securities is included in interest income and other, net in the Consolidated Statements of Operations.

     At December 31, 1995, the Company held approximately $14,925,000 in escrow as custodian for the benefit of the selling stockholders who participated in the Company's initial public offering, which was completed on December 26, 1995. These funds are not included in the accompanying consolidated financial statements as of December 31, 1995. These funds, along with the selling stockholder proceeds relating to the underwriters' over-allotment option (See
Note 5 (e)), were distributed to the selling stockholders in February 1996.

(e) Inventory

     Inventory consists of purchased personal computer products, peripherals and accessories available for resale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory for potential excess, slow-moving, nonsalable or obsolete inventory. To date, the Company has not provided any material inventory reserves.

(f) Prepaids and Other Current Assets

     Consistent with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-7, Reporting on Advertising Costs, the costs of maintaining, reproducing and mailing the Company's PECOS front-end software, which constitute direct-response advertising costs, are deferred and charged to operations over the estimated periods during which related sales are expected to be realized, which is estimated to be five months. Such net capitalized costs totaled $456,000 and $521,000 at December 31, 1995 and 1996, respectively. For each year in the three-year period ended December 31, 1996 the Company charged approximately $225,000, $767,000 and $839,000 respectively, of these costs to operations, none of which represented write-downs to net realizable value of the capitalized costs.

(g) Depreciation and Amortization

     The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of property, equipment and software over their estimated useful lives of three to five years. Buildings are depreciated over a useful life of fifty years. The capitalized cost of leased equipment and leasehold improvements are amortized over the estimated life of the related assets.

(h) Goodwill and Other Assets

     The excess of the purchase price over the fair value of net assets acquired in each acquisition accounted for as a purchase is classified as goodwill and included in the accompanying consolidated balance sheets. Goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. Goodwill (net of accumulated amortization of $1,132,000 and $3,021,000) was $26,525,000 and $34,649,000 at December 31, 1995 and 1996, respectively. Other intangible assets (net of accumulated amortization of $329,000 and $724,000) associated with acquisitions amounted to $1,612,000 and $1,517,000 at December 31, 1995 and 1996, respectively, and have been assigned a five year life. Amortization of goodwill and such other intangibles amounted to $1,461,000 and $2,210,000 for the years ended December 31, 1995 and 1996, respectively.

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the realizability of goodwill based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1996.

     The Company generally expenses research and development costs as incurred. However, in accordance with SFAS No. 86, Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company capitalizes certain software development costs, consisting primarily of personnel costs, subsequent to the establishment of technological feasibility until the product is available for general product release. Costs incurred prior to the establishment of technological feasibility are charged to operations. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized, as incurred, after technological feasibility has been achieved. Capitalized software development costs are amortized over their estimated useful lives of two years. Net capitalized costs amounted to $230,000 and $461,000 as of December 31, 1995 and 1996, respectively. Amortization expense amounted to $28,000, $62,000 and $195,000 for each of the three years in the period ended December 31, 1996, respectively.

     The Company has capitalized certain costs that are associated with the organization of the corporation totaling $152,000. The costs are being amortized over an estimated useful life of five years. Amortization expense for each of the three years in the period ended December 31, 1996 amounted to approximately $33,000, $29,000 and $35,000, respectively.

(i) Revenue Recognition

     The Company derives substantially all of its revenue from sales of personal computer products, peripherals and accessories. The Company provides for estimated returns at the time of sale. Revenue from product sales is recognized upon shipment.

     The Company recognizes software license revenue in accordance with the provisions of SOP No. 91-1, Software Revenue Recognition. Revenue from the licensing of software is recognized upon shipment of the software if there are no significant post delivery obligations and collectibility of the revenue is assured. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period, unless an additional performance target is mandated, in which case revenue is recognized upon satisfaction of that target, in each case, as defined in the applicable software license agreement.

     The Company also offers maintenance contracts and training. Maintenance and training revenues are recognized ratably over the terms of the related contracts. Amounts received in advance for maintenance agreements are deferred and included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

(j) Postretirement Benefits

     The Company has no material obligations for postretirement benefits. The Company and an indirect UK subsidiary each maintain separate defined contribution benefit plans covering all eligible employees, as defined.

(k) Foreign Currency Translation

     The accounts of the Company's indirect UK subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

(l) Income Taxes

     The Company provides for income taxes in accordance SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

(m) Stock Options

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for 1996. SFAS No. 123 establishes a fair value based methodology for accounting for stock-based compensation plans. The Company has adopted the disclosure only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information. (See Note 5.)

(n) Net Income (Loss) Per Share

     Net Income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each year assuming the conversion of the preferred stock discussed in Note 5 below. All shares, options and warrants issued during the 12 months immediately preceding the Company's initial public offering were treated as if they had been outstanding for all periods, in accordance with the treasury stock method. Common stock equivalents (certain stock options and warrants) issued in earlier periods have not been included in determining the 1994 and 1995 net loss per share, as the effect would have been antidilutive.

(2) ACQUISITIONS



   The Company has consummated the following acquisitions:

                                                                                                METHOD OF
         ENTITY                           DATE         CONSIDERATION                           ACCOUNTING
         ------                           ----         -------------                           ----------

   Computer Specialties, Inc.         October 1994     510,345 shares of common stock          Pooling of
                                                                                               Interests

   Computerware, Inc.                February 1995     1,326,417 shares of common stock         Purchase


   Lantec                              June 1995       2,899,820 shares of common stock         Purchase
                                                       and $6.4 million of cash

   AMA (UK) Limited                  February 1996     3,247,371 shares of common stock        Pooling of
                                                                                               Interests

   Prophet Group Limited             December 1996     $8.4  million of cash and up to $5.0     Purchase
                                                       million   of   additional   purchase
                                                       price subject to 1997 earnings.





     For the acquisitions accounted for as pooling of interests, previously issued financial information, including the financial position and results of the operations of the Company, have been retroactively restated for all prior periods presented to give effect to those acquisitions. For acquisitions accounted for as purchases, the purchase prices were allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed. (See Note 1(h)). Results of operations of those companies are included from their respective date(s) of acquisition.

     The following is unaudited pro forma financial information for the years ended December 31, 1995 and 1996 as if the purchase acquisitions noted above were effective on January 1, 1995 (in thousands, except per share data):

                                              YEAR ENDED DECEMBER 31, 1995 (UNAUDITED)
                             ----------------------------------------------------------------------------------
                                 ELCOM                                    PROPHET
                             INTERNATIONAL,                                GROUP       PRO FORMA
                                  INC.      COMPUTERWARE      LANTEC      LIMITED      ADJUSTMENT      COMBINED
                                  ----      ------------      ------      -------      ----------      --------

 Net sales..................   $311,423        $7,330        $51,496       $33,170       $    --       $403,419
                               ========        ======        =======       =======       =======       ========

 Net income (loss)..........   $   (904)       $ (201)       $ 2,012       $   894       $(2,200)      $   (399)
                               ========        ======        =======       =======       =======       ========

 Pro forma net loss
    per share...............   $  (0.05)           (a)            (a)           (a)           (a)         (0.02)
                               ========        ======        =======       =======       =======       ========

 Pro forma weighted average
   shares outstanding.......     20,001            (a)            (a)           (a)        1,519         21,520
                               ========        ======        =======       =======       =======       ========


                                        YEAR ENDED DECEMBER 31, 1996 (UNAUDITED)
                                    ----------------------------------------------
                                        ELCOM      PROPHET
                                    INTERNATIONAL,  GROUP      PRO FORMA
                                         INC.      LIMITED    ADJUSTMENT  COMBINED
                                    -------------  -------    ----------  --------
  Net sales.................           $620,115    $33,566      $  --     $653,681
                                       ========    =======      =====     ========


  Net income................           $  5,575    $ 1,017      $(566)    $  6,026
                                       ========    =======      =====     ========

  Pro forma net income
     per share..............           $   0.19         (a)        (a)    $   0.20
                                       ========    =======      =====     ========

  Pro forma weighted average
     shares outstanding.....             29,739         (a)        (a)      29,739
                                       ========    =======      =====     ========


 (a)  Not presented as the data is not meaningful.

     On February 21, 1997, the Company completed the acquisition of Data Supplies Limited, a U.K.-based remarketer of personal computer products. The acquisition, to be accounted for under the purchase method, included a cash payment of $1.6 million and an interest bearing note in the amount of $752,000.

(3) LINES OF CREDIT

     At December 31, 1996, the Company had a $100 million floor plan and accounts receivable line of credit available from Deutsche Financial Services Corporation (DFSC). The DFSC line of credit provides for direct payment by the lender to certain Company vendors. In the case of certain product purchases, the borrowings bear interest immediately, and the borrowings related to the remaining purchases bear interest after the lapse of the applicable interest-free periods, which vary generally from 30 to 90 days. The DFSC line of credit limits the borrowings to defined percentages of eligible inventories and accounts receivable. The DFSC line of credit agreement also contains certain covenants relating to net income and debt-to-equity ratios. As of December 31, 1996, the Company was in compliance with all such covenants. Interest is payable monthly at the prime rate (8.25% at December 31, 1996). As of December 31, 1996, the Company had $71,375,000 outstanding under this line of credit, which approximated the Company's availability as of that date. As of December 31, 1996 the Company also had a $3,000,000 unsecured demand note outstanding with DFSC on which Interest is payable monthly, at a rate of prime plus 1%. In January 1997, the unsecured demand note was paid off.

     The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation (IBMCC) to support purchases of IBM products. The Company's purchases under this arrangement bear interest at the prime rate (8.25% at December 31, 1996) plus 6.25% after the lapse of interest-free periods, which vary generally from 30 to 90 days. The Company typically repays this facility upon the lapse of the interest-free periods. As of December 31, 1996, there was approximately $4,282,000 outstanding under this line of credit.

     At December 31, 1996, Lantec had a financing arrangement with Kellock Limited, an affiliate of NatWest Bank, PLC, which provides for borrowings of up to $15,413,000. Borrowings bear interest at the Bank of Scotland base rate (6% at December 31, 1996) plus 1.2% and are primarily secured by accounts receivable. As of December 31, 1996, there was approximately $5,713,000 of outstanding loans under this line of credit.

     AMA has a factoring agreement with International Factors Limited (IFL), under which IFL acts as AMA's factor for a portion of its accounts receivable. The factoring charges amount to the Lloyds Bank base rate (6.0% at December 31, 1996) plus 1.75% of the accounts receivable assigned, in addition to certain administration charges, as defined. As of December 31, 1996, AMA had $4,872,000 outstanding under this agreement.

     Prophet Group has a financing arrangement with Confidential Invoice Discounting Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $6,850,000. Borrowings bear interest at the Lloyds Bank base rate (6.0% at December 31, 1996) plus 1.25%. As of December 31, 1996, there were no borrowings outstanding under this line of credit.

     Prophet Group has a short-term financing arrangement with Allied Irish Bank related to the purchase of computer equipment. The note is payable in monthly installments including principal and interest through April 1997. As of December 31, 1996, the outstanding balance under this arrangement was $227,000.

(4) LONG-TERM DEBT

Long-term debt consists of the following:

                                                          DECEMBER 31,
                                                       ------------------
                                                       1995          1996
                                                    ----------    -----------

Mortgage payable to a bank, interest at the
greater of the bank's base rate (6% at December
31, 1996) plus 3% or 8.75%, due in monthly
installments of principal plus interest through
June 2020, secured by certain land and buildings       $--          $465,000
Less current portion                                    --            45,000
                                                       ---          --------
                                                       $--          $420,000
                                                       ===          ========



(5) STOCKHOLDERS' EQUITY

(a) Common Stock

     The Company has authorized 50,000,000 shares of $.01 par value common stock.

(b) Preferred Stock

     The Company has authorized 10,000,000 shares of $.01 par value preferred stock. The Company had designated 5,000,000 of such shares as Series B convertible preferred stock (Series B preferred stock) and in June 1995, the Company designated 3,150,000 shares as Series C convertible preferred stock (Series C preferred stock). All Series B and Series C preferred stock converted into common stock prior to or upon completion of the Company's initial public offering on December 26, 1995. The Company has amended its Certificate of Incorporation to restore all previously issued preferred stock to authorized and unissued status, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

     In April 1994, the Company issued 488,888 shares of Series B preferred stock and warrants to acquire an aggregate of 122,222 shares of the Company's common stock, in exchange (on a two shares for one share basis) for all the issued and outstanding shares of Series A 8% cumulative convertible preferred stock (Series A preferred stock). All shares previously designated as Series A preferred stock were retired and redesignated as Series B preferred stock during 1994. In addition, the Series A preferred stock provided for cumulative dividends at a rate of 8%, payable annually in arrears, with the first dividend payment due on December 31, 1995. In conjunction with the conversion of the Series A preferred stock into Series B preferred stock, the stockholders waived any accumulated dividends, which amounts were restored to additional paid-in capital.

     All holders of preferred stock prior to conversion entered into stock purchase agreements with the Company. Pursuant to the terms of the original preferred stock purchase agreements, holders of common stock resulting from conversion of preferred stock maintain limited registration rights.

(c) Stock Options

     The Company's stockholders have approved the adoption of two stock option plans, as amended (the "Option Plans"). The Option Plans provide that an aggregate of up to 6,000,000 incentive stock options (ISOs) and nonqualified options may be granted to key personnel of the Company, as determined by the Compensation Committee of the Board of Directors (the Compensation Committee). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company's common stock on the date of grant. The Option Plans also provide that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed 10 years.

     In November 1995, stockholders also approved the adoption of the 1995 Nonemployee Director Stock Option Plan (the "1995 Nonemployee Director Plan"). The 1995 Nonemployee Director Plan provides that an aggregate of up to 250,000 nonqualified stock options to acquire the Company's common stock are reserved for grant to outside directors of the Company. Under the terms of the 1995 Nonemployee Director Plan, the options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Nonemployee Director Plan also provides that the options vest over three years and have terms not to exceed 10 years. Upon joining the Board of Directors, any new nonemployee director is automatically granted 5,000 nonqualified stock options. All nonemployee directors are granted an additional 5,000 nonqualified stock options annually on each June 1, thereafter, while remaining on the Board of Directors.

     In August 1996, the Board of Directors adopted the 1996 Stock Option Plan of Elcom International, Inc. (the "1996 Option Plan"). The 1996 Option Plan provides that an aggregate of up to 2,400,000 ISOs and nonqualified options to acquire the Company's common stock may be granted to key personnel of the Company, as determined by the Compensation Committee. Under the terms of the 1996 Option Plan, the options are granted at not less than fair market value of the Company's common stock on the date of grant. The 1996 Option Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed 10 years. To the extent the 1996 Option Plan is not ratified by the Company's stockholders at its 1997 Annual Meeting, all ISOs granted theretofore will be deemed to be nonqualified options, and only nonqualified options may be granted under the 1996 Option Plan thereafter.

     Information relating to the Company's stock option plans during the three years in the period ended December 31, 1996 is as follows:


                                                                             WEIGHTED
                                            NUMBER         OPTION PRICE      AVERAGE
                                           OF SHARES         PER SHARE    EXERCISE PRICE
                                           ---------         ---------    --------------

  Outstanding, December 31, 1993......     1,725,800      $  .11 - 3.00       $0.37
  Granted.............................       460,600        3.00 - 3.63        3.27
  Terminated..........................      (101,913)        .11 - 3.63        1.22
  Exercised...........................            --                 --          --
                                           ---------      -------------       -----
  Outstanding, December 31, 1994......     2,084,487      $  .11 - 3.63       $0.99
  Granted.............................     2,170,485       3.63 - 10.28        4.70
  Terminated..........................       (70,683)        .11 - 5.99        4.12
  Exercised...........................        (9,963)        .39 - 3.63        1.22
                                           ---------      -------------       -----
  Outstanding, December 31, 1995......     4,174,326      $ .11 - 10.28       $3.17
  Granted.............................     3,101,975       5.31 - 14.25        6.63
  Terminated..........................      (323,461)       .11 - 10.28        5.90
  Exercised...........................      (523,726)        .11 - 5.99        1.77
                                           ---------      -------------       -----
  Outstanding, December 31, 1996......     6,429,114      $ .11 - 14.25       $4.64
                                           =========      =============       =====

  Exercisable, December 31, 1994......       729,781      $  .11 - 3.00       $0.55
                                           =========      =============       =====
  Exercisable, December 31, 1995......     1,321,739      $  .11 - 3.63       $0.92
                                           =========      =============       =====

  Exercisable, December  31, 1996.....     2,032,325      $ .11 - 10.28       $2.72
                                           =========      =============       =====

         The weighted average fair value per share of options granted during 1994, 1995 and 1996 were $1.72, $2.57 and $3.48, respectively.

     The following table summarizes information about stock options outstanding at December 31, 1996.

                                  OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    ------------------------------------------------    --------------------------
                                       Weighted           Weighted                       Weighted-
    Range of                            Average            Average                        Average
    Exercise           Number          Remaining          Exercise          Number       Exercise
     Prices         Outstanding     Contractual Life        Price        Exercisable       Price
    --------        -----------     ----------------      --------       -----------     ---------
         $0.11       1,004,551         6.15 years          $ 0.11           956,492        $0.11
   0.39 - 3.63         634,367            6.51               2.40           597,850         2.46
          4.00       1,194,856            8.14               4.00           157,103         4.00
          4.75         216,250            8.48               4.75            47,675         4.75
     5.06-5.68         611,800            9.15               5.26           211,500         5.21
          5.81       1,252,200            9.30               5.81                --           --
   5.99 - 7.50         977,520            9.17               7.20            20,524         6.03
  7.56 - 13.50         510,520            9.12               8.58            41,181         8.59
         13.56           7,050            9.41              13.56                --           --
         14.25          20,000            9.41              14.25                --           --
                    ----------                                            ---------        -----
                     6,429,114                                            2,032,325        $2.72
                    ==========                                            =========        =====



     As of December 31, 1996, 8,116,308 shares of common stock have been reserved for issuance under the Company's stock option plans and 750,000 shares have been reserved for issuance pursuant to warrants issued in connection with the Lantec purchase as described below.

     As described in Note 1, the Company adopted the disclosure only alternative under SFAS No. 123. Had compensation costs for awards in 1995 and 1996 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:


                                          1995            1996
                                          ----            ----
                                     (in thousands, except per
                                             share data)
  Net income (loss):
       As reported                    $   (904)         $5,575
       Pro forma                      $ (1,581)         $3,330
  Net income (loss) per share:
       As reported                    $  (0.05)          $0.19
       Pro forma                      $  (0.08)          $0.11


     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may be greater as additional options are granted.

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:


                                     1995          1996
                                     ----          ----
Volatility                          53.52%        53.52%
Risk-free interest rate              6.25%          6.2%
Expected life of options           5 years       5 years

     The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The Company's wholly owned technology subsidiary, Elcom Systems, Inc., also maintains a stock option plan (the "Systems Plan") pursuant to which 187,500 shares of its common stock are reserved for issuance. The Systems Plan has provisions similar to the Company's Option Plans, and none of the options issued thereunder were exercisable as of December 31, 1996. Elcom Systems, Inc. has 2.5 million common shares outstanding, all of which are owned by the Company.

(d) Warrants

     In conjunction with the conversion of Series A preferred stock described above and the sale of Series B preferred stock in 1994, the Company issued warrants to purchase 170,085 shares of the Company's common stock at $3.63 per share. In conjunction with the Company's initial public offering of common stock in December, 1995, all warrants were exercised.

     In June 1995, the Company issued warrants to purchase 750,000 shares of the Company's common stock at $4.75 per share in connection with the purchase of Lantec (see Note 2). As of December 31, 1996, all of these warrants were exercisable.

(e) Initial Public Offering and Underwriter Over-allotment Option

     On December 19, 1995, the Company's S-1 registration statement was declared effective and on December 26, 1995, the underwriters closed on the purchase of 5,500,000 shares of the Company's common stock at $11 per share. Of the shares sold, 4,000,000 were sold by the Company and 1,500,000 were sold by certain stockholders of the Company. Net proceeds to the Company upon closing were approximately $39.4 million.

     On January 19, 1996, the underwriters of the Company's initial public offering exercised their over-allotment option and purchased 800,000 shares of common stock at $11 per share. Of the 800,000 shares sold, 629,489 were sold by the Company and 170,511 were sold by certain stockholders of the Company. Net proceeds to the Company as a result of this transaction amounted to approximately $6.2 million.

(f) Open Market Stock Purchase Plan

     On February 23, 1996, the Board of Directors of the Company authorized the purchase of up to an aggregate of 600,000 shares of common stock to be held as treasury stock specifically for reissuance in connection with acquisitions. Subject to legal requirements, the purchases may be made from time to time in the open market based on then-existing market conditions. As of December 31, 1996, the Company has not acquired any treasury stock pursuant to this authorization.

(6) LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from three to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets under capital leases of $582,000 and $1,369,000 and related accumulated amortization of $387,000 and $617,300 as of December 31, 1995 and 1996, respectively. Amortization of leased assets is included in depreciation expense.

     The Company has entered into operating leases for office space, software, computer, autos and other equipment. The period covered by the leases ranges from one to twenty-five years. Certain leases for office space require payment of all related operating expenses of the building, including real estate taxes and utilities.

     Future minimum rental payments as of December 31, 1996, are as follows:


                                                             CAPITAL        OPERATING
     YEAR ENDING DECEMBER 31,                                LEASES          LEASES
     ------------------------                                -------        ---------
     1997 ..............................                    $343,000       $3,163,000
     1998...............................                     244,000        2,389,000
     1999...............................                     244,000        1,897,000
     2000...............................                     156,000        1,545,000
     2001...............................                          --        1,072,000
     Thereafter.........................                          --        7,408,000
                                                            --------      -----------
     Total Minimum lease payments.......                    $987,000      $17,474,000
                                                                          ===========
         Less - Amounts representing interest                179,000
                                                            --------
         Present value of net minimum lease payments        $808,000
         Current portion.....................                252,000
                                                            --------
      Long term portion...................                  $556,000
                                                            ========

     Rent expense for operating leases for each of the three years ended December 31, 1994, 1995 and 1996 amounted to approximately $220,000, $1,654,000 and $2,808,000, respectively.

(b) Employment Contracts

     The Company has employment contracts with certain key executives which provide for annual salary and incentive payments as well as severance arrangements.

(c) Contingencies

     On May 30, 1996, the Company filed a complaint in the Civil Division of the Court of Common Pleas of Bucks County Pennsylvania (Civil Action No. 96004108-22-05) against John R. Kovalcik, Sr., John R. Kovalcik, Jr., James R. Kovalcik, Thomas M. Kovalcik and David E. Kovalcik (collectively the "Kovalciks" or the "Defendants"), the principal former owners of Computerware Business Trust ("Computerware"), which the Company acquired by a merger in February 1995. As of May 29, 1996, none of the Kovalciks, certain of whom had been terminated by the Company, were employed by the Company, including John R. Kovalcik, Jr., a former Corporate Executive Vice President and President of Catalink Direct, Inc., who resigned from the Company's Board of Directors effective April 24, 1996. The Company's complaint, which was subsequently amended, seeks to: (1) enforce confidentiality agreements/obligations and prevent the misappropriation of proprietary Company information and Company property, (2) obtain a declaration from the Court that certain of the Kovalciks' rights under stock option agreements are limited; (3) enforce the covenants of the merger agreement to determine the final amount of the purchase price of Computerware, and (4) recover damages arising from various causes, including the Defendant's fraudulent misrepresentations, and certain breaches of the merger agreement.

     The Defendants have counterclaimed against the Company seeking to: (1) rescind the merger agreement on the purported grounds that it was not legal, or in the alternative to receive unspecified additional purchase price consideration; (2) receive unspecified damages for: fraud, breaches of the merger agreement and of employment and stock option agreements, wrongful termination, conversion, misappropriation of trade secrets, unfair competition and defamation; and (3) have the Court declare the status of the rights of certain Kovalciks under their stock option agreements as being more favorable than the Company contends.

     The Company believes that the Defendants' Counterclaims are without merit and intends to vigorously defend against them. The Company, based on its investigations and inquiries, in conjunction with consultations with legal counsel, has found no controlling precedent that supports the contention that the merger was not legal and therefore, believes that the possibility of the Computerware merger being rescinded by the Court is remote. However, if Defendants were to prevail on this claim, it would have a material adverse effect on the Company. The outcome of the other Counterclaims is not predictable; however, the Company does not believe the final resolution of these Counterclaims will have a material adverse effect on its financial position.

(7) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Prior to the Company's acquisition of Lantec in June 1995 and AMA (UK) Limited in February 1996, substantially all of the net sales, net income (loss) and identifiable assets of the Company related to operations in the U.S. Net sales, net income (loss) and identifiable assets (adjusted for allocation of goodwill and related amortization for the Lantec acquisition) for the Company's U.S. and U.K. operations for the years ended December 31, 1995 and 1996, are as follows (in thousands):

                                    UNITED        UNITED
                                    STATES       KINGDOM     ELIMINATIONS    CONSOLIDATED
                                    ------       -------     ------------    ------------
             Year Ended
          December 31, 1995
          -----------------
       Net sales                   $219,396      $ 92,027      $    --       $311,423
                                   ========      ========      =======       ========
       Net income (loss)           $(2,128)      $  1,224      $    --       $   (904)
                                   ========      ========      =======       ========
       Identifiable assets         $119,675      $ 56,625      $(2,069)      $174,231
                                   ========      ========      =======       ========

             Year Ended
          December 31, 1996
          -----------------
       Net sales                   $435,133      $184,982      $   --        $620,115
                                   ========      ========      =======       ========
       Net income                  $  1,274      $  4,301      $   --        $  5,575
                                   ========      ========      =======       ========
       Identifiable assets         $161,890      $ 98,879      $   --        $260,769
                                   ========      ========      =======       ========


     All revenues, net income and identifiable assets relate substantially to the remarketing of personal computer products and related services.

(8)  INCOME TAXES

     The Company's income tax provision consists of the following:


                            1994         1995          1996
                            ----         ----          ----
State Income Taxes        $188,000    $  150,000   $  718,000
Foreign Income Taxes       376,000     1,089,000    2,692,000
                          --------    ----------   ----------
                          $564,000    $1,239,000   $3,410,000
                          ========    ==========   ==========

     The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting and income tax purposes. The income tax effects of these temporary differences are as follows:


                                                           DECEMBER 31,
                                                       -------------------
                                                       1995           1996
                                                       ----           ----
  Deferred tax assets --
    Depreciation                                   $       --     $  228,000
    Nondeductible reserves                            724,000        358,000
    Other temporary differences                       400,000      1,121,000
    Foreign net operating loss carryforwards          659,000             --
    Net federal and state operating loss            2,746,000      1,619,000
  carryforwards
                                                   ----------     ----------
                                                    4,529,000      3,326,000
                                                   ----------     ----------
  Deferred tax liabilities --
    Depreciation                                      170,000             --
    Other temporary differences                                      671,000
                                                           --
                                                   ----------     ----------
                                                      170,000        671,000
                                                   ----------     ----------
  Valuation allowance                               4,359,000      2,655,000
                                                   ----------     ----------
                                                   $       --             --
                                                   ==========     ==========


     The federal income tax provision varied from the amounts computed using the statutory U.S. income tax rates because of the effect of net operating losses, foreign tax adjustments, state income taxes and travel and entertainment expenses.

     Due to the uncertainty surrounding the realization of the benefit of its favorable tax attributes in future tax returns, the Company placed a full valuation allowance against its net deferred tax asset. The valuation allowance decreased during 1996 by approximately $1,704,000, reflecting realization of certain net operating loss carryforwards. Prior to December 1993, two of the Company's entities (Catalink and Elcom Systems) and, prior to its February 1995 acquisition, Computerware (See Note 2) had elected to be taxed as S corporations under Section 1362 of the Internal Revenue Code. Therefore, until such elections were terminated, the taxable income or loss of each entity was reported on their stockholders' tax returns.

     The Federal and State net operating loss carryforwards relative to the Company's operations as a C corporation cumulatively amount to approximately $4,000,000 at December 31, 1996. The Federal and State net operating loss carryforwards will begin to expire in 2008.

     The Tax Reform Act of 1986 limits the amount of federal net operating losses that companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company believes that such an ownership change occurred during the year ended December 31, 1994; however, the Company does not believe that the impact is significant as any unused amounts from any year are carried forward to future years within the existing carryforward period.

     U.S. income taxes have not been provided on the undistributed net earnings of the foreign subsidiary (Lantec). As of December 31, 1996, determining the tax liability that would arise if these earnings were remitted is not practicable. The Company plans to reinvest substantially all such earnings outside of the U.S., thus indefinitely postponing the remittance of taxes on such earnings.

(9)   RELATED PARTY TRANSACTIONS

(a)  Notes Payable

     During 1993 and 1994, the Company's principal stockholder and Chief Executive Officer made loans to the Company pursuant to demand and term promissory notes. Demand note advances were charged interest at 7%, while term promissory note advances were charged interest at 9%. Substantially all 1993 advances were converted to common stock during 1993, and all remaining 1993 advances were repaid as of December 31, 1993. In the first quarter of 1994, the Company's principal stockholder and Chief Executive Officer made a demand note advance to the Company, which was repaid within 30 days. Interest expense related to these loans amounted to approximately $25,000 for the year ended December 31, 1993 and it was not significant for the year ended December 31, 1994.

(b)   Transactions with Affiliated Company

     The Company owns approximately 40% of ShopLink Incorporated ("ShopLink"), a development stage company that licensed the PECOS electronic commerce system to service the home grocery and consumables market. The Company accounts for this investment under the equity method, with its losses limited to its $4,000 investment. Accounts receivable from ShopLink at December 31, 1996 were $326,135, which were substantially paid subsequent to year end.

(c)   Employee Loans

     In certain instances, the Company periodically makes loans to certain of its officers and employees. These loans are included in accounts receivable in the accompanying consolidated balance sheets and amounted to $1,625,000 at December 31, 1996. Generally, these loans are collateralized by the employees' shares of common stock.


(10) QUARTERLY INFORMATION FINANCIAL DATA (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FIRST      SECOND        THIRD      FOURTH
                                           QUARTER     QUARTER      QUARTER     QUARTER     TOTAL
                                           -------     -------      -------     -------     -----

YEAR ENDED DECEMBER 31, 1995
Net sales............................     $ 42,929    $ 62,436     $ 97,898    $108,160    $311,423
Gross profit.........................        5,731       8,027       12,353      13,271      39,382
Operating profit (loss)..............         (305)       (108)       1,043       1,614       2,244
Net income (loss) ...................         (580)       (591)         (83)        350        (904)
Net income (loss) per share..........     $   (.04)   $   (.03)    $    (--)   $    .01    $   (.05)
Weighted Average Shares Outstanding..       15,781      17,423       23,201      25,386      20,001

YEAR ENDED DECEMBER 31, 1996
Net sales............................     $141,416    $146,305     $156,851    $175,543    $620,115
Gross profit.........................       16,345      17,040       17,332      19,322      70,039
Operating profit (loss)..............        2,240       2,514        2,736       3,798      11,288
Net income (loss) ...................        1,124       1,152        1,310       1,989       5,575
Net income (loss) per share..........     $    .04    $    .04     $    .04    $    .07    $    .19
Weighted Average Shares Outstanding..       29,142      30,079       29,435      29,950      29,739


                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                                INDEX TO SCHEDULE

                                                                       Page
                                                                       Reference

Report of Independent Public Accounts on Schedule                      S-2

Schedule II - Valuation and Qualifying Accounts for the Years Ended
      December 31, 1994, 1995 and 1996                                 S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Elcom International, Inc.

      We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996, included in this Form 10-K, and have issued our report thereon dated March 21, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 21, 1997

                                                                     SCHEDULE II


                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)


                                     Balance                                       Balance
                                    Beginning                                        End
Allowance for Doubtful Accounts     of Period       Additions      Other (1)      of Period
-------------------------------     ---------       ---------      ---------      ---------

Year ended December 31, 1994        $      --        $  360        $      --        $  360
                                    =========        ======        =========        ======

Year ended December 31, 1995        $     360        $  472        $     877        $1,709
                                    =========        ======        =========        ======

Year ended December 31, 1996        $   1,709        $2,586        $      17        $4,312
                                    =========        ======        =========        ======

(1) Includes allowances for doubtful accounts acquired through acquisition, net of write-offs.


                                   Balance                                          Balance
                                  Beginning                                           End
Deferred Tax Valuation Accounts   of Period        Additions       Utilization     of Period
-------------------------------   ---------        ---------       -----------     ---------

Year ended December 31, 1994        $   50        $    1,923        $     --         $1,973
                                    ======        ==========        ========         ======

Year ended December 31, 1995        $1,973        $    2,386        $     --         $4,359
                                    ======        ==========        ========         ======

Year ended December 31, 1996        $4,359        $       --        $ (1,704)        $2,655
                                    ======        ==========        ========         ======