Form 10-Q
period 1997-03-31
ELCOM INTERNATIONAL INC
filed 1997-05-08
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1997

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

                                 Yes..X.. No....


     The registrant had 26,841,827 shares of common stock, $.01 par value, outstanding as of May 2, 1997.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.   Financial Statements

               Consolidated Balance Sheets at December 31, 1996
                 and March 31, 1997 (unaudited)...............................2

               Consolidated Statements of Operations - Three Months
                 Ended March 31, 1996 and 1997 (unaudited)....................3

               Consolidated Statements of Cash Flows - Three Months
                 Ended March 31, 1996 and 1997 (unaudited)....................4

               Notes to Consolidated Financial Statements (unaudited).........5

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................6

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings..................................................11

Item 2.   None.

Item 3.   None.

Item 4.   None.

Item 5.   None.

Item 6.   Exhibits and Reports on Form 8-K...................................11

Signatures        ...........................................................11


                                    EXHIBITS

Exhibit 4.16 Form of Lantec Warrant Agreement, dated June 22, 1995, with attached First Amended List of Holders of Warrants to Purchase Common Shares of the Company .

Exhibit 11        Statement Re:  Computation of Income Per Common Share

Exhibit 27        Financial Data Schedule

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     December 31,   March 31,
                                                         1996         1997
                                                        --------    --------
                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents ........................... $  23,259    $  21,051
Accounts receivable, net of allowance for doubtful
  accounts of  $4,312 and $4,309 ....................   151,344      153,497
Inventory ...........................................    34,718       34,306
Prepaids and other current assets ...................       864        1,660
                                                      ---------    ---------
       Total current assets .........................   210,185      210,514
                                                      ---------    ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ....................    17,577       19,382
  Land, buildings and leasehold improvements ........     3,415        3,485
  Furniture, fixtures and equipment .................     6,202        8,050
                                                      ---------    ---------
                                                         27,194       30,917
  Less -- Accumulated depreciation and amortization .    13,308       14,873
                                                      ---------    ---------
                                                         13,886       16,044
                                                      ---------    ---------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
AMORTIZATION ........................................    36,698       38,501
                                                      ---------    ---------
                                                      $ 260,769    $ 265,059
                                                      =========    =========
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit ..................................... $  89,469    $  86,025
Accounts payable ....................................    36,987       52,547
Accrued expenses and other current liabilities ......    34,405       23,849
Current portion of capital lease obligations ........       252          633
Current portion of long-term debt ...................        45           45
                                                      ---------    ---------
       Total current liabilities ....................   161,158      163,099
                                                      ---------    ---------
OTHER DEFERRED LIABILITIES ..........................        32           33
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ...       556        1,311
LONG-TERM DEBT, NET OF CURRENT PORTION ..............       420          409
                                                      ---------    ---------
                                                          1,008        1,753
                                                      ---------    ---------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value;
    Authorized --  10,000,000 shares --
    Issued and outstanding -- None ..................      --           --
Common stock, $.01 par value
  Authorized -- 50,000,000 shares --
  Issued and outstanding 26,663,512 and
  26,778,527 shares .................................       267          268
Additional paid-in capital ..........................    98,483       98,789
Retained earnings (accumulated deficit) .............      (919)       1,044
Treasury stock, at cost 37,546 shares ...............      (366)        (366)
Cumulative translation adjustment ...................     1,138          472
                                                      ---------    ---------
Total stockholders'equity ...........................    98,603      100,207
                                                      =========    =========
                                                      $ 260,769    $ 265,059
                                                      =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                    Three Months Ended March 31,
                                                  ------------------------------
                                                        1996             1997
                                                  -------------    -------------

Net sales ......................................      $ 141,416       $ 176,280
Cost of sales ..................................        125,071         156,078
                                                      ---------       ---------
Gross profit ...................................         16,345          20,202
Expenses:
  Selling, general and administrative ..........         13,820          16,368
  Research and development .....................            285             275
                                                      ---------       ---------
Total expenses .................................         14,105          16,643
                                                      ---------       ---------
Operating profit ...............................          2,240           3,559

Interest expense ...............................           (807)         (1,144)

Interest income and other, net .................            565             575
                                                      ---------       ---------
Income before income taxes .....................          1,998           2,990
Provision for income taxes .....................            874           1,027
                                                      ---------       ---------
Net income .....................................      $   1,124       $   1,963
                                                      =========        =========
Net income per common share ....................      $    0.04       $    0.07
                                                      =========        =========
Weighted average common shares outstanding .....         29,142          29,471
                                                      =========        =========





The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                            1996      1997
                                                          --------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................... $  1,124    $  1,963
  Adjustments to reconcile net income to net cash
    provided by (used in)operating activities --
    Depreciation and amortization .....................    1,302       2,243
    Provision for doubtful accounts ...................      107         300
    Other deferred liabilities ........................      (20)          1
    Changes in current assets and liabilities, net
      of acquisitions --
    Accounts receivable ...............................  (32,403)        (39)
    Inventory .........................................   (2,034)        122
    Prepaids and other current assets .................      457        (497)
    Accounts payable ..................................    2,142      15,045
    Accrued expenses, other current liabilities
      and other .......................................      487     (11,955)
                                                        --------    --------
         Net cash provided by (used in) operating
           activities .................................  (28,838)      7,183
                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software.........   (1,413)     (1,866)
  Increase in other assets and deferred costs .........     (585)       (178)
  Purchase of Prophet Group ...........................     --          (391)
  Purchase of Data Supplies, net of cash acquired .....     --        (2,575)
                                                        --------    --------
        Net cash used in investing activities .........   (1,998)     (5,010)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under lines of credit .....   11,946      (4,141)
  Sale of common stock ................................    6,240        --
  Repayment of capital lease obligations and
    long-term debt.....................................      (53)       (214)
  Exercise of common stock options ....................       95         307
                                                        --------    --------
        Net cash provided by (used in) financing
          activities ..................................   18,228      (4,048)
                                                        --------    --------
FOREIGN EXCHANGE EFFECT ON CASH .......................      (44)       (333)
                                                        --------    --------
NET DECREASE IN CASH AND CASH
EQUIVALENTS............................................  (12,652)     (2,208)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .................................   44,977      23,259
                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .............. $ 32,325    $ 21,051
                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid ....................................... $    814    $  1,172
                                                        ========    ========
  Income taxes paid ................................... $     53    $    656
                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations ............... $   --      $  1,339
                                                        ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the periods ended March 31, 1996 and 1997. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's current reports on Form 8-K concerning the Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware Business Trust ("Computerware"), dated March 26, 1997; the acquisition of Prophet Group Limited dated December 6, 1996 and later amended on Form 8-K/A-1 filed on February 13, 1997; and the acquisition of Data Supplies Limited dated February 21, 1997 and later amended on Form 8-K/A-1 filed on April 7, 1997.

2.   Acquisition

     On February 21, 1997, the Company acquired the entire share capital of Data Supplies Limited, a corporation organized under the laws of the United Kingdom ("Data Supplies"). Data Supplies is a remarketer of personal computer products with revenues for its fiscal year ended December 31, 1996 of approximately $21 million and is headquartered in Slough, Berkshire, United Kingdom. As consideration for the acquisition of the entire share capital of Data Supplies, the Company paid 1,000,000 British Pounds (approximately $1.6 million) and a note in the amount of $752,000 to the Data Supplies shareholder. The note bears interest at a rate of 5%. The operating results of Data Supplies have been included in the Company's operating results since the date of acquisition.

3.   Net Income Per Share

     Net income per share during 1996 and 1997 is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with the treasury stock method. In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") effective for all periods ending after December 15, 1997. This statement establishes revised standards for computing earnings per share ("EPS") by replacing the presentation of primary earnings per share with a presentation of Basic EPS and by replacing fully diluted EPS with Diluted EPS. Basic EPS excludes the dilutive impact of stock options and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement. The calculation of Diluted EPS would not differ from the calculation of EPS as shown in the accompanying Consolidated Statements of Operations for the periods ended March 31, 1996 and 1997. Basic EPS, presented below on a pro forma basis is calculated based on fewer shares outstanding (excludes the dilutive impact of stock options), but yields the same result as Diluted EPS due to roundings.

                                                                  March 31,
                                                              1996      1997
                                                             -----------------
Pro Forma Basic Net Income Per Share .....................   $ 0.04   $ 0.07
                                                             ======   ======
Weighted Average Common Shares Outstanding Under Basic EPS   26,022   26,740
                                                             ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         To date, substantially all of the Company's net sales have been derived from the sale of PC products by its wholly-owned subsidiary, Catalink Direct, Inc. ("Catalink"), and its subsidiaries, to corporate customers. In addition, the Company, through its wholly-owned subsidiary, Elcom Systems, Inc. ("Elcom Systems"), generates revenues from licensing its PECOS electronic commerce technology and providing related services to other companies. On a stand-alone presentation basis, for the quarters ended March 31, 1996 and March 31, 1997, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $663,000 and $1.2 million, respectively.

         The Company was founded in 1992, commenced operations in December 1993, and has experienced rapid growth by offering its PECOS technology to its Catalink customers, by their subsequent use of PECOS, and by various marketing efforts, including the expansion of its direct sales force nationwide and by the acquisition of six PC products remarketers. The Company's remarketer acquisition strategy includes utilizing an acquired company's sales force to offer PECOS to prospective customers in those new markets and, over a period of time, to transition the acquired company's customers to the PECOS system.

         In October 1994, the Company completed the acquisition of CDCI, a Connecticut-based PC products remarketer, which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Catalink in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Catalink Direct (Pennsylvania), Inc., formerly known as Computerware Business Trust ("Computerware"), a Bristol, Pennsylvania-based PC products remarketer. In June 1995, the Company acquired all of the equity of a PC products remarketer in the United Kingdom operating as Lantec. The
Computerware and Lantec acquisitions have been accounted for as purchase transactions.

         In February 1996, the Company completed the acquisition of AMA (UK) Limited ("AMA"), a remarketer of PC products in the United Kingdom, which has been accounted for on a pooling-of-interests basis. Accordingly, AMA's results have been included with the Company's results since the date of the Company's organization. In December 1996, the Company acquired Prophet Group Limited, a PC products remarketer and in February 1997, the Company acquired Data Supplies
Limited, a PC products remarketer, both of which are located in the United Kingdom. The Prophet Group and Data Supplies acquisitions have been accounted for as purchase transactions.

         On April 4, 1997, Elcom Systems acquired an existing electronic procurement software technology which will be integrated with its existing PECOS family of products to augment its "full circle" electronic commerce solution. Assuming the satisfaction of certain post closing contingencies, the total purchase price is approximately $1.1 million. The procurement technology provides an infrastructure based on client/server technology that integrates desktop ordering of various product lines from multi-vendor, multi-commodity electronic catalogs with Electronic Data Interchange (EDI), work flow processes such as routing and approval processing and automated settlement processes, thereby minimizing the need for human intervention in the generation of purchase orders and payments. The Company believes that the current marketplace for a business-to-business electronic commerce procurement solution is substantial. The Company is actively marketing and intends to further invest in the continued development of the electronic procurement technology. The Company intends to enhance the acquired technology with additional features and utilities available in PECOS in order to deliver robust electronic commerce solutions for both "sell side" and "buy side" licensees.

         The Company intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its Elcom Systems' PECOS technology, although there can be no assurances as to the success or timing of any such acquisitions.

         Catalink's revenues have always been affected by general price reductions by PC manufacturers, which have been substantial over the last several years. Manufacturers' price reductions require that Catalink increase its base unit volumes, and associated peripheral product sales to existing and newly acquired customers, to overcome the effect of such cost cutting and to increase its revenue volume in order to sustain its level of gross profit. Consequently, the impact of any lessening of corporate customer demand on Catalink's revenues is amplified in this environment.

         In addition to general price reductions by PC manufacturers, the Company's first quarter revenues were impacted by a general decrease in demand in the United Stated for PC products, which was exacerbated by a customer's delay in the roll-out of a major contract from the first quarter to the second quarter. The decrease in demand in the United States was generally offset by increased sales of products and services at the Company's United Kingdom subsidiaries. The Company believes that the first quarter decrease in domestic demand is the result of a temporary deferral of purchases by customers, and anticipates that demand will strengthen over the balance of the year, although there can be no assurances thereof.

Results of Operations

Quarter ended March 31, 1997 compared to the quarter ended March 31, 1996.

         Net Sales. Net sales for the quarter ended March 31, 1997 increased to $176.3 million from $141.4 million in the same period of 1996, an increase of $34.9 million or 25%. This increase is primarily attributable to sales growth in the United Kingdom, including $11.8 million of sales generated by recent acquisitions (Prophet Group Limited and Data Supplies Limited). In addition, the Company increased sales through continued expansion of the use of its PECOS technology by existing and new customers via incremental penetration of the marketplace through expansion of its direct sales force. Net sales in the United States increased to $103.3 million in the 1997 quarter, from $95.8 million in the quarter ended March 31, 1996, an 8% increase. Net sales of the Company's United Kingdom based operations increased from $45.6 million in the 1996 quarter to $73.0 million in the first quarter of 1997, a 60% increase. As noted above, the Company believes that the sluggish increase in United States sales is attributable primarily to a temporary deferral of purchases by customers in the United States during the first quarter, and anticipates that demand in the United States will strengthen over the balance of the year, although there can be no assurances thereof.

         Gross Profit. Gross profit for the quarter ended March 31, 1997 increased to $20.2 million from $16.3 million in the 1996 quarter, an increase of $3.9 million or 24%. The increase in gross profit dollars generated resulted from the overall growth in net sales, including sales generated by recent acquisitions. Gross profit as a percent of net sales declined slightly from 11.6% in the 1996 quarter to 11.5% in the 1997 quarter due to a proportional increase in net sales to large volume corporate accounts which typically generate lower gross margins than other customers. The gross profit percentage in the 1997 quarter was higher than the 11.0% gross profit percentage reported in the third and fourth quarters of 1996 due to an increase in the proportion of revenues generated by the Company's United Kingdom operations, and from services, both of which generate higher gross profit margins than the large customer accounts in the United States where demand was slightly less than anticipated for the 1997 quarter. The Company anticipates that its overall gross profit percentage will decline in future quarters because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate accounts which typically generate lower gross margins than other customers.


         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1997 increased to $16.4 million from $13.8 million in the 1996 quarter, an increase of $2.6 million or 19%. This increase is attributable primarily to the expenses of acquired companies and an increase in the Company's work force to support increased sales volume. Other selling, general and administrative expenses also increased as the Company continued to invest in administrative infrastructure to support its future growth, including the ongoing development and implementation of its augmented management information system. Until such system is fully operational, the Company will be required to maintain additional personnel and manual support processes to facilitate its anticipated growth in volume. Nonetheless, selling, general and administrative expenses decreased as a percentage of net sales for the quarter ended March 31, 1997 to 9%, from 10% in the comparable 1996 quarter, reflecting the impact of slower overall expense growth relative to the increase in net sales.

         Research and Development Expense. Research and development expense has remained relatively constant between 1996 and 1997. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS technology, including modifications to allow
communication   using  the  Internet  and  the   continued   development   of  a
browser-compliant   version  of  its  PECOS  technology  for  license  to  other companies. With the recent acquisition of an existing electronic procurement software technology allowing for greater flexibility and augmentation of its "full circle" electronic commerce technology, the Company expects to continue investing significant amounts in research and development.

         Interest Expense. Interest expense for the quarter ended March 31, 1997 increased to $1,144,000 from $807,000 in the comparable period of 1996 an increase of $337,000 or 42%. Interest expense in both years reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory and for 1997 is reflective of the substantial increase in the Company's net sales and inventory balances over the 1996 period.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 1997 increased to $575,000 from $565,000 in the 1996 quarter. Other income also includes proceeds of $389,000 resulting from the sale of the Bristol, PA. rental division in March 1997, net of certain redundant operating and severance expenses of the Pennsylvania group which continue to be phased-out and consolidated into the Company's headquarters and the new East Coast configuration and distribution facility which was opened in Canton, MA in the first quarter of 1997.

         Income Tax Provision. The income tax provision in 1997 and 1996 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain current state income taxes payable by the Company.

         Net Income. The Company generated net income for the quarter ended March 31, 1997 as a consequence of the results of the factors described herein. The March 31, 1997 quarter is the sixth consecutive quarter in which the Company has reported net income since its initial public offering on December 19, 1995, after reporting net losses in all previous quarters from its inception in 1992.

Liquidity and Capital Resources

         Net cash provided by operating activities for the quarter ended March 31, 1997 was $7.2 million, reflecting the Company's net income adjusted for $2.2 million in depreciation and amortization, a net increase of $3.1 million in accounts payable and accrued expenses and stable levels of accounts receivable and inventory in the period. Net cash used in investing activities was $5.0 million, consisting primarily of $1.9 million in additions to property, plant equipment and software and $3.0 million of cash paid for acquisitions. Net cash used in financing activities was $4.0 million, consisting primarily of a $4.1 million decrease in net borrowings under the Company's lines of credit.

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

         At March 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $21.1 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The DFSC facility provides for aggregate borrowings of up to $100 million, with interest payable at prime less 1% (7.5% at March 31, 1997). Approximately one-half of the Company's initial borrowings are eligible to be interest free until after 30 days have lapsed. Through February 28, 1997, interest was payable monthly at the prime rate before being reduced to prime less 1%. Availability of borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. At March 31, 1997, the Company's borrowings from DFSC on its floor plan line of credit were $67.8 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. The DFSC line of credit is secured primarily by the Company's inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged in support of the facility. The Company is dependent upon the DFSC line of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its inventory purchases and hence, the Company expects that its borrowings under such facility will need to continue to increase substantially in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC line of credit will continue to be available, or be increased to support the Company's requirements. The DFSC line of credit limits borrowings to defined percentages of eligible inventory and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The DFSC and IBMCC borrowing facilities relate to domestic operations only. At March 31, 1997, the Company's borrowings from IBMCC on its floor plan line of credit were $4.3 million.

         Lantec maintains a financing facility with Kellock Limited, an affiliate of NatWest Bank, PLC, which provides for borrowings of up to approximately $14.8 million. Borrowings bear interest at the Bank of Scotland base rate ( 6% at March 31, 1997) plus 1.2% and are primarily secured by accounts receivable.

         AMA maintains a factoring agreement with International  Factors Limited
(IFL), under which IFL acts as AMA's factor for a portion of its accounts receivable. The factoring charges amount to the Lloyds Bank base rate (6% at March 31, 1997) plus 1.75% of the accounts receivable assigned, in addition to certain administration charges, as defined.

         Prophet Group maintains a financing arrangement with Confidential Invoice Discounting Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $6.6 million. Borrowings bear interest at the Lloyds Bank base rate (6% at March 31, 1997) plus 1.25%.

         Data Supplies Limited maintains a financing arrangement with Alex Lawrie Factors Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $2.9 million. Borrowings bear interest at the Lloyds Bank base rate (6% at March 31, 1997) plus 1.75%.

         As  of  March  31,  1997,  the  Company  had   borrowings   aggregating
approximately $86.0 million outstanding under the aforementioned facilities, which approximated its availability thereunder.

         Based upon ongoing analyses, and the implementation of a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a major contract, the Company has begun purchasing products directly from selected manufacturers. The Company believes that it can substantially mitigate the risks associated with additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand relative to demand, while continuing to maintain electronic links, logistical and traditional relationships with selected distributors and/or aggregators. The Company believes that by having certain inventory on hand, it should improve its delivery time to many customers and the quality control of configured systems and, over time, may increase the profitability of the Company.

         Although the Company is continuing to evaluate a possible public offering of common stock of Elcom Systems, its wholly-owned technology subsidiary which developed and licenses its PECOS electronic commerce enabling software technology, the timing thereof has been deferred indefinitely due to what the Company believes are unfavorable market conditions. The offering would only be made pursuant to a prospectus included in a registration statement which would be filed with the Securities and Exchange Commission. There can be no assurances as to the likelihood, the success, the valuation, the timing or the size of any such possible capital offering. As noted herein, the Company is continuing to invest in research and development of the PECOS System, and has expanded its software product lines with the recent acquisition of an electronic procurement technology.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated, including: the continued acceptance of the Company's PECOS technology, the impact of competitive products and pricing, the success and timing of implementing the Company's new management information system, risks associated with acquisitions of companies, business conditions and growth in the PC industry, availability of appropriate financing and the other risks detailed in the Company's 1996 Annual Report on Form 10-K and from time to time in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

                           Part II - Other Information
Item 1. Legal Proceedings

         On March 26, 1997, the Company and certain of its subsidiaries entered into a Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware, which the Company acquired in February 1995, including the dismissal of all litigation pending against the principal former owners of Computerware (and related counterclaims against the Company). The essence of the settlement, a complete copy of which was filed in a Current Report on Form 8-K, dated March 26, 1997, filed on April 8, 1997, includes a confirmation of the merger transaction and affirmation that the 1,326,417 shares of the Company's stock issued in 1995 is the appropriate and final amount of the stock due and payable in connection with the transaction. In addition, the principal former owners of Computerware have agreed to certain volume and manner of sale limitations on their ability to sell their shares of the Company's common stock. The settlement of these disputes and related litigation did not have a material impact on the Company's results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         4.16 Form of Lantec Warrant Agreement, dated June 22, 1995 (1), with attached First Amended List of Holders of Warrants to Purchase Common Shares of the Company. (x)

         (11)  Statement Re:  Computation of Income Per Common Share. (x)

         (27)  Financial Data Schedule. (x)

---------------------------------
                  (1) Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

                  (x)  Filed herewith.

(b)      Reports on Form 8-K.

         During the three month period ended March 31, 1997, the Company filed Current Reports on Form 8-K with respect to the Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware, dated March 26, 1997; the acquisition of Prophet Group Limited dated December 6, 1996 and later amended on Form 8-K/A-1 filed on February 13, 1997; and the acquisition of Data Supplies Limited dated February 21, 1997 and later amended on Form 8-K/A-1 filed on April 7, 1997.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Elcom International, Inc.
                                                     (Registrant)



Date: May 7, 1997                             By:      /s/  Laurence F. Mulhern
                                                  ------------------------------
                                                            Laurence F. Mulhern
                                          Chief Financial Officer and Treasurer