Form 10-Q
period 1997-06-30
ELCOM INTERNATIONAL INC
filed 1997-08-13
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                                 Yes...X....  No.........


     The registrant had 26,991,623 shares of common stock, $.01 par value, outstanding as of July 31, 1997.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

               Consolidated Balance Sheets as of December 31, 1996
                 and June 30, 1997 (unaudited)...........................2

               Consolidated Statements of Operations - Three and Six Month
                 Periods Ended June 30, 1996 and 1997 (unaudited)........3

               Consolidated Statements of Cash Flows - Six Month Periods
                 Ended June 30, 1996 and 1997 (unaudited)................4

               Notes to Consolidated Financial Statements (unaudited)....5

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................6

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................12

Item 2. None.

Item 3. None.

Item 4. Submission of Matters to a Vote of Security Holders...............12

Item 5. None.

Item 6. Index to Exhibits and Reports on Form 8-K.........................13

Signature.................................................................13

                            ELCOM INTERNATIONAL, INC
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                        December 31,   June 30,
                                                             1996        1997
                                                          ---------  ---------
                         ASSETS                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ........................     $ 23,259     $ 32,239
  Accounts receivable, net of allowance for doubtful
    accounts of  $4,312 and $4,125 .................      151,344      156,641
  Inventory ........................................       34,718       43,936
  Prepaids and other current assets ................          864        2,031
                                                         --------     --------
         Total current assets ......................      210,185      234,847
                                                         --------     --------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ...................       17,577       20,330
  Land, buildings and leasehold improvements .......        3,415        3,382
  Furniture, fixtures and equipment ................        6,202        9,601
                                                         --------     --------
                                                           27,194       33,313
  Less -- Accumulated depreciation and amortization        13,308       16,079
                                                         --------     --------
                                                           13,886       17,234
                                                         --------     --------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
AMORTIZATION .......................................       36,698       37,867
                                                         --------     --------
                                                         $260,769     $289,948
                                                         ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit ....................................   $ 89,469     $101,236
  Accounts payable ...................................     36,987       59,888
  Accrued expenses and other current liabilities .....     34,405       23,500
  Current portion of capital lease obligations .......        252          630
  Current portion of long-term debt ..................         45           45
                                                         --------     --------
         Total current liabilities ...................    161,158      185,299
                                                         --------     --------
OTHER DEFERRED LIABILITIES ...........................         32           28
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ....        556        1,153
LONG-TERM DEBT, NET OF CURRENT PORTION ...............        420          398
                                                         --------     --------
                                                            1,008        1,579
                                                         --------     --------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; Authorized --
  10,000,000 shares--Issued and outstanding -- None..          --         --
Common stock, $.01 par value; Authorized - 50,000,000
  shares - Issued and outstanding -- 26,663,512 and
    27,019,671 shares ...............................         267          270
Additional paid-in capital ..........................      98,483       99,446
  Retained earnings (accumulated deficit) ...........        (919)       3,104
  Treasury stock, at cost -- 37,546 and 56,319 shares        (366)        (549)
  Cumulative translation adjustment .................       1,138          799
                                                        ---------    ---------
Total stockholders' equity ..........................      98,603      103,070
                                                        =========    =========
                                                        $ 260,769    $ 289,948
                                                        =========    =========

       The accompanying notes are an integral part of these consolidated financial statements

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                       -------------------   ------------------
                                         1996       1997       1996      1997
                                       --------   --------   --------  --------
Net sales............................. $146,305   $198,157   $287,721  $374,436
Cost of sales ........................  129,265    175,465    254,336   331,542
                                       --------   --------   --------  --------
Gross profit .........................   17,040     22,692     33,385    42,894
Expenses:
  Selling, general and administrative.   14,226     18,307     28,046    34,675
  Research and development ...........      300        290        585       565
                                       --------   --------   --------  --------
Total expenses .......................   14,526     18,597     28,631    35,240
                                       --------   --------   --------  --------
Operating profit .....................    2,514      4,095      4,754     7,654

Interest expense .....................     (962)    (1,105)    (1,769)   (2,249)

Interest income and other, net .......      418        142        983       716
                                       --------   --------   --------  --------
Income  before income taxes ..........    1,970      3,132      3,968     6,121
Provision for income taxes ...........      818      1,071      1,692     2,098
                                       --------   --------   --------  --------
Net income ........................... $  1,152   $  2,061   $  2,276  $  4,023
                                       ========   ========   ========  ========
Net income per share ................. $    .04   $    .07   $    .08  $    .14
                                       ========   ========   ========  ========
Weighted average common shares
  outstanding                            30,079     29,737     29,604    29,316
                                       ========   ========   ========  ========


        The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                      Six Months Ended
                                                          June 30,
                                              ------------------------------
                                                     1996            1997
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .....................................   $  2,276    $  4,023
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities --
    Depreciation and amortization ................      2,980       4,364
    Provision for doubtful accounts ..............        230         750
    Other deferred liabilities ...................         (2)         (4)
    Changes in current assets and liabilities, net
    of acquisitions --
    Accounts receivable ..........................    (37,518)     (2,739)
    Inventory.....................................     (4,901)     (9,268)
    Prepaids and other current assets.............        236        (907)
    Accounts payable..............................     (2,593)     21,549
    Accrued expenses, other current liabilities
      and other ..................................     (1,094)    (12,067)
                                                      --------    --------
         Net cash provided by (used in)
           operating activities ..................    (40,386)      5,701
                                                      --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software....     (3,924)     (4,866)
  Increase in other assets and deferred costs.....       (617)        (30)
  Purchase of Prophet Group.......................        --         (391)
  Purchase of Data Supplies, net of cash acquired.        --       (2,660)
  Other investing activities......................        216          15
                                                      --------    --------
        Net cash used in investing activities.....     (4,325)     (7,932)
                                                      --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit............     17,660      10,761
  Sale of common stock............................      6,240         --
  Repayment of capital lease obligations..........       (107)       (386)
  Proceeds from stock option exercises............        327         782
                                                      --------    --------
        Net cash provided by financing activities.     24,120      11,157
                                                      --------    --------
FOREIGN EXCHANGE EFFECT ON CASH...................        (42)         54
                                                      --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.......................................    (20,633)      8,980

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD....     44,977      23,259
                                                      --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD..........   $ 24,344    $ 32,239
                                                      ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid...................................   $  1,719    $  2,318
                                                      ========    ========
  Income taxes paid...............................   $     69    $    798
                                                      ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations...........   $     --    $  1,339
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     The  consolidated  financial  statements  include the  accounts  of  Elcom
International,   Inc.  and  its  wholly-owned  subsidiaries  (collectively, the
"Company").  All significant  intercompany  accounts and transactions have been
eliminated.   In  the  opinion  of  management,   the   accompanying  unaudited
consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the periods ended June 30, 1996 and 1997. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not
required  for  interim  reporting  purposes,   has been  omitted.  For  further
information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's current reports on Form 8-K concerning the Final Agreement of Settlement and Mutual Release of All Claims
and   Demands   with  the  former   owners  of  Computerware   Business   Trust
("Computerware"), dated March 26, 1997; the acquisition of Prophet Group Limited dated December 6, 1996 and later amended on Form 8-K/A-1 filed on February 13, 1997; and the acquisition of Data Supplies Limited dated February 21, 1997 and later amended on April 7, 1997.

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

3.   Net Income Per Share

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with the treasury stock method. In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) effective for all periods ending after December 15, 1997. This statement establishes revised standards for computing Earnings Per Share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Diluted EPS would not differ from Net Income Per Share as shown in the accompanying Statements of Operations for the three and six month periods ended June 30, 1996 and 1997. Basic EPS, presented herein on a pro forma basis, is as follows:

                                  Three Months Ended         Six Months Ended
                                        June 30,                   June 30,
                                   ------------------       -------------------
                                    1996         1997          1996       1997
                                  --------     --------      --------  --------
Pro forma net income per share       $.04         $.08          $.09      $.15
                                  ========     ========      ========  ========
Weighted average common shares     23,363       26,869        26,192    26,805
  outstanding under Basic EPS     ========     ========      ========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Catalink Direct, Inc. ("Catalink") and its subsidiaries to corporate customers through the Company's proprietary Personal Electronic Catalog and Ordering System ("PECOS") technology and through telephone and other traditional ordering methods. In addition, the Company, through its wholly-owned subsidiary, Elcom Systems, Inc. ("Elcom"), generates revenues from licensing its PECOS technology and providing implementation and consulting services. On a stand alone basis, for the six month periods ended June 30, 1997 and June 30, 1996, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $2,530,000 and $1,345,000 respectively.

         The Company was founded in 1992, commenced operations in December 1993 and has experienced rapid growth. The Company achieved its growth by using its PECOS system as a value-add differentiator and by offering the use of the PECOS system to its Catalink customers, by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six PC products remarketers.

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

         On April 4, 1997, Elcom Systems acquired an electronic procurement software application which has been augmented and is being marketed as PECOS Procurement Manager ("PECOS.PM"). The purchase price is approximately $1.1 million, consisting of cash and common stock. PECOS.PM is a software application that is based upon a client/server architecture which automates the key functions of an organization's purchasing activities resulting in reduced overhead costs, more consistent and refined financial controls and more
effective  management  of  external  suppliers.   Based  upon  customer-defined
privilege controls, the system supports such work flow processes as requisition routing and approval, order placement and electronic payment processing. Additionally, PECOS.PM is easily integrated with a wide range of enterprise
management   information   systems.   The  Company believes  that  the  current
marketplace for a business to business supply-chain oriented electronic commerce procurement solution is substantial. The Company intends to continue its investment in PECOS.PM, including the development of a web-enabled version expected in the third quarter of 1997 and complete integration with its existing PECOS family of "full-circle" electronic commerce solutions expected by the end of 1997 in order to deliver robust electronic commerce solutions for both "sell-side" and "buy-side" licensees.

         On April 4, 1997, in connection with the acquisition of PECOS.PM, the Company issued into an escrow account an aggregate of 32,853 shares of its Common Stock. The shares are to be distributed, upon the satisfaction of certain conditions, to Kingbridge Limited Partnership for distribution to its limited partners. Due to the limited number of such limited partners and their
sophistication  and   investigation   regarding  the   Company, the issuance of
such shares was made in reliance upon Section 4(2) of the Securities Act of 1933, and the rules and regulations thereunder.

         On April 29, 1997, the Board of Directors adopted the 1997 Elcom International Stock Option Plan reserving up to an aggregate of 1,000,000 shares of the Company's Common Stock for possible issuances pursuant to stock options granted thereunder. On the following day, the Company's wholly-owned subsidiary Elcom Systems, Inc. canceled its Stock Option Plan under which no stock options were then issued or outstanding.

         On July 23, 1997, the Company announced that its Board of Directors authorized the engagement of the investment banking firm of Smith Barney Inc. to assist the Company by coordinating and evaluating options which would enable the strategic potential of the Company to be realized. These actions, intended to maximize stockholder value, will include evaluating the possible sale or merger of the Company, strategic financing options, and potential strategic partners. The rapid growth of the Company, and the Board of Directors' belief that the Company's stock is undervalued in the marketplace have prompted the Company to take this step. There can be no assurance that the Company will be successful in consummating a transaction or realizing additional stockholder value as a result of this process.

Results of Operations

Quarter ended June 30, 1997 compared to the quarter ended June 30, 1996.

         Net Sales. Net sales for the quarter ended June 30, 1997 increased to $198 million from $146 million in the same period of 1996, an increase of $52 million or 35%. Net sales in the United States increased to $127 million in the 1997 quarter from $108 million in the quarter ended June 30, 1996, an 18% increase. Net sales of the Company's United Kingdom based operations increased to $71 million in the 1997 quarter from $38 million in the second quarter of 1996. Net sales for the second quarter of 1997 in the United Kingdom included a total of $14 million generated by Prophet Group Limited (acquired in December
1996) and Data Supplies Limited (acquired in February 1997).

         Gross Profit. Gross profit for the quarter ended June 30, 1997 increased to $22.7 million from $17.0 million in the 1996 quarter, an increase of $5.7 million or 33%. The increase in gross profit dollars generated resulted from the substantial growth in net sales, including sales generated by recent acquisitions. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased slightly from 11.6% in the 1996 quarter to 11.5% in the 1997 quarter. The Company anticipates that its gross profit percentage will continue to decline because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate accounts which typically generate lower margins than other customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1997 increased to $18.3 million from $14.2 million in the 1996 quarter, an increase of $4.1 million or 29%. This increase is attributable primarily to the increase in the Company's work force and the expenses of the acquired companies. Other selling, general and administrative expenses also increased as the Company continued to invest in administrative infrastructure to support its current and future growth, including the ongoing development and implementation of its new Oracle-based management information system. Until such new system is operational, the Company will be required to maintain additional personnel and manual support processes to facilitate its anticipated growth in volume. In the 1997 quarter, the selling, general and administrative expenses of Elcom Systems increased approximately $1 million over the same period in 1996. This increase relates to additional Elcom Systems corporate infrastructure and staffing, particularly in marketing and a direct sales force, targeted to generate additional license revenues. At the beginning of the third quarter the direct sales force was significantly reduced to a level more consistent with Elcom Systems' current and near-term revenues. Elcom Systems is now expanding its indirect selling methodologies, which are focused on partnering with systems integrators and software vendors.

         Overall, selling, general and administrative expenses decreased as a percentage of net sales for the quarter ended June 30, 1997 to 9.2%, from 9.7% in the comparable 1996 quarter, reflecting the impact of slower overall expense growth relative to the increase in net sales.

         Research and Development Expenses. Research and development expenses consist primarily of the cost of research and development personnel and independent contractors. Research and development expenses have remained relatively constant between 1996 and 1997. The Company believes that on-going investments in research and development are required to remain competitive in the electronic commerce software industry and the Company expects to continue investing significant amounts therein. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS technologies, including the recently acquired PECOS Procurement Manager technology, as well as modifications to allow PECOS to communicate using the Internet and the continued development of a browser compliant version of its PECOS technology for license to other companies.

         Interest Expense. Interest expense for the quarter ended June 30, 1997 increased to $1.1 million from $1.0 million in the comparable period of 1996. Interest expense in both years relates to floor plan line of credit borrowings which increased significantly in 1997 over 1996 in support of the Company's increased balances of accounts receivable and inventory and reflects a decrease in pricing on the primary United States facility from prime plus 1% in 1996 to prime minus 1% in the 1997 quarter.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended June 30, 1997 decreased to $142,000 in the 1997 quarter from $418,000 in the 1996 quarter, resulting from a decrease in the average cash and cash equivalents available for investment in the 1997 quarter.

         Income Tax Provision. The income tax provision in 1997 and 1996 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain current state income taxes payable by the Company.

         Net Income. The Company reported net income for the quarter ended June 30, 1997 as a consequence of the results of the factors described herein. The June 30, 1997 quarter is the seventh consecutive quarter in which the Company has reported net income since its initial public offering in December 1995, after reporting net losses in all previous quarters from its inception in 1992.

Six months ended June 30,1997 compared to the six months ended June 30, 1996.

         Net Sales. Net sales for the six months ended June 30, 1997 increased to $374 million from $288 million in the same period of 1996, an increase of $86 million or 30%. This increase is generally attributable to increased sales staffing and the consequent generation of new customers and related sales, and to a certain extent, from increased sales to existing customers, and revenues of companies recently acquired. Net sales in the United States increased to $231 million in the first half of 1997 from $204 million in the six months ended June 30, 1996, a 13% increase, which reflects relatively soft demand in the United States in the first quarter of 1997 offset somewhat by strong growth in the United States in the second quarter. Net sales of the Company's United Kingdom based operations increased to $143 million from $84 million in the first six months of 1996. Net sales for the first six months of 1997 included a total of $26 million generated by Prophet Group Limited and Data Supplies Limited.

         Gross Profit. Gross profit for the first six months of 1997 increased to $42.9 million from $33.4 million in the first half of 1996, an increase of $9.5 million or 28%. The increase in gross profit dollars resulted from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased slightly from 11.6% in the first six months of 1996 to 11.5% in the first six months of 1997. The gross profit percentage was slightly higher than anticipated in 1997 due to an increase in the portion of revenues generated by the Company's United Kingdom operations, and from services (in both the United States and United Kingdom), both of which generate higher gross profit margins than the large customer accounts where demand in the United States was softer than anticipated in the first three months of 1997. The Company anticipates that its gross profit percentage will continue to decline because Catalink's business strategy includes generating substantial incremental revenue from both new and existing large volume corporate accounts which typically generate lower margins than other customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1997 increased to $34.7 million from $28.0 million in the six months ended June 30, 1996, an increase of $6.7 million or 24%. This increase is attributable primarily to the increase in the Company's work force and the expenses of the acquired companies. Other selling, general and administrative expenses also increased as the Company continued to invest in administrative infrastructure to support its current and future growth, including the ongoing development and implementation of its new management information system. Until such new system is operational, the Company will be required to maintain additional personnel and manual support processes to facilitate its anticipated growth in volume. Nonetheless, selling, general and administrative expenses decreased as a percentage of net sales for the six months ended June 30, 1997 to 9.3%, from 9.7% in the comparable period of 1996, reflecting the impact of the increase in net sales.

         Research and Development Expense. Research and development expense has remained relatively constant between 1996 and 1997. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS technologies, including the recently acquired PECOS Procurement Manager technology as well as modifications to allow PECOS to communicate using the Internet and the continued development of a browser compliant version of its PECOS technology for license to other companies.

         Interest Expense. Interest expense for six month period ended June 30, 1997 increased to $2.25 million from $1.8 million in the comparable period of 1996. Interest expense in both years relates to floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances and for 1997 is reflective of a reduction in pricing from prime plus 1% in the first six months of 1996, to the prime rate in the first two months of 1997 and prime minus 1% thereafter.

         Interest Income and Other, Net. Interest income and other, net, for the six month period ended June 30, 1997 decreased to $716,000 from $983,000 in the same period of 1996. Other income in 1997 includes proceeds of $389,000 resulting from the sale of the Bristol, PA. rental division in March 1997, net of certain redundant operating and severance expenses of the Pennsylvania group which have been phased-out and consolidated into the Company's headquarters and new East coast configuration and distribution facility which was opened in Canton, MA in the first quarter of 1997.

         Income Tax Provision. The income tax provision in 1997 and 1996 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain current state income taxes payable by the Company.

         Net Income. The Company reported net income for the six month periods ended June 30, 1997 and 1996 as a result of the factors described herein.


Liquidity and Capital Resources

         Net cash provided by operating activities for the six month period ended June 30, 1997 was $5.7 million, and reflects a net increase in current liabilities of $9.5 million (primarily related to the timing of certain payments) and is net of both a $2.7 million increase in accounts receivable, resulting from the Company's increase in net sales during the 1997 period, and a $9.3 million increase in inventory related to the Company's manufacturer direct purchasing arrangements which were instituted in the United States in 1997. Net cash used for investing activities was $7.9 million, consisting of $4.9 million in additions to property, equipment and software and $3.0 million related to acquisitions. Net cash provided by financing activities was $11.2 million, including $782,000 in proceeds from the exercise of stock options and a $10.8 million net increase in borrowings under floor plan lines of credit.

         Net cash used in operating activities for the six month period ended June 30, 1996 was $40.4 million, including $37.5 million relating to increases in accounts receivable, resulting from the Company's increase in net sales during the 1996 period. Net cash used for investing activities was $4.3 million, primarily consisting of $3.9 million in additions to property, equipment and software and an increase of $617,000 in other assets and deferred costs. Net cash provided by financing activities was $24.1 million, including $6.2 million in net proceeds from the Company's sale of common stock to the underwriters upon exercise of their over-allotment option, $327,000 in proceeds from the exercise of stock options and a $17.7 million net increase in borrowings under floor plan lines of credit.

         At June 30, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $32 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The DFSC facility provides for aggregate borrowings of up to $100 million, with interest payable at prime (8.5% at June 30, 1997) minus 1%. Approximately one-half of the Company's initial borrowings are eligible to be interest free until after 30 days have lapsed. Through February 28, 1997, interest was payable monthly at the prime rate before being reduced to prime minus 1%. Availability of borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. At June 30, 1997, the Company's borrowings from DFSC on its floor plan line of credit were $78 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. The DFSC line of credit is secured primarily by the Company's inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged in support of the facility. The Company is dependent upon the DFSC line of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its inventory purchases and hence, the Company expects that its borrowings under such facility will need to continue to increase substantially in order to support the Company's anticipated growth. Historically, the Company's financing requirements have been met by the DFSC facility, however, there can be no assurance that the DFSC line of credit will continue to be available, or be increased to support the Company's requirements. The DFSC line of credit limits borrowings to defined percentages of eligible inventory and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. At June 30, 1997, the Company's borrowings from IBMCC on its floor plan line of credit were $3 million. The DFSC and IBMCC borrowing facilities relate to domestic operations only.

         Lantec maintains a financing facility with Kellock Limited, an affiliate of NatWest Bank, PLC, which provides for borrowings of up to approximately $16.6 million. Borrowings bear interest at the Bank of Scotland base rate (6.75% at June 30, 1997) plus 1.2% and are primarily secured by accounts receivable.

         AMA maintains a factoring agreement with International Factors Limited ("IFL"), under which IFL acts as AMA's factor for a portion of its accounts receivable. The factoring charges amount to the Lloyds Bank base rate (6.75% at June 30, 1997) plus 1.75% of the accounts receivable assigned, in addition to certain administration charges, as defined.

         Prophet Group maintains a financing arrangement with Confidential Invoice Discounting Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $6.7 million. Borrowings bear interest at the Lloyds Bank base rate (6.75% at June 30, 1997) plus 1.25%.

         Data Supplies Limited maintains a financing arrangement with Alex Lawrie Factors Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $2.9 million. Borrowings bear interest at the Bank of Scotland base rate (6.75% at June 30, 1997) plus 1.75%.

         As  of  June  30,  1997,   the  Company  had   borrowings   aggregating
approximately $20 million outstanding under the aforementioned United Kingdom facilities, which approximated its availability thereunder.

         Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company has begun purchasing products directly from selected manufacturers. Although the Company's inventory investment has increased substantially since December 31, 1996, the Company believes that these investments will improve its delivery time to customers and the quality control of configured systems and, over time, may increase the profitability of the Company. The Company also believes that it can substantially mitigate the risks associated with additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand relative to demand. The Company also intends to maintain logistical and traditional relationships with selected distributors and/or aggregators.

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


Statement Under the Private Securities Litigation Reform Act

          Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated, including: the industry's acceptance and usage of electronic commerce software systems, the impact of competitive technology, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for PC products, the success and timing of implementing the Company's new management information system, availability of appropriate financing, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed in the Company's 1996 Annual Report on Form 10-K and from time to time in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933. Regarding the Company's evaluation of possible strategic partners, there can be no assurance that any strategic alternatives, including any possible arrangements with a strategic partner or the possible sale or merger of the Company, can be successfully identified or solicited, negotiated, or consummated to the betterment of the Company or the Company's stock price, or what the timing, terms, or ultimate impact of any such arrangement might be.

                           Part II - Other Information

Item 1.  Legal Proceedings

         On March 26, 1997, the Company and certain of its subsidiaries entered into a Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware, which the Company acquired in February 1995, including the dismissal of all litigation pending against the principal former owners of Computerware (and related counterclaims against the Company). The essence of the settlement, a complete copy of which was filed as an exhibit to a Current Report on Form 8-K dated March 26, 1997, and filed on April 8, 1997, includes a confirmation of the merger transaction and confirms that the 1,326,417 shares of the Company's stock issued in 1995 is the appropriate and final amount of the stock due and payable in connection with the transaction. In addition, the principal former owners of Computerware have agreed to certain volume and manner of sale limitations on their ability to sell their shares of the Company's common stock. The settlement of these disputes and related litigation did not have a material impact on the Company's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of the Company's stockholders was held on June 10, 1997. Two matters as specified in the Company's Notice of Annual Meeting and Proxy Statement dated April 28, 1997, a copy of which has been previously filed with the Securities and Exchange Commission, were considered, voted upon and approved by the Company's stockholders. The specific results of the voting on the two matters are as follows:

Proposal I:  Messrs. J. Richard Cordsen and Richard J.Harries,Jr. were elected to the Board of Directors of the Company, each for a term to expire at the 2000 Annual Meeting, by the following vote:

                                             Number of Shares Voted
                                 -----------------------------------------------
                                          For                    Withheld
                                   ------------------      -----------------
     J. Richard Cordsen               18,108,258                 29,500
     Richard J. Harries, Jr.          18,107,858                 29,900

         Following the meeting, each of Messrs. Crowell, Ortiz, Rousou and Smith also continued as Directors of the Company.


Proposal II:   The Company's  stockholders  ratified  and  approved  the
               Company's 1996 Stock Option Plan by the following vote:

                             Number of Shares Voted
      --------------------------------------------------------------------
                         For           Against       Withheld
                     ------------   ------------   ------------
                      12,997,973       914,643        37,266

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         (10.19) Amended Employment Agreement by and between the Company and Robert J. Crowell dated June 1, 1997 (x) (*)

         (10.29) 1995 Non-Employee Director Stock Option Plan of the Company
                 (1), and Amendment No.1 thereto (x) (*)

         (10.37) Amended Employment Agreement by and between the Company and Laurence F. Mulhern dated June 1, 1997 (x) (*)

         (10.38)  The 1997 Stock Option Plan of Elcom International, Inc. (x)(*)

         (11)     Statement re: computation of net income per common share (x)

         (27)     Financial Data Schedule (x)

-----------------------
         (1)      Previously filed as an exhibit to Registration Statement
                  No. 33-98866 on Form S-1 and incorporated herein by reference
         (x)      Filed herewith
         (*)      Management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K.

         On April 7, 1997, the Company filed an Amended Current Report on Form 8-K/A-1 with respect to the acquisition of Data Supplies Limited dated February 21, 1997. On April 8, 1997, the Company filed a Current Report on Form 8-K dated March 26, 1997 with respect to the Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware Business Trust.


                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Elcom International, Inc.
                                            (Registrant)

Date: August 12, 1997                  By:   /s/  Laurence F. Mulhern
                                          ------------------------------
                                          Laurence F. Mulhern
                                          Chief Financial Officer and Treasurer