Form 10-Q
period 1997-09-30
ELCOM INTERNATIONAL INC
filed 1997-10-30
CIK 900096

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ---------------

                                  FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997

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

                                 Yes... X No...


     The registrant had 27,087,575 shares of common stock, $.01 par value, outstanding as of October 24, 1997.

                                    INDEX

                        Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1996
           and September 30, 1997 (unaudited)................................2

         Consolidated Statements of Operations - Three and Nine
           Month Periods Ended September 30, 1996 and 1997 (unaudited).......3

         Consolidated Statements of Cash Flows - Nine Month Periods
            Ended September 30, 1996 and 1997 (unaudited)....................4

         Notes to Consolidated Financial Statements (unaudited)..............5


Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................6

                         Part II - OTHER INFORMATION

Item 1.    Legal Proceedings................................................13

Item 2.    None.

Item 3.    None.

Item 4.    None.

Item 5.    None.

Item 6.    Index to Exhibits and Reports on Form 8-K....................... 13

Signature   ............................................................... 14

                          ELCOM INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                           December    September
                                                           31, 1996    30, 1997
                                                        -----------  -----------
                        ASSETS                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ............................    $ 23,259   $ 31,360
  Accounts receivable, net of allowance for doubtful
    accounts of  $4,312 and $4,003 .....................     151,344    172,588
  Inventory ............................................      34,718     44,791
  Prepaids and other current assets ....................         864      1,512
                                                            --------   --------
         Total current assets ..........................     210,185    250,251
                                                            --------   --------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software .......................      17,577     22,083
  Land, buildings and leasehold improvements ...........       3,415      3,359
  Furniture, fixtures and equipment ....................       6,202      9,777
                                                            --------   --------
                                                              27,194     35,219
  Less -- Accumulated depreciation and amortization ....      13,308     17,332
                                                            --------   --------
                                                              13,886     17,887
                                                            --------   --------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
  AMORTIZATION .........................................      36,698     36,586
                                                            --------   --------
                                                            $260,769   $304,724
                                                            ========   ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit ....................................     $ 89,469    $105,820
  Accounts payable ...................................       36,987      66,364
  Accrued expenses and other current liabilities .....       34,405      23,766
  Current portion of capital lease obligations .......          252         674
  Current portion of long-term debt ..................           45          45
                                                           --------    --------
         Total current liabilities ...................      161,158     196,669
                                                           --------    --------
OTHER DEFERRED LIABILITIES ...........................           32         441
CAPITAL LEASE OBLIGATIONS, NET OF CURREN PORTION .....          556       1,091
LONG-TERM DEBT, NET OF CURRENT PORTION ...............          420         386
                                                           --------    --------
                                                              1,008       1,918
                                                           --------    --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized --
    10,000,000 shares --
    Issued and outstanding -- None.....................        ----       ----
  Common stock, $.01 par value; Authorized --
    50,000,000 shares -- Issued
    - 26,663,512 and 27,128,489 shares.................         267         271
Additional paid-in capital ............................      98,483      99,717
Retained earnings (accumulated deficit) ...............        (919)      6,516
Treasury stock, at cost -- 37,546 and 56,319 shares....        (366)       (549)
Cumulative translation adjustment .....................       1,138         182
                                                          ---------   ---------
       Total stockholders' equity .....................      98,603     106,137
                                                          ---------   ---------
                                                            260,769   $ 304,724
                                                           =========  =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ELCOM INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (unaudited)
                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                     ---------------------  -------------------
                                         1996       1997       1996       1997
                                      ---------  ---------  ---------  --------
Net sales ........................... $ 156,851  $ 198,373  $ 444,572 $ 572,809
Cost of sales .......................   139,519    174,337    393,855   505,879
                                      ---------  ---------  ---------  --------
Gross profit ........................    17,332     24,036     50,717    66,930
Expenses:
  Selling, general and administrative    14,346     17,922     42,392    52,597
  Research and development ..........       250        350        835       915
                                      ---------  ---------  ---------  --------
otal expenses ......................     14,596     18,272     43,227    53,512
                                      ---------  ---------  ---------  --------
Operating profit ....................     2,736      5,764      7,490    13,418
Interest expense ....................      (936)    (1,390)    (2,705)   (3,639)
Interest income and other, net ......       282        256      1,265       972
                                      ---------  ---------  ---------  --------
Income  before income taxes .........     2,082      4,630      6,050    10,751

Provision for income  taxes .........       772      1,218      2,464     3,316
                                      ---------  ---------  ---------  --------
Net income .......................... $   1,310  $   3,412  $   3,586  $  7,435
                                      =========  =========  =========  ========

Net income  per share ............... $     .04  $     .11  $     .12  $    .25
                                      =========  =========  =========  ========
Weighted average common shares
  outstanding .......................    29,435     30,759     29,604    29,796
                                      =========  =========  =========  ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ELCOM INTERNATIONAL, INC.
                               AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                               1996       1997
                                                           ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................   $  3,586   $  7,435
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities --
    Depreciation and amortization .......................      4,745      6,548
    Provision for doubtful  accounts ....................        525      1,319
    Other deferred liabilities ..........................         (2)       409
    Changes in current assets and liabilities,
      net of acquisitions --
      Accounts receivable ...............................    (55,227)   (21,010)
      Inventory .........................................     (7,028)   (10,632)
      Prepaids and other current assets .................        707       (244)
      Accounts payable ..................................      8,276     29,675
      Accrued expenses, other current
        liabilities and other ...........................        223    (11,328)
                                                            --------   --------
         Net cash provided by (used in)
          operating activities ..........................    (44,195)     2,172
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and
    software ............................................     (4,944)    (6,947)
  (Increase) decrease in other assets and
    deferred costs ......................................       (764)        47
  Purchase of Prophet Group .............................       --         (391)
  Purchase of Data Supplies, net of cash acquired........       --       (2,660)
  Other investing activities ............................        216         37
                                                            --------   --------
        Net cash used in investin activities ............     (5,492)    (9,914)
                                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit ..................     18,349     15,940
  Sale of common stock ..................................      6,240       --
  Repayment of capital lease obligations ................       (166)      (559)
  Proceeds from stock option exercises ..................        787      1,237
  Purchase of Treasury Stock ............................       (366)      (183)
                                                            --------   --------
        Net cash provided by financing
          activities ....................................     24,844     16,435
                                                            --------   --------
FOREIGN EXCHANGE EFFECT ON CASH .........................        (28)      (592)
                                                            --------   --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .....................................    (24,871)     8,101
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ...................................     44,977     23,259
                                                            --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ................   $ 20,106   $ 31,360
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid .........................................   $  2,650   $  3,732
                                                            ========   ========
  Income taxes paid .....................................   $     73   $  1,020
                                                            ========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations .................   $    176   $  1,488
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    Basis of Presentation

      The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of operations and cash flows for the periods ended September 30, 1996 and 1997. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's current reports on Form 8-K concerning the Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware Business Trust ("Computerware"), dated March 26, 1997; the acquisition of Prophet Group Limited dated December 6, 1996 and later amended on Form 8-K/A-1 filed on February 13, 1997; and the acquisition of Data Supplies Limited dated February 21, 1997 and later amended on April 7, 1997.

2.     Acquisition

             On February 21, 1997, the Company acquired the entire share capital of Data Supplies Limited, a corporation organized under the laws of the United Kingdom ("Data Supplies"). Data Supplies is a remarketer of personal computer products with revenues for its fiscal year ended December 31, 1996 of approximately $21 million and is headquartered in Slough, Berkshire, United Kingdom. As consideration for the acquisition of the entire share capital of Data Supplies, the Company paid 1,000,000 British Pounds (approximately $1.6 million) plus a note in the amount of $752,000 to the Data Supplies shareholder. The note bears interest at a rate of 5%. The operating results of Data Supplies have been included in the Company's operating results since the date of acquisition.

3.    Net Income Per Share

   Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with the treasury stock method. In February 1997, the Financial
Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) effective for all periods ending after December 15, 1997. This statement establishes revised standards for computing Earnings Per Share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of Basic EPS and Diluted EPS on the face of the statement of operations. Diluted EPS would not differ from Net Income Per Share as shown in the accompanying Statements of Operations for the three and nine month periods ended September 30, 1996 and 1997. Basic EPS, presented herein on a pro forma basis, is as follows:
                                              Three Months       Nine Months
                                                 Ended              Ended
                                             September 30,      September 30,
                                            -----------------  ----------------
                                             1996      1997     1996     1997
                                            --------  -------  -------   ------
Pro forma net income per share               $.05      $.13     $.14     $.28
                                            ========  =======  =======   ======
Weighted average common shares
 outstanding under Basic EPS                26,495    27,017   26,294    26,876
                                            ========  =======  =======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Catalink Direct, Inc. ("Catalink") and its subsidiaries to corporate customers through the Company's proprietary Personal Electronic Catalog and Ordering System ("PECOS") technology and through telephone and other traditional ordering methods. In addition, the Company, through its wholly-owned subsidiary, Elcom Systems, Inc. ("Elcom"), generates revenues from licensing its PECOS technology and providing implementation and consulting services. On a stand alone basis, for the nine month periods ended September 30, 1997 and September 30, 1996, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $3,911,000 and $2,263,000 respectively.

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

      On April 4, 1997, Elcom Systems acquired an electronic procurement software application which has been augmented and is being marketed as PECOS Procurement Manager ("PECOS.pm"). The purchase price was approximately $1.1 million, consisting of cash and common stock. PECOS.pm is an enterprise software application that is based upon client/server architecture which automates the key functions of an organization's purchasing activities resulting in reduced overhead costs, more consistent and refined financial controls and more effective management of external suppliers. Based upon customer-defined privilege controls, the system supports such work flow processes as requisition routing and approval, electronic order placement and automated payment processing. Additionally, PECOS.pm can be integrated with a wide range of enterprise management information systems. The Company believes that the current marketplace for a business to business supply-chain oriented electronic commerce procurement solution is substantial. The Company intends to continue its investment in PECOS.pm, including the development of a web-enabled version which will be deployed to a large beta customer during the fourth quarter, with further development during 1998 to integrate other PECOS functions and features.

      On April 4, 1997, in connection with the acquisition of PECOS.pm, the Company issued into an escrow account an aggregate of 32,853 shares of its Common Stock, and on September 9, 1997, issued an additional 16,427 shares into the escrow account upon the second closing of the transaction. The shares are to be distributed, upon the satisfaction of certain conditions, to Kingbridge Limited Partnership for distribution to its limited partners, the first of which distributions, in the amount of 16,427 shares, was made on September 9, 1997. Due to the limited number of such limited partners and their sophistication and investigation regarding the Company, the issuance of such shares was made in reliance upon Section 4(2) of the Securities Act of 1933, and the rules and regulations thereunder.

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

      On July 23, 1997, the Company announced that its Board of Directors authorized the engagement of the investment banking firm of Smith Barney Inc. to assist the Company by coordinating and evaluating options which would enable the strategic potential of the Company to be realized. These actions, intended to maximize stockholder value, will include evaluating the possible sale or merger of the Company, strategic financing options, and potential strategic partners. It is anticipated that the Company will finalize its evaluation of strategic alternatives by the holiday season. The rapid growth of the Company, and the Board of Directors' belief that the Company's stock is undervalued in the marketplace prompted the Company to take this step. There can be no assurance that the Company will be successful in consummating a transaction or realizing additional stockholder value as a result of this process.

      On September 4, 1997, the Company's Board of Directors approved and adopted the Executive Profit Performance Bonus Plan for Executive Officers (the "Executive Plan") and the Key Personnel Profit Performance Bonus Plan (the "Key Personnel Plan" and, together with the Executive Plan, the "Plans"). The Plans will only be effective if approved by the stockholders of the Company, and provide that the designated Executive Officers and Key Personnel collectively will be entitled to a bonus based on a designated portion of the year-to-year increase in the Company's Operating Profit (as defined in the Plans). The aggregate total of the designated percentages for bonuses under both Plans cannot exceed 20% of the increase in the Company's Operating Profit (the "Bonus Pool") and an individual's annual participation in the Bonus Pool is limited to two times base salary. The Plans cover fiscal years commencing in 1998. The Company expects to seek approval and ratification of the Plans by its stockholders at the next stockholder meeting.

Results of Operations

Quarter ended September 30, 1997 compared to the quarter ended September 30, 1996.

      Net Sales. Net sales for the quarter ended September 30, 1997 increased to $198 million from $157 million in the same period of 1996, an increase of $41 million or 26%. Net sales in the United States increased to $124 million in the 1997 quarter from $113 million in the quarter ended September 30, 1996, a 10% increase which reflects management's decision to defer significant expansion of its domestic sales force until 1998 when its new management information system is expected to be fully operational. Net sales of the Company's United Kingdom based operations increased to $74 million in the 1997 quarter from $44 million in the third quarter of 1996, a 68% increase. Net sales for the third quarter of 1997 in the United Kingdom included a total of $15 million generated by Prophet Group Limited (acquired in December 1996) and Data Supplies Limited (acquired in February 1997).

      Gross Profit. Gross profit for the quarter ended September 30, 1997 increased to $24.0 million from $17.3 million in the 1996 quarter, an increase of $6.7 million or 39%. The increase in gross profit dollars generated resulted primarily from the substantial growth in net sales, including sales generated by recent acquisitions. Gross profit, including the contribution from acquisitions, as a percent of net sales increased from 11.0% in the 1996 quarter to 12.1% in the 1997 quarter. The gross profit percentage was higher in 1997 principally due to new direct purchasing programs implemented with several major manufacturers in the United States, coupled with an increase in the portion of revenues generated by the Company's United Kingdom operations, and from an increase in higher margin professional services revenues in both countries. The Company anticipates that ongoing increases in direct purchasing volume, and continued growth in professional services revenues should mitigate a portion of the product gross margin decline expected to be associated with targeted expansion of sales to high volume corporate accounts in 1998.

      Selling,  General  and  Administrative  Expenses.   Selling,  general  and
administrative expenses for the quarter ended September 30, 1997 increased to $17.9 million from $14.4 million in the 1996 quarter, an increase of $3.5 million or 24%. This increase is attributable primarily to the cost of the Company's work force and other expenses of the acquired companies. Other selling, general and administrative expenses also increased as the Company continued to invest in administrative infrastructure to support its current and future growth, including the ongoing development and implementation of its Oracle-based management information system. Until such system is fully integrated, the Company continues to maintain additional personnel and manual support processes to facilitate its anticipated growth in volume. In the third quarter of 1997, the selling, general and administrative expenses of Elcom Systems increased approximately $475,000 over the same period in 1996. At the beginning of the third quarter, the direct sales force of Elcom Systems was significantly reduced to a level more consistent with its current and near-term product marketing strategy and revenue expectations. Elcom Systems is now expanding its indirect selling methodologies, which are focused on partnering with systems integrators and software vendors.

      Overall, selling, general and administrative expenses decreased as a percentage of net sales for the quarter ended September 30, 1997 to 9.0%, from 9.2% in the comparable 1996 quarter, reflecting the impact of slower overall expense growth relative to the increase in net sales, as the Company maintains its focus on controlling expenses.

      Research and Development Expenses. Research and development expenses consist primarily of the cost of research and development personnel and independent contractors. Research and development expenses have increased from $250,000 in the 1996 quarter to $350,000 in the 1997 quarter. The Company believes that on-going investments in research and development are required to remain competitive in the electronic commerce software industry and the Company expects to continue investing significant amounts therein. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS technologies, including the recently acquired PECOS.pm technology, as well as modifications to allow PECOS to communicate using the Internet and the continued development of a browser compliant and Java-enabled version of its PECOS technology for license to other companies.

      Interest Expense. Interest expense for the quarter ended September 30, 1997 increased to $1.4 million from $0.9 million in the comparable period of 1996. Interest expense in both years relates to floor plan line of credit borrowings which increased significantly in 1997 over 1996 in support of the Company's increased balances of accounts receivable and inventory and reflects a decrease in pricing on the primary United States credit facility from the prime rate in the 1996 quarter to prime minus 1% in the 1997 quarter.

      Interest Income and Other, Net. Interest income and other, net, for the quarter ended September 30, 1997 decreased to $256,000 from $282,000 in the 1996 quarter, resulting from a slight decrease in the average on hand balances of cash and cash equivalents available for investment in the 1997 quarter.

      Income Tax Provision. The income tax provisions in 1997 and 1996 primarily relate to the income taxes of the Company's United Kingdom based operations, as well as certain current state income taxes payable by the Company. The Company anticipates utilizing substantially all of its federal net operating loss carry forward to offset most of its 1997 federal taxable income.

      Net Income. The Company reported net income for the quarter ended September 30, 1997 as a consequence of the results of the factors described herein. The September 30, 1997 quarter is the eighth consecutive quarter in which the Company has reported net income since its initial public offering in December 1995, after reporting net losses in all previous quarters from its inception in 1992.

Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

     Net Sales. Net sales for the nine months ended September 30, 1997 increased to $573 million from $445 million in the same period of 1996, an increase of $128 million or 29%. This increase is generally attributable to increased sales staffing and the consequent generation of new customers and related sales, and to a certain extent, from increased sales to existing customers and the revenues of companies acquired in the fourth quarter of 1996 and first quarter of 1997. Net sales in the United States increased to $356 million in the first nine months of 1997 from $317 million in the nine months ended September 30, 1996, a 12% increase, which reflects management's decision to defer significant expansion of its domestic sales force until 1998 when its new management information system is expected to be fully operational. Net sales of the Company's United Kingdom based operations increased 70% to $217 million in the 1997 period from $128 million in the first nine months of 1996. Net sales for the first nine months of 1997 included a total of $41 million generated by Prophet Group Limited and Data Supplies Limited which were acquired after September 30, 1996.

      Gross Profit. Gross profit for the first nine months of 1997 increased to $66.9 million from $50.7 million in the 1996 period, an increase of $16.2 million or 32%. The increase in gross profit dollars resulted primarily from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales increased from 11.4% in the first nine months of 1996 to 11.7% in the first nine months of 1997. The gross profit percentage was higher in 1997 principally due to new direct purchasing programs implemented with several major manufacturers in the United States, coupled with an increase in the portion of revenues generated by the Company's United Kingdom operations, and from an increase in higher margin professional services revenues in both countries. The Company anticipates that ongoing increases in direct purchasing volume, and continued growth in professional services revenues should mitigate a portion of the product gross margin decline expected to be associated with targeted expansion of sales to high volume corporate accounts in 1998.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 increased to $52.6 million from $42.4 million in the nine months ended September 30, 1996, an increase of $10.2 million or 24%. This increase is attributable primarily to the cost of the Company's work force and other expenses of the acquired companies. Other selling, general and administrative expenses also increased as the Company continued to invest in administrative infrastructure to support its current and future growth, including the ongoing development and implementation of its management information system. Until such system is fully integrated, the Company continues to maintain additional personnel and manual support processes to facilitate its anticipated growth in volume. Nonetheless, selling, general and administrative expenses decreased as a percentage of net sales for the nine months ended September 30, 1997 to 9.2%, from 9.5% in the comparable period of 1996, reflecting the impact of the Company's expense control efforts.

      Research and Development Expenses. Research and development expenses have remained relatively constant, increasing approximately 10% from $835,000 in 1996 to $915,000 in 1997. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS technologies, including the recently acquired PECOS.pm technology as well as modifications to allow PECOS to communicate using the Internet and the continued development of a browser compliant and Java-enabled version of its PECOS technology for license to other companies.

      Interest Expense. Interest expense for nine month period ended September 30, 1997 increased to $3.6 million from $2.7 million in the comparable period of 1996. Interest expense in both years relates to floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances and is reflective of reductions in pricing on the principal United States credit facility from prime plus 1% in the first six months of 1996, to the prime rate as of July 1, 1996 and an additional reduction to prime minus 1% as of March 1, 1997.

      Interest Income and Other, Net. Interest income and other, net, for the nine month period ended September 30, 1997 decreased to $972,000 from $1,265,000 in the same period of 1996 and reflects a reduction in on hand balances of cash and cash equivalents available for investment. The reduction in other income in 1997 is net of a gain of $389,000 resulting from the sale of the Bristol, PA rental division in March 1997, net of certain redundant operating and severance expenses of the Pennsylvania group which have been phased-out and consolidated into the Company's headquarters and new East Coast configuration and distribution facility which was opened in Canton, MA late in the first quarter of 1997.

      Income Tax Provision. The income tax provisions in 1997 and 1996 primarily relate to the income taxes of the Company's United Kingdom based operations, as well as certain current state income taxes payable by the Company. The Company anticipates utilizing substantially all of its federal net operating loss carry forward to offset most of its 1997 federal taxable income.

      Net Income. The Company reported net income for the nine month periods ended September 30, 1997 and 1996 as a result of the factors described herein.

Liquidity and Capital Resources

      Net cash provided by operating activities for the nine month period ended September 30, 1997 was $2.2 million, and reflects a net increase in accounts payable and accrued expenses and other current liabilities of $18.4 million (primarily related to the timing of certain payments) and is net of both a $21.0 million increase in accounts receivable, resulting primarily from the Company's increase in net sales during the 1997 period, and a $10.6 million increase in inventory which is related to the Company's direct purchasing arrangements with manufacturers which were instituted in the United States in 1997. Net cash used for investing activities was $9.9 million, consisting primarily of $6.9 million in additions to property, equipment and software and $3.1 million related to acquisitions. Net cash provided by financing activities was $16.4 million, including a $15.9 million net increase in borrowings under floor plan lines of credit and $1.2 million in proceeds from the exercise of stock options.

      Net cash used in operating activities for the nine month period ended September 30, 1996 was $44.2 million, including $55.2 million relating to increases in accounts receivable, resulting primarily from the Company's increase in net sales during the 1996 period. Net cash used for investing activities in the 1996 period was $5.5 million, primarily consisting of $4.9 million in additions to property, equipment and software and an increase of $700,000 in other assets and deferred costs. Net cash provided by financing activities was $24.9 million, including $6.2 million in net proceeds from the Company's sale of common stock to the underwriters upon exercise of their over-allotment option, $787,000 in proceeds from the exercise of stock options and an $18.3 million net increase in borrowings under floor plan lines of credit.

      At  September  30,  1997,  the  Company's  principal  sources of liquidity included cash and cash equivalents of $31.4 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The DFSC facility was increased in September 1997 and provides for aggregate borrowings of up to $120 million, with interest payable at prime (8.5% at September 30, 1997) minus 1%. Approximately one-half of the Company's initial borrowings are eligible to be interest free until after 30 days have lapsed. Through February 28, 1997, interest was payable monthly at the prime rate before being reduced to prime minus 1%. Availability of borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. At September 30, 1997, the Company's borrowings from DFSC on its floor plan line of credit were approximately $80 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. The DFSC line of credit is secured primarily by the Company's inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged in support of the facility. The Company is dependent upon the DFSC line of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its inventory purchases and hence, the Company expects that its borrowings under such facility will need to continue to increase substantially in order to support the Company's anticipated growth. Historically, the Company's financing requirements have been met by the DFSC facility, however, there can be no assurance that the DFSC line of credit will continue to be available, or be increased to support the Company's requirements. The DFSC line of credit limits borrowings to defined percentages of eligible inventory and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. At September 30, 1997, the Company's borrowings from IBMCC on its floor plan line of credit were approximately $4 million. The DFSC and IBMCC borrowing facilities relate to domestic operations only.

      Lantec maintains a financing facility with Kellock Limited, an affiliate of NatWest Bank, PLC, which provides for borrowings of up to approximately $16.2 million. Borrowings bear interest at the Bank of Scotland base rate (7.0% at September 30, 1997) plus 1.2% and are primarily secured by accounts receivable.

      AMA maintains a factoring agreement with International Factors Limited ("IFL"), under which IFL acts as AMA's factor for a portion of its accounts receivable. The factoring charges amount to the Lloyds Bank base rate

(7.0% at September 30, 1997) plus 1.75% of the accounts receivable assigned, in addition to certain administration charges, as defined.

      Prophet Group maintains a financing arrangement with Confidential Invoice Discounting Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $6.5 million. Borrowings bear interest at the Lloyds Bank base rate (7.0% at September 30, 1997) plus 1.25%.

      Data Supplies Limited maintains a financing arrangement with Alex Lawrie Factors Limited, a financing company, which provides for borrowings up to the lesser of the security value of accounts receivable, as defined, or $2.8 million. Borrowings bear interest at the Bank of Scotland base rate (7.0% at September 30, 1997) plus 1.75%.

      As  of  September  30,  1997,  the  Company  had  borrowings   aggregating
approximately $22 million outstanding under the aforementioned United Kingdom facilities, which approximated its availability thereunder.

      Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company has begun purchasing products directly from selected manufacturers. Although the Company's inventory investment has increased substantially since December 31, 1996, the Company believes that these investments will improve its delivery time to customers and the quality control of configured systems and, over time, may increase the profitability of the Company. These direct purchasing arrangements have favorably impacted gross profit in the third quarter of 1997, as the volume of direct purchases has increased significantly over prior quarters. The Company also believes that it can substantially mitigate the risks associated with its additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand relative to demand. The Company also intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators.

      As of September 30, 1997, the Company sold options to acquire its entire ownership interest in ShopLink Incorporated. The Company received $418,000 in payment for the options which may be exercised through March 31, 1999. If exercised, the Company would receive payments of up to an additional $4.2 million. The Company has included the $418,000 received in payment for the options in other deferred liabilities.

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

Statement Under the Private Securities Litigation Reform Act

       Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: the industry's acceptance and usage of electronic commerce software systems, the impact of competitive technology, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for PC products, the success and timing of implementing the Company's new management information system, availability of appropriate financing, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed in the Company's 1996 Annual Report on Form 10-K and from time to time in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933. Regarding the Company's evaluation of possible strategic partners, there can be no assurance that any strategic alternatives, including any possible arrangements with a strategic partner or the possible sale or merger of the Company, can be successfully identified or solicited, negotiated, or consummated to the betterment of the Company or the Company's stock price, or what the timing, terms, or ultimate impact of any such arrangement might be.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits:

(10.1) Form of Indemnity Agreement for Executive Officers and/or Directors of the Company (1) with attached list of Director and/or Executive Officer Indemnitees (x) (*)

(10.4)    $120,000,000  Business  Credit and Security  Agreement  Dated as of
          March  1,  1997  among  Catalink   Direct,   Inc.,   Catalink   Direct
          (Pennsylvania), Inc. and Deutsche Financial Services Corporation (2) and Amendment to Business Credit and Security Agreement (x)

(10.19)   Amended Employment  Agreement by and between the Company and Robert
          J. Crowell dated June 1, 1997 (3) and Form of Consulting Agreement appended thereto as Exhibit A (x) (*)

(10.23) Employee Benefits Agreement by and between the Company and Andres Escallon dated August 1, 1997 (x) (*)

(10.37) Amended Employment Agreement by and between the Company and Laurence F. Mulhern dated June 1, 1997 (3) and Form of Consulting Agreement appended thereto as Exhibit A (x) (*)

(10.39) Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997 (x) (*)

(10.40) Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997 (x) (*)

(10.41) Engagement letter between the Company and Smith Barney Inc. dated July 21, 1997 (x)

(11)      Statement re: computation of net income per common share (x)

(27)      Financial Data Schedule (x)

      (1)   Previously filed as an exhibit to Registration Statement No.
            33-98866 on Form S-1 and incorporated herein by reference
      (2)   Previously  filed as an Exhibit to the  Company's  Annual  Report on
            Form 10-K for the year  ended  December  31,  1996 and  incorporated herein by reference
      (3)   Previously filed as an exhibit to the Company's  Quarterly Report on
            Form  10-Q for the  quarter  ended  June 30,  1997 and  incorporated herein by reference
      (x)   Filed herewith
      (*)   Management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K - None

                                    SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Elcom International, Inc.
                                            (Registrant)

Date: October 30, 1997                By:   /s/  Laurence F. Mulhern
                                         ---------------------------
                                         Laurence F. Mulhern
                                         Chief Financial Officer and Treasurer