Form 10-K405
period 1997-12-31
ELCOM INTERNATIONAL INC
filed 1998-03-16
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the fiscal Year Ended December 31, 1997
                                       or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File Number: 000-27376
                               ---------------

                            ELCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  04-3175156
    (State or other jurisdiction of                    (I.R.S.   Employer
      incorporation or organization)                    Identification No.)
                                 10 OCEANA WAY
                          NORWOOD, MASSACHUSETTS 02062
                                (781) 440-3333
        (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

                               Yes...     No..X..

     Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on The Nasdaq Stock Market on March 3, 1998, was approximately $124,965,000. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 5% or more of the registrant's common stock are affiliates of the registrant.

     The registrant had 27,248,327 shares of common stock, $.01 par value, outstanding as of March 3, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the 1998 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business

Overview

      Elcom International, Inc. (the "Company") develops and licenses automated procurement software applications which enable the conduct of interactive electronic commerce and, through its PC remarketing subsidiary, uses a version of its technology to support the sale and marketing of PC products, the source of substantially all the Company's net sales since inception. The Company, through its technology subsidiary, has developed the PECOS(R) technologies which enable companies to communicate, market, sell and buy various goods and services electronically. PECOS stands for Personal Electronic Catalog and Ordering System, and the Company believes that its PECOS Commerce Manager was the first transaction-based electronic commerce system to generate substantial revenues in the emerging area of PC-based electronic commerce. The Company currently has 10 active license agreements to companies in a broad range of industries, for its PECOS.net Family of Products and is pursuing additional license agreements.

      The Company's wholly-owned technology subsidiary, Elcom Systems, Inc. ("Elcom Systems"), has introduced and continues to develop electronic commerce applications to meet the business objectives of organizations seeking to leverage electronic commerce to extend market reach, reduce operating expenses and enable new service offerings. These applications direct communications between trading partners' systems for the buying and selling of goods and services and are built upon the Company's PECOS.net distributed processing framework which provides secure and reliable transaction processing over networks including intranets, extranets and the Internet. The Company's PECOS.net Family of Products are designed in a year 2000 compliant manner and can support large numbers of end-user customers, products and transactions. The Company's transaction server middleware provides a fully scaleable foundation for robust system performance and high transaction capacity.

      The PECOS.net Family of Products offers electronic commerce solutions for sellers as well as buyers. Elcom Systems' PECOS Commerce Manager ("PECOS.cm") system provides selling organizations with the ability to support direct electronic linkages with its customers, providing automation of sales order processing utilizing personal computers and networking infrastructure. PECOS.cm can support a number of deployment alternatives which include Windows, Java or HTML operating in conjunction with standard browser applications. The Windows client combines a convenient, easy-to-use, interactive, graphical user interface and robust front-end client, with an integrated back-end information and order transaction processing server system operating on UNIX or NT-based platforms. Elcom Systems' buy-side solution is PECOS Procurement Manager ("PECOS.pm"), which was announced in 1997, and provides purchasing departments with the ability to automate internal procurement processes related to maintenance, repair and operational products and services ("MRO items"). PECOS.pm can assist organizations in their implementation of procurement best practices, which can result in reduced order processing costs, consolidation of vendors, and the implementation of new service capabilities, such as desktop ordering and just-in-time purchasing. Additionally, PECOS.pm can be integrated with existing enterprise management information systems. PECOS.pm is deployed as an intranet-based technology, which integrates with a company's existing management information system infrastructure and enables electronic commerce with key vendors. Based upon customer-defined controls, the system supports such work flow processes as requisition routing and approval, electronic order placement and automated payment processing. The Company believes that the current marketplace for a business-to-business automated procurement system is substantial. PECOM.pm version 1.9 is currently in "beta" use at a customer site, and the Company intends to announce the general availability of PECOS.pm version
2.1 in the summer of 1998, and continue the product's further development during 1998.

      The Company uses the PECOS.cm technology through Catalink Direct, Inc.(R) ("Catalink"), the Company's other wholly-owned subsidiary, to market and sell PC-related products to business customers. Heretofore, the Company's Catalink subsidiary has generated substantially all of the Company's net sales. Catalink's use of PECOS.cm represents the first utilization of this technology and the Company believes that its PECOS.cm system significantly differentiates Catalink from other PC remarketers while providing Catalink with certain marketing and cost advantages. Catalink commenced operations in December 1993 and has experienced rapid growth. The Company achieved its growth by offering its PECOS.cm technology to its Catalink customers and by various marketing efforts, including the expansion of its direct sales force nationwide and by the acquisition of six PC remarketers. The Company's PC remarketer acquisition strategy includes utilizing an acquired company's sales force to offer PECOS.cm to prospective customers in those new markets and, over time, to transition the acquired company's customers to the PECOS.cm system, thereby generating increasing revenues transacted through the PECOS.cm system. Although there can be no assurance as to the timing or success of any acquisition, the Company intends to acquire additional companies either to expand its customer base and the use of PECOS.cm or to complement its Elcom Systems' PECOS.net technology. A certain portion of the Company's revenues continue to be generated by several companies acquired by the Company which have not converted their customers' orders to transact through PECOS.cm and these entities continue to use, in whole or in part, traditional methods of selling and order taking.

      In addition to PECOS.cm, Catalink intends to offer its customers PECOS.pm in 1998, thereby providing its corporate customers with the ability to reengineer their MRO items (including PCs and related products and services) procurement practices and consolidate suppliers through the Company's easy-to-use automated procurement system. Although there can be no assurances as to the ultimate timing, capabilities, or successfulness of this technology, management believes that by providing PECOS.pm to existing and prospective customers, Catalink's sales force will be empowered with another significant competitive differentiation in the PC remarketing marketplace, with the intent to improve Catalink's market share as well as providing solutions to its business partners' needs.

      Catalink offers over 18,000 products manufactured by leading companies such as Compaq, IBM, Toshiba, Hewlett-Packard and Apple at competitive prices. Compaq, IBM, Hewlett Packard, IBM Software, Lotus, 3COM and other product manufacturers have paid marketing fees to Catalink to advertise their products in PECOS.cm. In some cases, these advertisements use full motion video and sound presentations which activate "on demand" when a customer clicks for information on selected products. Orders placed through PECOS.cm for products which are in stock generally are fulfilled from the inventory of Catalink or one of Catalink's Distribution Fulfillment Partners ("DFPs"), which includes Ingram Micro, Inc., the largest PC product distributor in the world (See
--"Fulfillment/Logistics/Information Systems"). PECOS.cm is distributed primarily by Catalink's telemarketing and direct sales personnel to current and potential customers at no charge on five diskettes or a single CD-ROM. Catalink operates 15 Field Sales and Support Offices ("FSSO") in the United States and 7 in the United Kingdom and also maintains configuration and distribution facilities in Canton, MA; Irvine, CA; and Langley, Berkshire, United Kingdom, and also utilizes an outsourced facility in Hartford, CT.

      The  Company's  strategy  also  includes   leveraging  its  technology  in
operating units or joint ventures (in which the Company owns a minority position) to create companies to market products in other industries. This strategy may reinforce the PECOS.net Family of Products as significant enabling technologies for electronic commerce while positioning Elcom Systems as a provider of electronic commerce systems for both buying and selling organizations.

      In 1996, the Company invested a nominal amount in, and licensed its technology to, ShopLink Incorporated ("ShopLink"). ShopLink is a provider of personal computer-based shopping services whereby consumers are able to use the PECOS.cm technology to conveniently purchase groceries, health and beauty care products and other home consumable products and services and receive direct deliveries from ShopLink's product consolidation center or product fulfillment partners to their homes or other specified locations. As further discussed in the Notes to Consolidated Financial Statements contained elsewhere herein, in September 1997, the Company sold options to acquire its entire equity ownership interest in ShopLink, which may be exercised through March 31, 1999.

      The Company also is pursuing additional licensing agreements through its Elcom Systems subsidiary for the PECOS.pm and PECOS.cm technologies. The Company's strategy also includes augmenting its growth by acquiring companies with complementary technologies and expertise or existing customer bases.

Electronic Commerce Overview

      Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and process commercial information and to conduct and record transactions electronically. Historically, the vast majority of electronic commerce has been conducted using electronic data interchange ("EDI") technologies, which typically has involved the interchange of information between large trading partners and can be both complex and expensive to establish. More recently, PC-based and network technologies have enabled electronic commerce to be conducted through PCs using common carrier networks such as those operated by AT&T, MCI Telecommunications, Sprint Corp., and others, or over a public network such as the Internet. The Company believes that interest in conducting business through Internet Commerce, the joining of electronic commerce and Internet technologies, is maturing rapidly as the marketplace becomes more aware of emerging technology and of the advantages that can be offered to businesses and consumers in the form of low cost communications, reduced transaction time, and ubiquitous access.

      The Company's PECOS.net Family of Products currently operates on common carrier networks and over the Internet. The commercial market for products and services designed for use with internetworks (i.e. intranet, Internet, extranet) has only recently started to develop. Because commerce and online exchange of information over the Internet are new and evolving and concerns exist as to security of data during transmission, it is difficult to predict with any assurance whether the marketplace in general will accept the Internet as a viable environment to support substantial electronic commerce applications or systems. The Company also anticipates that the Internet commerce market will be the focus of rapidly emerging and shifting business and technological alliances and innovations which may affect the ability of the Company to compete effectively.

Elcom Systems

      Elcom Systems designs, develops and licenses interactive and robust electronic commerce software systems for use over public and private networks. In addition, Elcom Systems offers a full range of consulting services to implement, support and deploy its electronic commerce technology, including complete outsourcing. The Company targets businesses that wish to automate their selling and/or procurement processes through the integration of an electronic commerce solution with their existing enterprise systems. On a stand-alone presentation basis for the year ended December 31, 1997, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $4.8 million.

      The Company's PECOS.net Family of Products is designed to be year 2000 compliant and create "full-circle" electronic linkages between buyers and sellers (trading partners) which automate and support many key functions necessary for large-scale interactive electronic commerce, including user registration and authentication, catalog and content management, product searching and selection, order capture and management, security, payment processing, customer service functions, and real-time links to order entry and warehouse management systems thereby facilitating the fulfillment of orders. The PECOS.net Family of Products includes:

PECOS Commerce Manager - PECOS.cm is an electronic commerce system that enables online transactions. PECOS.cm automates the complete sales order transaction cycle - linking sellers to their customers throughout product selection, ordering, fulfillment, delivery and financial settlement. The application helps companies reduce manually-oriented sales operational costs, create new revenue opportunities, and enhance buyer-seller relationships. By automating routine tasks, PECOS.cm can enable companies to assert and/or maintain a competitive sales advantage, compressing traditional sales cycles from days to minutes, 24 hours a day, seven days a week. PECOS.cm operates on UNIX and Windows (3.1, 95,
NT) platforms; integrates with legacy applications and databases; and communicates on private and public IP networks (i.e. intranet, Internet, extranet).

PECOS Procurement Manager - PECOS.pm is an intranet-deployable, automated procurement system that enables purchasing departments to improve their procurement processes for MRO items, which can reduce product acquisition costs, improve service and create desktop PC purchasing relationships with key suppliers. PECOS.pm can dramatically lower procurement costs by automating traditionally manual or disparate processes by enabling automated procurement to the individual desktop PC. PECOS.pm can replace the conventional paper-based purchasing process with an automated system that includes multi-vendor electronic catalogs, online order entry, customer-defined requisition and automated order routing, and back-end settlement of electronic invoices. In addition, approval routing and order status updates occur automatically with users receiving e-mail notification of the progress of their orders. Other features include archiving and reporting which allow an organization to review purchase histories and trends and monitor supplier performance. In addition, the "recurring order" feature enables users to establish and reuse "template orders" for frequently purchased items. PECOS.pm operates on UNIX and Windows NT platforms and can be deployed using either a browser or Windows-based client. PECOS.pm can be integrated with a wide range of enterprise management information systems. The Company believes that the current marketplace for a business to business supply-chain oriented electronic commerce procurement solution is substantial.

      In April 1997, Elcom Systems acquired certain key elements of the electronic procurement software which is being augmented and developed into PECOS.pm. The purchase price was approximately $1.2 million, consisting of cash and stock. The Company intends to continue its investment in PECOS.pm in 1998, including finalizing the development of an intranet-enabled version which was deployed as a "beta version" at a large customer during the fourth quarter of 1997, as well as further development during 1998 to integrate other PECOS.net functions and features.

      Elcom Systems has been developing and enhancing the PECOS.net Family of Products since 1992, and began actively marketing PECOS.cm in mid-1995. PECOS.cm is a complete "sell-side" business solution for interactive electronic commerce, incorporating a front-end customer interface which operates on a user's PC for presentation and end-user functionality and a back-end Transaction Server System ("TSS") for transaction processing and electronic linkage to a licensee's internal information system. PECOS.cm technology creates electronic marketing capabilities, including support of "click-on" product or other marketing videos (via CD-ROM), and capture of a customer's purchasing proclivity and consumption data, while also maximizing efficiencies and reducing operational expenses by automating routine customer service and other information or order-associated functions.

      Elcom Systems continues to develop its PECOS.net technologies through the integration of a suite of technologies that will effectively provide a robust PECOS user interface over the World Wide Web, using industry standard browsers such as Netscape Navigator and Microsoft Explorer. The Company is able to offer a complete range of electronic commerce technology deployment alternatives from full CD-ROM client/server-based video interactivity, to a so-called "thin client" front-end customer interface utilizing standard browser technologies.

      Historically, Elcom Systems has marketed and sold its products primarily through direct selling. Due to its focus on Catalink's implementation of PECOS.cm, Elcom Systems' marketing and sales activities did not begin actively until mid-1995. Elcom Systems moved into its own leased facility in August 1996 and commenced more active sales activities by expanding its sales personnel. At the beginning of the third quarter of 1997, the direct sales force was significantly reduced to a level more consistent with its current and near-term product marketing strategy and revenue expectations. Elcom Systems is now expanding its indirect selling methodologies, which are focused on partnering with system integrators, suppliers and technology partners.

      Elcom  Systems'  strategy  is  to  enhance  the  PECOS.net   technologies,
proliferate the technologies via licenses, and develop new versions to take advantage of the significant emerging market for Internet commerce applications. Although license revenues to date have not been material to the Company as a whole, Elcom Systems has 10 (including Catalink) active license agreements in such diverse industries as PC products distribution, stationery and office supplies, business machine supplies, home consumable products and utilities, and is pursuing additional licensing opportunities for its PECOS.net technologies. A further element of Elcom Systems' strategy is to provide digital media and content management services to licensees, including producing and maintaining electronic catalogs.

      Elcom Systems is also investigating various growth options, which may include a strategic alliance with a technology or financial partner.

Catalink

      Catalink Direct, Inc., the Company's other wholly-owned subsidiary, utilizes PECOS.cm technology to support the sale and marketing of PC-related products electronically. The Company commenced commercial operations in December 1993, and consummated the acquisitions of Catalink Direct (Connecticut), Inc. (formerly known as Computer Specialties, Inc.) ("CDCI") in 1994, and Catalink Direct (Pennsylvania), Inc. (formerly known as Computerware, Inc.) ("Computerware") and a group of companies which owned a United Kingdom remarketer of PC products known as Lantec Information Services ("Catalink U.K.") in 1995, each of which operated as a wholly-owned subsidiary of Catalink. CDCI (as of December 31,1995) and Computerware (as of December 31, 1997) were merged into Catalink, and are no longer separate entities. In February 1996, the Company completed the acquisition of AMA (U.K.) Limited ("AMA"), a United Kingdom-based remarketer of personal computer products which was accounted for as a pooling of interests. In December 1996, Catalink acquired Prophet Group Limited, a United Kingdom-based PC remarketer, which was accounted for as a purchase. On February 21, 1997, Catalink acquired Data Supplies Limited, a United Kingdom-based PC remarketer, with 1996 revenues of approximately $21 million, which was accounted for as a purchase. Catalink's acquisition strategy is to utilize an acquired company's sales force to offer PECOS.cm to prospective customers in those new markets and to transition an acquired company's customers, over time, to the PECOS.cm technology.

      Catalink's PECOS.cm System. Catalink's PECOS.cm system is a proprietary, Windows-based interactive and integrated multi-media electronic catalog and interactive ordering system that takes advantage of Windows' graphical user interface. While the PECOS.cm technology can be implemented in customized versions, most of its operational characteristics and basic functionality are common to Catalink's PECOS.cm system. PECOS.cm is loaded on the hard disk drive of the customer's PC and "senses" the hardware and color display capabilities of the customer's PC system and displays one or more messages, if necessary, to allow the customer to maximize the sound (if available) and color display capabilities of their PC system to enhance displayed images. In the CD-ROM version, the front-end client interface and associated product databases are installed on the customer's hard drive from the CD-ROM while an object database consisting of product information (including images, sound and full motion video advertisements) resides on the CD-ROM. PECOS.cm operates in a client/server architecture as an "electronic" catalog with interactive and integrated communications and ordering capabilities. Click-on icon commands allow customers to "browse" through visual display pages to view product images and information in varying levels of detail or to search the product pricing and description databases and, using various parameters and criteria, compare and select products. When combined with the Company's transaction-based, back-end server systems, which communicate with the Company's and its primary DFP's inventory system, PECOS.cm creates a "full-circle" electronic commerce system.

      Products selected for purchase are copied automatically to a purchase list or requisition form with all pertinent information and when finalized, PECOS.cm can (optionally) display the order in purchase order format listing all product information, part numbers, and related information. After customers have reviewed and compiled their requisitions or orders (and optionally, circulated them internally for approval using their electronic mail system), customers can then electronically place those orders directly to Catalink's computer system using PECOS.cm. For orders to be fulfilled through the Company or its primary DFP, PECOS.cm concurrently communicates with the applicable computer system(s), checks product availability and other information, and displays this information and confirms the order to the customer in real-time.

      To initiate an order, the customer enters his or her confidential password authorization, and PECOS.cm automatically initiates a communications link ("Commlink") via modem over a toll-free number or the Internet to Catalink's back-end transaction server system allowing information to be exchanged in real-time between the client (the front-end client interface on the customer's
PC) and the server (the back-end transaction server systems at Catalink). Commlinks typically last one to three minutes, depending on the extent of product data updates which are necessary, with order-oriented information being exchanged concurrently with the computer systems of the Company and/or its primary DFP. A comprehensive electronic link currently is utilized by Catalink with its primary DFP and electronic links are being pursued with other DFPs. During periodic Commlinks, product information on the customer's hard drive also is updated automatically to reflect changes, such as new products and pricing revisions, new PECOS.cm electronic mail messages, and other information updates, unless it has been so long since that customer's last Commlink that it is determined that it would be more expedient to send that customer a new set of PECOS.cm disks.

      In addition to providing its customers PECOS.cm, during 1998 Catalink intends to further differentiate itself by offering a Catalink version of Elcom Systems' next PECOS.pm system release to its customers, as soon as it is made available, as a systems tool to support the consolidation of supplier relationships into one manageable procurement system. PECOS.pm will offer various features to streamline and consolidate the historically inefficient process of acquiring products through traditional means. Catalink believes that PECOS.pm, as has been the case with PECOS.cm, can provide a significant competitive advantage in the area of electronic commerce that will enable Catalink to continue to differentiate itself from its competitors. Management believes that use of PECOS.pm will empower its customers to achieve process reengineering and best practice objectives, as well as leveraging the system to order other desired supplier's products via a fully integrated electronic procurement system. There can be no assurances as to when PECOS.pm will be finalized, or made available to Catalink, and after delivery, whether PECOS.pm will be accepted and used by customers.

Products and Pricing

      Products. Catalink offers over 18,000 products from a wide variety of manufacturers through the PECOS.cm system. In the United States, Catalink currently purchases selected products directly from certain manufacturers, including Compaq and Toshiba, with the balance of products being purchased from DFPs, while in the United Kingdom, the substantial majority of products are purchased directly from manufacturers on net terms. Catalink provides customers with a large product selection, including personal computer systems, monitors, printers, peripherals, software, accessories and supplies. Catalink markets products sold by the following manufacturers, among others:

                               PERSONAL COMPUTERS
                  Compaq             IBM                 Apple
                    NEC       Digital Equipment Corp    Toshiba
              Hewlett-Packard        AST               Panasonic

                                    PRINTERS
           Hewlett-Packard          Canon               Lexmark
                   Epson             QMS               Tektronics

                                   PERIPHERALS
                    NEC              Sony                Cisco
                   Intel          Mitsubishi            Kingston
                 Viewsonic           3Com                Iomega

                                    SOFTWARE
                Microsoft           Lotus                Corel
                 Seagate            Novell        Computer Associates
                   Adobe            Claris              Symantec

      In the United States, Catalink has established electronic purchasing and supply relationships with Ingram Micro, Inc., as well as traditional relationships with several other large, national PC product suppliers. Catalink's purchasing relationships with DFP suppliers are pursuant to industry-standard arrangements with negotiated pricing based on anticipated volume levels and with payment being made through existing floor plan financing arrangements.

      In the United Kingdom, Catalink also is an authorized product fulfillment aggregator for IBM and Compaq products, and is in discussions with Ingram Micro (U.K.) on methods to access their inventory electronically, although there can be no assurances that any DFP arrangement or electronic links will be negotiated or developed with Ingram Micro (U.K.), or if so, on what terms or timing.

      Pricing. Catalink believes that its product pricing is competitive with other remarketers. Catalink offers larger corporate customers a higher discount than other customers, reflecting the economies of a higher level of purchases by such customers. The Company uses a specially designed, customized and automated pricing system for its customers through PECOS.cm's back-end server system which supports and tracks a variety of pricing methodologies, including the ability to provide customized pricing for each customer, by product. PECOS.cm was designed so that each time a customer Commlinks, Catalink can optionally change pricing on selected products in real-time, as appropriate.

Professional Services

      Catalink offers a wide range of professional services in both the United States and the United Kingdom. Service offerings to customers in the United States and United Kingdom, include advising on project and roll-out management, providing on-site engineers for network integration and systems support, responsive "Help" desk and break/fix services. The Company also offers national dispatch service for warranty and repair contracts. In the United Kingdom, Catalink provides additional service offerings, including offering customers complete PC lifecycle management from purchase to disposal, high-end technical consulting, as well as designing and overseeing implementations of complex applications. The Company's service-oriented revenues increased 60% in 1997 to approximately $32 million, from approximately $20 million in 1996, and the Company believes there is a significant opportunity to expand its service operations in the future. Accordingly, the Company expects to continue its focus on growing this higher margin segment of its business.

Fulfillment/Logistics/Information Systems

      Fulfillment. In the United Kingdom, Catalink sources the substantial majority of its products directly from manufacturers, while in the United States, Catalink has direct purchasing arrangements with Compaq, Toshiba and certain other manufacturers. Catalink also sources its products from a number of DFPs, including Ingram Micro, Inc., its primary DFP, from which it normally purchases a majority of domestically purchased PC products which are not sourced directly. Ingram Micro, Inc. is the largest PC products distributor in the world, with annual sales in excess of $12 billion, and distributes thousands of products from over 1,100 suppliers. Augmented by its DFPs, Catalink draws from inventories which the Company believes are well in excess of $1.5 billion. In the United Kingdom, in addition to its direct purchasing arrangements, Catalink also maintains relationships with several DFPs. Catalink's customers can typically expect products that are in stock and that do not require configuration to be immediately available for shipment.

      For computer systems which require configuration, the Company operates two configuration facilities in the United States and one in the United Kingdom and also utilizes an additional outsourced facility in the United States. Products that the Company purchases directly are typically shipped to these facilities. Although the Company believes that both its DFPs and Catalink are given due consideration regarding supply of products by manufacturers and that Catalink is given due consideration regarding supply of products by its DFPs, constraints on certain products have been a historical problem in the PC channel and there can be no assurance that such periodic constraints may not have an adverse effect on the Company's business in the future. The Company believes that it can substantially mitigate the risks associated with additional inventory positions resulting from expanding its United States direct purchasing relationships in 1997 in the same manner that this has historically been accomplished in the United Kingdom, which is to limit the range of models that it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. The Company also believes that direct purchasing of these products can improve its delivery time to customers and quality control of configured systems.

      In the United States, the electronic links between PECOS.cm's front-end client "interface", Catalink's back-end transaction server system, and its primary DFP's computer system provides the customer with seamless order processing and shipment, as if a customer's order was shipped directly from Catalink. Using PECOS.cm, when a customer clicks and accepts an order, if applicable, its primary DFP's system prints out a "pick ticket" in a distribution facility, for the product to be picked for direct shipment to the customer or to one of Catalink's configuration centers. PECOS.cm also can automatically select one of the Company's configuration and distribution facilities in the United States (and similarly in the United Kingdom) as the source and print a "pick ticket" there for fulfillment. In order to provide similar electronic links with other suppliers, Catalink is in the process of pursuing electronic price and availability links with its secondary DFPs, which are primarily aggregators, for electronic inquiry of product price and availability (although there can be no assurances that any such electronic links will be finalized and implemented or, if so, what the timing thereof will be). Until these links are fully established, Catalink obtains some of its product to fulfill customer orders from these aggregators and its other suppliers, including manufacturers, using direct order entry systems provided by these companies and by telephone and facsimile transmissions. These traditional product fulfillment methods involve expenses associated with ordering, invoicing and product tracking being done manually. The Company has arrangements with most of these "traditional" suppliers so that ordered products may still be directly shipped to the customer, or if necessary, to a Company location for configuration prior to shipment to the customer.

      PC Configuration Capabilities. Catalink offers customized configuration services to its customers, whereby a customer can request, by clicking on an option in PECOS.cm, that Catalink configure their PC system, load software and test the PC system for functionality prior to shipment. The configuration services are offered generally on a fee basis and currently are performed primarily by Catalink at its Canton, MA and Irvine, CA facilities and in an outsourced facility in Hartford, CT. In addition, Catalink maintains a product distribution and configuration facility in Langley, Berkshire in the United Kingdom. Catalink's technical support staff reviews the viability of configuration orders before the order is released for fulfillment, or on demand via PECOS.cm's Analyze Custom Configuration function.

      Information System. During 1997, in the United States, the Company licensed and installed year 2000 compliant software from Oracle Corporation and other software firms as its Management Information System ("MIS") to improve management's ability to monitor and manage the Company and its expected growth. The Company's installation went "live" in the United States in November of 1997. This system provides full year 2000 compliance and incorporates modules supporting General Ledger, Accounts Payable, Purchasing, Accounts Receivable, Inventory and Order Entry. The MIS design is a unique implementation of the Oracle software applications which are being and/or have been enhanced and extended to provide functionality not found in the standard system, including the ability to:

         Accept  electronically  delivered  sales  orders such as PECOS and EDI orders, as well as converted quotations;
         Automatically source product from its own or DFP inventories based on set parameters; and
         Automatically create purchase orders, electronically transmit them, and electronically confirm shipments by DFPs to enable invoicing or anticipate receipt as the case may be.

      During 1998, the Company intends to augment its MIS with the implementation of a year 2000 compliant warehousing system in its United States distribution centers. In 1998, the Company also plans to implement its Oracle-based year 2000 compliant applications in the United Kingdom. The United Kingdom is currently using a year 2000 compliant warehousing system; however, the balance of MIS applications in use in the United Kingdom are generally not year 2000 compliant. By the end of 1998 the Company expects installation of year 2000 compliant applications to be substantially complete in both the United States and the United Kingdom. The Company has been assured by its electronic trading partners that their information systems applications either are, or will be, year 2000 compliant before issues may arise. The Company is dependent on its MIS and any problems with its ongoing development and installation, or any interruption in its functional availability may have an adverse effect on sales to customers and/or customer satisfaction. Although the Company believes that its technology and operating systems will be adequate for its current needs, such systems will undoubtedly require ongoing modification and improvement as the Company expands and evolves.

Marketing and Sales

      Catalink Targeted Customer Segments. Catalink uses its telemarketing and direct sales forces in the United States and United Kingdom to sell to targeted business and corporate accounts, its educational and government customer base and, in the United Kingdom, to its value-added reseller customers. As of December 31, 1997, Catalink employed approximately 325 sales representatives, account executives, telemarketers and related support personnel to service those customer segments.

      As of December 31, 1997, Catalink sales and support personnel operated from FSSOs in 15 metropolitan areas in the United States and 7 in the United Kingdom. Catalink's primary locations and FSSOs are listed below:

                 UNITED STATES:  15
                 - Allentown, PA             - New York City, NY
                 - Atlanta, GA               - Norwood, MA (Boston)
                 - Chicago, IL               - Philadelphia, PA
                 - Dallas, TX                - Pittsburgh, PA
                 - Edison, NJ                - San Diego, CA
                 - Hartford, CT              - San Francisco Bay Area, CA
                 - Houston, TX               - Stamford, CT
                 - Irvine, CA

                 UNITED KINGDOM:  7
                 - Basingstoke, Hampshire    - London (City of)
                 - Birmingham                - Manchester
                 - Glasgow (Scotland)        - Slough, Berkshire
                 - Langley, Berkshire


      The Company's strategy includes expanding existing FSSOs as appropriate and opening additional FSSOs and/or acquiring remarketers in other metropolitan areas as it deems necessary or desirable.

      Corporate and Business Accounts. Large corporations that wish to make their PC product procurement functions more efficient are Catalink's primary target customers. Corporate accounts typically employ purchasing agents or buyers  with  above-average  product  knowledge  who view  most PC  products  as commodities. Business accounts targeted by Catalink range from divisions of large corporations to businesses with as few as fifty employees. Catalink penetrates the corporate market with both direct sales efforts and telemarketing. The Company targets business customers using a defined business telemarketing staff operating from certain of its United States and United Kingdom locations whose mission is to introduce Catalink to businesses which would not otherwise be cost-effectively penetrated by Catalink's direct corporate sales force. Catalink's direct sales efforts include on-site presentations, as well as demonstrations to potential corporate customers of PECOS.cm, and as soon as it is made available in 1998, PECOS.pm. Telemarketers assist the sales professionals by contacting and pre-qualifying accounts for follow-up and on-site visits by the direct sales force. Customer support representatives and entry-level corporate sales representatives provide day-to-day administrative and operational support in order to maximize the selling time of the direct sales force.

      Educational and Governmental Accounts. Customers in this category consist of educational institutions at a variety of levels, including public and private K-12 school systems in the United States, colleges and universities, and state and local governmental agencies. These customers require a remarketer with special knowledge of budgetary cycles and bid processes, and the ability to work directly with major manufacturers to support special programs designed to serve educational institutions. In 1992, Apple Computer began its Apple Education
Sales Agent ("AESA") program for sales to grade K-12 schools. Since its acquisition of Computerware in 1995, Catalink has operated under periodic contracts with Apple as the exclusive AESA in Pennsylvania, West Virginia, Delaware and New Jersey. The current contract expires in December 1998. Under this sales agent arrangement, Catalink recognizes as revenues only the sales commissions on each sale rather than the full product sales price. Sales to the education market also can generate sales of related products and services. The Company has developed a specialized PECOS catalog on diskette focused on education-oriented products and content which is being offered under the name EdNet. Catalink serves these customers from certain FSSOs via a separate dedicated sales force.

      Fulfillment Accounts. In the United Kingdom, Catalink U.K. also operates as a product aggregator for IBM and Compaq products, typically serving small- to medium-sized value-added resellers and remarketers that do not maintain significant inventory themselves. These customers demand competitive pricing and typically require next-day delivery anywhere in the United Kingdom. The Company believes that although its product fulfillment business is to a different market than its core remarketer business, this fulfillment business, which Catalink U.K. has been operating for many years, provides the Company with the ability to generate incremental revenues over a fixed cost structure.

Customer and Technical Services

      Catalink provides a wide range of customer service and technical support, including nationwide toll-free pre-sale and post-sale telephone-based support. Catalink believes that maintaining a direct customer and technical support link with its customers is an important competitive factor and promotes customer satisfaction. In addition, certain manufacturers require their remarketers to provide certain levels of technical support as an ongoing condition to authorizing the remarketers to sell their products.

Product Warranty and Service Policies

      In addition to providing its customers with manufacturers' warranties, Catalink offers its customers certain return privileges for products which have not been used or damaged. Typically, such products can be returned to Catalink for a refund or credit within thirty days of their purchase. Catalink believes that its product return policies are competitive with those offered by other remarketers. Typically, manufacturer warranties are included as part of, and are packaged with, the product. When available from manufacturers, Catalink also offers on-site and extended-term warranty and/or service policies as ancillary products available for sale through the PECOS.cm system. In addition to Catalink's telephone-based technical support and manufacturer programs, Catalink offers a full range of on-site and depot warranty and post-warranty service options in the United States, generally through nationwide outsourcing agreements with third party service providers. Product returns are centralized at the Company's facilities, where the various tasks are performed that are necessary to either return products to inventory, to one of the Company's DFPs or to a manufacturer for credit, or to liquidate non-returnable items.

Competition

      Electronic Commerce Systems Marketplace. The market for interactive electronic commerce software is new and rapidly evolving and the Company expects competition in this market to continue to intensify in the future. The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications, and systems integrators. The Company's competitors include IBM, Open Market, Inc., Connect, Inc., Trade'ex Electronic Commerce Systems, Ariba Technologies, Inc., Elekom Procurement, CommerceOne and Actra Business Systems. The Company expects additional competition from other emerging and established companies, including Microsoft Corp., SAP and Oracle, all of which have announced products for Internet-based electronic commerce. The Company's potential competitors also include systems integrators such as Electronic Data Systems (EDS) and a number of EDI solution vendors, including Sterling Commerce, Inc.

      Certain of these and other competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and thus may be able to develop or respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have an adverse effect on the Company's business, results of operations and/or financial condition. See "--Electronic Commerce Overview".

      PC Products Marketplace. The Company has invested substantial effort and capital to develop and implement its proprietary PECOS.cm front- and back-end system, as well as for the associated hardware and electronic link with its primary DFP. The overall market of companies which sell PC products is highly fragmented and Catalink operates in an extremely competitive environment which is rapidly evolving and subject to rapid technological change. Of the more than 10,000 total outlets, the Company believes that there are more than 1,000 significant PC product remarketers of various types in the United States and United Kingdom. In response to competitive pressures and declining margins, traditional computer remarketers are cutting costs and acquiring or merging with other remarketers to increase scale and efficiency. A prospective purchaser of personal computer products has the option to purchase directly from a manufacturer or assembler (e.g., IBM, Dell Computer Corp., Gateway 2000 Inc.), from a major remarketer (e.g., Entex Information Systems, Inc., Vanstar Corp., MicroAge, Inc., Inacom Corp., CompuCom Systems, Inc.), from a computer mail order company (e.g., CDW Computer Centers, Inc., Micro Warehouse Inc., Creative Computers Inc., INMAC Corp.), from a systems integrator (e.g., Andersen Consulting, EDS), from computer superstores (e.g., CompUSA Inc., Computer City), electronics superstores (e.g., Best Buy Company Inc., Circuit City Group), and local computer stores, among others. Catalink competes with all of these entities for the sale of its PC products. Each of these entities in the PC distribution channel competes on a wide variety of capabilities including price, delivery performance, breadth of products, services offered, overall convenience, and in some cases specialized and distinct capabilities. Certain of these and other potential competitors have substantially greater financial, technical and marketing resources than the Company and greater name recognition and more extensive customer bases.

Intellectual Property

      The Company's success and ability to compete are dependent, in part, upon its proprietary technology. While the Company relies to a certain extent on trademark, trade secret, patent and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a leadership position. Although the Company has received a patent on certain, specific aspects of its PECOS.net technologies, there can be no assurance that other entities will not develop, or have not developed, technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software also is protected both as trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the front-end client portion of the PECOS.net technologies.

      The Company generally enters into confidentiality or license agreements with its employees, consultants, licensees and certain of its vendors, and generally attempts to control access to and distribution of its proprietary software, documentation and other information. In connection with the distribution of Catalink's PECOS.cm front-end client, Catalink employs licenses that generally are not paid for, or manually signed by, the end-user and, therefore, could in certain circumstances, be found unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's proprietary system or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition. The Company believes that each of the following are proprietary features of its "front-end" client interface: the architecture allowing for easy custom modification by the Company or its licensees, the capabilities for display of certain business forms and catalog page screens, and the interfaces to the "back-end". However, the Company believes that the most critical and proprietary elements of its PECOS.net technology are the "back-end" transaction servers, order processing authentication and catalog updating modules, which reside within the computer systems in the Company's or licensee's facilities and are not available to end-users.

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

Personnel

      As of December 31, 1997, the Company had a total of 996 personnel, including 917 salaried and 79 hourly personnel. The Company's personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company's future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel, including its sales force. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future.

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

Company Trade Names and Trademarks

      The Company has referred to a variety of other entities and products in this Annual Report on Form 10-K, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

Item 2.  Properties

      As of December 31, 1997, the Company leased the properties set forth below, and rented 15 other smaller field sales and support offices ("FSSOs"). The following leases vary in length remaining, from less than one year to 16 years for the Langley, Berkshire facility and, in some cases, include options to extend the lease terms.

                            APPROXIMATE
                               SQUARE
    LOCATION                  FOOTAGE                         USE
    Norwood, Massachusetts     36,000             Headquarters; Catalink
                                                     Boston-area FSSO

    Westwood, Massachusetts    24,000           Elcom Systems Headquarters

    Canton, Massachusetts      84,000           Catalink Configuration and
                                                       Distribution

    Irvine, California         34,000        Catalink FSSO, Configuration and
                                                      Distribution

    Bristol, Pennsylvania      35,000        Catalink Administrative and FSSO

    Langley, Berkshire(U.K.)   40,000           United Kingdom Headquarters;
                                               Catalink FSSO, Configuration
                                                       and Distribution

    Slough, Berkshire (U.K.)    7,800                       FSSO

Basingstoke, Hampshire (U.K.)   7,500         Catalink Administrative and FSSO


      In addition to the leased properties noted above, the Company also owns, through Prophet Group Limited, land and a building in Redditch, Hereford, United Kingdom, comprising administrative and FSSO facilities of approximately 20,000 square feet.

      Subject to ongoing review, the Company considers its facilities to be generally sufficient to meet its near-term space requirements in light of its current growth plans. The Company's operations are dependent in part upon its ability to protect its network infrastructure in its Norwood, MA facility against damage from physical break-ins, natural disasters, operational disruptions and other events.

Item 3.  Legal Proceedings

      On May 30, 1996, the Company filed a complaint (Civil Action No. 96004108-22-05) in the Civil Division of the Court of Common Pleas of Bucks County Pennsylvania (the "Court") against John R. Kovalcik, Sr., John R. Kovalcik, Jr., James R. Kovalcik, Thomas M. Kovalcik and David E. Kovalcik (collectively the "Kovalciks" or the "Defendants"), the principal former owners of Computerware Business Trust ("Computerware"), which the Company acquired by a merger in February 1995. As of May 29, 1996, none of the Kovalciks, certain of whom had been terminated by the Company, were employed by the Company, including John R. Kovalcik, Jr., a former Corporate Executive Vice President and President of Catalink Direct, Inc., who resigned from the Company's Board of Directors effective April 24, 1996. The Company's complaint, which was subsequently amended, sought to: (1) enforce confidentiality agreements/obligations and prevent the misappropriation of proprietary Company information and Company property, (2) obtain a declaration from the Court that certain of the Kovalciks' rights under stock option agreements were limited, (3) enforce the covenants of the merger agreement to determine the final amount of the purchase price of Computerware, and (4) recover damages arising from various causes including the Defendants' fraudulent misrepresentations, and certain breaches of the merger agreement.

      The Defendants counterclaimed against the Company, seeking to: (1) rescind the merger agreement on the purported grounds that it was not legal, or in the alternative to receive unspecified additional purchase price consideration, (2) receive unspecified damages for fraud, breaches of the merger agreement and of employment and stock option agreements, wrongful termination, conversion, misappropriation of trade secrets, unfair competition, and defamation, and (3) have the Court declare the status of the rights of certain Kovalciks under their stock option agreements as being more favorable than the Company contended.

      On March 26, 1997, the Company and certain of its subsidiaries entered into a Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware, including the dismissal of all litigation pending against the Defendants and of their counterclaims against the Company. The essence of the settlement, a complete copy of which was filed as an exhibit to a Current Report on Form 8-K dated March 26, 1997, and filed on April 8, 1997, includes a confirmation of the merger transaction and confirms that the 1,326,417 shares of the Company's stock issued in 1995 is the appropriate and final amount of stock due and payable in connection with the transaction. In addition, the Kovalciks have agreed to certain volume and manner of sale limitations on their ability to sell their shares of the Company's common stock. The settlement of these disputes and related litigation did not have a significant impact on the Company's results of operations.

      The Company is a party to various claims, disputes and other proceedings relating to matters arising in the normal course of its business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company's  Common Stock is listed on The Nasdaq Stock Market  (Symbol:
ELCO). As of December 31, 1997, there were approximately 184 stockholders of record of the Company's Common Stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms. The high and low closing sales prices reported by The Nasdaq Stock Market for each of the quarters in the two year period ended December 31, 1997 are set forth in the table below. For the period from January 1, 1998 to March 3, 1998, such high and low closing sales prices were: high: $6.69, and low: $5.19.

    Quarter Ended         1996              1997
    --------------   ---------------  -----------------
                      High     Low     High      Low
                     -------  ------  -------  --------
        March 31,    $14.50   $6.25    $9.00     $5.63
         June 30,     14.63    6.88     7.31      4.56
    September 30,     12.63    5.38     7.00      5.81
     December 31,     10.38    7.25     8.00      5.63

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

Item 6.  Selected Financial Data

      The following table sets forth selected consolidated financial data for the Company for the years ended December 31, 1993 through December 31, 1997. The historical financial data are derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report. The data for the periods presented are not necessarily comparable because of acquisitions consummated at various times during the periods presented.

                                  (in thousands, except per share data)
                                         YEAR ENDED DECEMBER 31,
                               ---------------------------------------------
                               1993     1994      1995      1996       1997
                             --------  -------  --------  --------  --------
INCOME STATEMENT DATA (1):
Net sales                    $22,387  $57,712  $311,423  $620,115  $760,136
Gross profit                   3,749    8,778    39,382    70,039    90,394
Selling, general and
  administrative expenses      4,996   10,364    36,016    57,551    70,200
Research and development
  expenses                       644    1,166     1,122     1,200     1,275
                             -------- -------- --------- --------- ---------
Operating profit (loss)       (1,891)  (2,752)    2,244    11,288    18,919
Interest and other income
(expense), net                  (116)    (146)   (1,909)   (2,303)   (4,142)
                             -------- -------- --------- --------- ---------
Income (loss) before income
  taxes                       (2,007)  (2,898)      335     8,985    14,777
Provision for income taxes       266      564     1,239     3,410     4,489
                             -------- -------- --------- --------- ---------
Net income (loss)            $(2,273) $(3,462)   $ (904)   $5,575   $10,288
                             ======== ======== =========  ======== =========


Basic net income (loss) per share     $ (0.37)   $(0.05)    $0.21    $ 0.38
                                      ========   =======   =======   ======
Basic weighted average shares
  outstanding                           9,247    18,195    26,363    26,937
                                      ========   =======   =======   ======

Diluted net income (loss)per share    $ (0.37)   $(0.05)    $0.19    $ 0.35
                                      ========   =======   =======   ======
Diluted weighted average
shares outstanding                      9,247    18,195    29,739    29,461
                                      ========   =======   =======   ======

                                                DECEMBER 31,
                                ---------------------------------------------
                                1993     1994      1995       1996       1997
                                ----     ----      -----      ----       ----
CONSOLIDATED BALANCE
SHEET DATA (1):
Total current assets           $5,098   $20,313   $136,781  $210,185   $277,806
Total assets                    7,010    22,356    174,231   260,769    332,068
Total current liabilities       5,169    13,997     89,290   161,158    218,300
Long-term liabilities, net of
  current portion                 401       236         91     1,008      3,465
Total stockholders' equity      1,440     8,123     84,850    98,603    110,303
----------

(1)The information presented for all periods includes the results of operations and financial condition of CDCI, which was acquired in October 1994 and AMA, which was acquired in February 1996. The acquisitions of CDCI and AMA were both accounted for on a pooling of interests basis. As a result, the Company's results of operations have been restated back to the Company's inception in September 1992 to include the results of operations of CDCI and AMA.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      To date, substantially all of the Company's net sales have been derived from the sale of PC products by the Company's wholly-owned subsidiary, Catalink, and its subsidiaries, to corporate customers. In addition, the Company, through its wholly-owned technology subsidiary, Elcom Systems, generates revenues from licensing its PECOS.net technologies and providing related services to other companies. On a stand-alone presentation basis for the year ended December 31, 1997, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $4.8 million.

      The Company was founded in 1992, commenced operations in December 1993, and has experienced rapid growth. The Company achieved its growth by offering its PECOS.cm technology to its Catalink customers and by various marketing efforts, including the expansion of its direct sales force nationwide and by the acquisition of six PC products remarketers. In October 1994, the Company completed the acquisition of CDCI, a Connecticut-based PC products remarketer, which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Catalink in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Computerware, a Bristol, Pennsylvania-based PC products remarketer (which was merged into Catalink in December 1997). In June 1995, the Company acquired all of the equity of Catalink U.K. a PC products remarketer in the United Kingdom operating as Lantec Information Services. The Computerware and Catalink U.K. acquisitions have been accounted for as purchase transactions.

      In February 1996, the Company completed the acquisition of AMA, a remarketer of PC products in the United Kingdom, which has been accounted for on a pooling-of-interests basis. Accordingly, AMA's results have been included with the Company's results since the date of the Company's organization. In December 1996, the Company acquired Prophet Group Limited, a PC products remarketer and in February 1997, the Company acquired Data Supplies Limited, a PC products remarketer, both of which are located in the United Kingdom. The Prophet Group and Data Supplies acquisitions have been accounted for as purchase transactions. The Company's remarketer acquisition strategy includes utilizing an acquired company's sales force to offer PECOS to prospective customers in those new markets and, over a period of time, to transition the acquired company's customers to the PECOS.net technologies. The Company intends to seek acquisitions of additional companies either to expand its customer base and the use of the PECOS.net technologies or to complement its Elcom Systems' PECOS.net technologies, although there can be no assurances as to the success or timing of any such acquisitions.

      On April 29, 1997, the Board of Directors adopted, and on February 17, 1998 the Board amended The 1997 Stock Option Plan of Elcom International, Inc., reserving up to an aggregate of 2,000,000 shares of the Company's Common Stock for possible issuances pursuant to stock options granted thereunder. On April 30, 1997, the Company's wholly-owned subsidiary Elcom Systems, Inc. canceled its stock option plan under which no stock options were then issued or outstanding.

      On July 23, 1997, the Company announced that its Board of Directors authorized the engagement of the investment banking firm of Salomon Smith Barney to assist the Company by coordinating and evaluating options which would enable the strategic potential of the Company to be realized. These actions, intended to maximize stockholder value, include evaluating the possible sale or merger of the Company, strategic financing options, and potential strategic partners. This process also includes investigation of various potential options for Elcom Systems as a separate company, including possible strategic alliances with a technology or financial partner. The rapid growth of the Company, and the Board of Directors' belief that the Company's stock is undervalued in the marketplace, prompted the Company to take this step. There can be no assurance that the Company will be successful in consummating a transaction or realizing additional stockholder value as a result of this process, which is currently ongoing.

      On September 4, 1997, the Company's Board of Directors approved and adopted the Executive Profit Performance Bonus Plan for Executive Officers (the "Executive Performance Plan") and the Key Personnel Profit Performance Bonus Plan (the "Key Personnel Plan" and, together with the Executive Plan, the "Plans"). The Plans will only be effective if the Executive Performance Plan is approved by the stockholders of the Company, and provide that the designated Executive Officers and Key Personnel collectively will be entitled to a bonus based on a designated portion of the year-to-year increase in the Company's Operating Profit (as defined in the Plans and which could include a reduction in operating losses). The aggregate total of the designated percentages for bonuses under both Plans cannot exceed 20% of the increase in the Company's Operating Profit (the "Bonus Pool") and an individual's annual participation in the Bonus Pool is limited to two times the individual's base salary. The Company will seek approval and ratification of the Executive Performance Plan by its stockholders at the Company's 1998 Annual Meeting. The Plans cover fiscal years commencing in 1998; however, if the Executive Performance Plan is not approved by Stockholders at the Company's 1998 Annual Meeting, the Plans will automatically terminate and no payments will accrue or be paid thereunder.

      During the fourth quarter of 1997, the Company completed initial implementation in the United States of its year 2000 compliant, Oracle-based enterprise Management Information System ("MIS"). During 1998, the Company intends to augment the MIS with the implementation of a year 2000 compliant warehousing system in its United States distribution centers. In 1998, the Company also plans to implement these year 2000 compliant applications in its United Kingdom operations. The United Kingdom operations are currently using a year 2000 compliant warehousing system, however the balance of MIS applications in use in the United Kingdom are generally not year 2000 compliant. By the end of 1998, the Company expects the installation of its year 2000 compliant MIS applications to be substantially complete in both its United States and United Kingdom operations. The Company has been assured by its key electronic trading partners that their information system applications either are, or will be, year 2000 compliant before issues may arise. The Company's PECOS.net family of electronic commerce technology applications have been developed in a year 2000 compliant fashion.

RESULTS OF OPERATIONS

      The following table sets forth various items as a percentage of net sales for each of the years in the three year period ended December 31, 1997:

                                                Year Ended December 31,
                                                 1995    1996     1997
                                                 ----    ----     ----
                 Net sales                       100%    100%     100%
                 Gross profit                     13      11       12
                 Selling, general and
                   administrative expense         12       9        9
                 Research and development
                 expenses.....                    --      --       --
                 Operating profit(loss)            1       2        3
                 Interest expense                  1       1        1
                 Interest income and other, net   --       1       --
                 Provision for income taxes       --       1        1
                 Net income(loss)                (--)      1        1

Year Ended December 31, 1997 compared to the year ended December 31, 1996

     Net Sales. Net sales for the year ended December 31, 1997 increased to $760.1 million from $620.1 million in the year ended December 31, 1996, an increase of $140 million or 22.6%. Net sales in the United States increased to $473.8 million in 1997 from $435.1 million in 1996, an 8.9% increase, which reflects management's decision to defer significant expansion of its domestic sales force and focus its efforts on consolidation of certain general and administrative functions of acquisitions and implementation of its new management information system. Such implementation adversely impacted net sales in the United States in the forth quarter of 1997. During 1998, management intends to focus its energies on rebuilding sales momentum and expansion of its United States sales force. The Company believes that its 1997 efforts provide a solid foundation to support the anticipated growth in revenues. Net sales of the Company's United Kingdom based operations increased to $286.3 million in 1997 from $185.0 million in 1996, an increase of 54.8%. Net sales for the year ended December 31, 1997 in the United Kingdom include an aggregate of $51.1 million generated by Prophet Group Limited (acquired in December, 1996) and Data Supplies Limited (acquired in February, 1997). During 1997, management also completed the consolidation of certain general and administrative functions of United Kingdom acquisitions, and intends to install its new management information system in the United Kingdom during 1998.

     Gross Profit. Gross profit for the year ended December 31, 1997 increased to $90.4 million from $70.0 million in the year ended December 31, 1996, an increase  of $20.4  million,  or 29.1%.  The  increase in gross  profit  dollars resulted primarily from the substantial growth in net sales, including sales generated by recent acquisitions. Gross profit, including the contribution from acquisitions, as a percent of net sales increased from 11.3% in 1996 to 11.9% in 1997. The gross profit percentage was higher in 1997 principally due to new direct purchasing programs implemented with several major manufacturers in the United States, coupled with an increase in the portion of revenues generated by the Company's United Kingdom operations, and from an increase in higher margin professional services revenues in both countries. The Company anticipates that ongoing increases in direct purchasing volume, and continued growth in higher-margin professional services revenues should mitigate a portion of the product gross margin decline expected to be associated with targeted expansion of sales to high volume corporate accounts during 1998, which typically generate lower gross margin percentages than other customers.

      Selling, General and Administrative Expenses. Selling, general and administrative ("S,G&A") expenses for the year ended December 31, 1997 increased to $70.2 million from $57.6 million in the year ended December 31, 1996, an increase of $12.6 million or 22%. This increase is attributable primarily to the cost of the Company's larger work force and other expenses of the acquired companies. Other S,G&A expenses also increased as the Company continued to invest in administrative infrastructure to support its current and future growth, including the development and implementation of its Oracle-based, year 2000 compliant management information system. Until such system is fully operational worldwide, which the Company expects to substantially complete during 1998, the Company will continue to maintain additional personnel and manual support processes (and incur additional S,G&A expenses) to facilitate its actual and anticipated growth in volume. The new management information system is being implemented to allow the Company to operate more efficiently by providing an information systems backbone for the Company and to provide an efficient means to accomplish the consolidation of the information and other internal systems of potential acquisitions.

      Overall, S,G&A expenses decreased as a percentage of net sales for the year ended December 31, 1997 to 9.2% from 9.3% in 1996, reflecting the impact of slower overall expense growth relative to the increase in net sales, as the Company maintains its focus on controlling expenses, and is also reflective of the increase in manufacturer funding/reimbursement of certain S,G&A expenses, resulting from the Company's increased volume of direct purchasing in 1997.

      Research and Development Expense. Research and development expense increased slightly from $1.2 million in 1996 to $1.3 million in 1997. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS.net technologies, including the aspects of the PECOS.pm technology acquired in 1997, as well as modifications to allow its PECOS.net technologies to communicate using the Internet and the continued development of a browser compliant and Java-enabled version of its PECOS.net technologies for license to other companies. The
Company expects to continue investing significant amounts in research and development.

      Interest Expense. Interest expense for the year ended December 31, 1997 increased to $5.2 million from $3.8 million in 1996. Interest expense in both years primarily results from borrowings in support of the Company's accounts receivable and inventory and is reflective of the substantial increases in such assets, net of reductions in the applicable interest rate on the principal United States credit facility from prime plus 1% in the first six months of 1996, to the prime rate as of July 1, 1996, and a further reduction to prime minus 1% as of March 1, 1997.

      Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 1997 decreased to $1.1 million from $1.5 million in 1996 and reflects a reduction in average on hand balances of cash and cash equivalents available for investment. Interest income and other, net in 1997 includes a gain of $389,000 resulting from the sale of the Bristol, PA rental division in March 1997, net of certain redundant operating and severance expenses of certain Computerware operations, which have been phased-out and consolidated into the Company's headquarters and new East Coast configuration and distribution facility which was opened in Canton, MA late in the first quarter of 1997.

      Income Tax Provision. The income tax provisions in 1997 and 1996 primarily relate to the income taxes of the Company's United Kingdom-based operations, as well as certain current federal and state income taxes provided by the Company. During 1997, the Company utilized substantially all of its remaining net operating loss ("NOL") carryforwards which were eligible to reduce its tax provision. Hence, such NOLs will no longer be available to reduce the Company's effective tax rate for income reported in United States, if any, in 1998 and future years, although the Company does have approximately $3.3 million of NOLs available to reduce its United States taxable income in 1998 and future years.

      Net Income. The Company reported net income of $10.3 million for the year ended December 31, 1997, versus net income of $5.6 million in 1996, as a result of the factors described herein.

Year ended December 31, 1996 compared to the year ended December 31, 1995

     Net Sales. Net sales for the year ended December 31, 1996 increased to $620.1 million from $311.4 million in the year ended December 31, 1995, an increase of $308.7 million, or 99%. Net sales in the United States increased to $435.1 million in 1996 from $219.4 million in 1995, a 98% increase. This increase is generally attributable to increased sales staffing, the use of the Company's PECOS technology to market to potential customers and the consequent generation of incremental customers and related sales, and to a certain extent, from increased sales to existing customers. Net sales of the Company's United Kingdom-based operations (Catalink U.K. and AMA) increased to $185.0 million in 1996 from $92.0 million in 1995. This increase results primarily from the inclusion of Lantec's results for all of 1996 versus only a portion of 1995, as well as organic growth of the United Kingdom group.

     Gross Profit. Gross profit for the year ended December 31, 1996 increased to $70.0 million from $39.4 million in the year ended December 31, 1995, an increase of $30.6 million, or 78%. The increase in gross profit dollars generated resulted primarily from the substantial growth in net sales. Gross profit, including the contribution from acquisitions, as a percent of net sales decreased from 13% in 1995 to 11% in 1996. The decrease in gross profit percentage is due primarily to the increasing contribution of net sales generated from large corporate customers which typically generate lower gross profit percentages on such larger volumes.

     Selling, General and Administrative Expenses. S,G&A expenses for the year ended December 31, 1996 increased to $57.6 million from $36.0 million in the year ended December 31, 1995, an increase of $21.6 million or 60%. This increase is attributable primarily to the increase in the Company's work force and associated overhead as well as the S,G&A of acquired entities, including $2.2 million of goodwill amortization. S,G&A also reflects substantial increases in Elcom Systems' expenses required to support the actual and expected growth of this subsidiary. Other S,G&A expenses also increased as the Company continued to invest in administrative infrastructure to support its growth, including the ongoing development, augmentation, and implementation of its new management information system. The Company also maintained various manual processes and associated personnel to facilitate its actual and anticipated growth and will continue to do so until its new management information system is fully functioning. Nonetheless, S,G&A expenses decreased as a percentage of net sales for the year ended December 31, 1996 to 9%, from 12% in 1995, reflecting the substantial impact of the increase in net sales, as the Company transitioned out from its development stage.

     Research  and  Development  Expense.   Research  and  development  expense
remained relatively constant between 1995 and 1996. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS.net technologies, including modifications to allow communication using the Internet, the continued development of a browser compliant version of its PECOS.net technologies, and the development of a Java enabled version for license to other companies.

     Interest Expense. Interest expense for the year ended December 31, 1996 increased to $3.8 million from $2.2 million in 1995. Interest expense in both years results from borrowings in support of the Company's accounts receivable and inventory balances and the increase for 1996 is reflective of the substantial increase in the Company's net sales referred to above and consequent borrowings required to support the increased balances of accounts receivable and inventory.

     Interest Income and Other, Net. Interest income and other, net for the year ended December 31, 1996 increased to $1.5 million from $255,000 in 1995. This increase is a direct result of investment income generated by investment of available net proceeds from the sale of the Company's common stock in its initial public offering in December 1995 and upon exercise of the underwriters' over-allotment option in January 1996.

     Income Tax Provision. The income tax provisions in 1995 and 1996 primarily relate to foreign income taxes of AMA and Lantec and certain current United States state income tax provisions.

     Net Income (Loss). The Company reported net income of $5.6 million for the year ended December 31, 1996 versus a net loss of $(904,000) in 1995 as a result of the factors described herein.

Liquidity and Capital Resources

     Net cash used in operating activities for the year ended December 31, 1997 was $44.2 million, which is primarily due to an increase in accounts receivable of $30.2 million, resulting primarily from the Company's increase in net sales during 1997, and a $26.1 million increase in inventory which is related to the Company's direct purchasing arrangements with manufacturers which were instituted in the United States in 1997. Net cash used for investing activities was $11.3 million, consisting primarily of $7.7 million in additions to property, equipment and software and $3.3 million related to acquisitions. Net cash provided by financing activities was $65.6 million, including a $64.6 million net increase in borrowings under floor plan lines of credit and $1.8 million in proceeds from the exercise of stock options and related tax benefit.

     Net cash used in operating activities for the year ended December 31, 1996 was $56.3 million, including $71.1 million relating to increases in accounts receivable, resulting from the Company's increase in net sales during 1996. Net cash used for investing activities was $15.4 million, consisting primarily of $6.5 million in additions to property, equipment and software and $8.1 million related to acquisitions. Net cash provided by financing activities was $49.6 million, including $6.2 million in net proceeds from the Company's sale of common stock to the underwriters of its initial public offering upon exercise of their over-allotment option and a $43.0 million net increase in borrowings under floor plan lines of credit.

     Net cash used in operating activities for the year ended December 31, 1995 was $39.4 million and included the net operating cash impact of Computerware and Catalink U.K. after they were acquired, which occurred in February and June 1995, respectively. Net cash used in operating activities also included $34.6 million relating to increases in accounts receivable. Net cash used in 1995 investing activities was $12.3 million and included $6.5 million related to the purchase of Catalink U.K. and $5.9 million of additions to property, equipment and software. The Company received a net total of $91.4 million from financing activities in 1995, $40.1 million from the Company's sale of stock in its initial public offering and related exercise of common stock warrants, $19.1 million from the sale of Convertible Preferred Stock and $37.5 million from a net increase in borrowings under the Company's floor plan lines of credit. Financing activities in 1995 also reflect a $5 million repayment of Computerware loans to the former shareholders of Computerware.

     At December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of $33.2 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The United States DFSC facility provides for aggregate borrowings of up to $120 million, and as of March 1, 1997, the interest rate was reduced to the prime rate minus 1%. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of December 31, 1997, the Company's borrowings from DFSC on its United States floor plan line of credit were $113.0 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. During the first half of 1996, interest was payable monthly at the prime rate plus 1%, and thereafter at the prime rate, although approximately one-half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 90 days have lapsed. As of March 1, 1997, the interest rate was reduced to prime (8.5% at December 31, 1997) minus 1%. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $49.5 million, as of December 31, 1997. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (7.25% at December 31, 1997) plus 1.25%. The United Kingdom DFSC facility replaced four separate facilities previously maintained in the United Kingdom. As of December 31, 1997, the Company's borrowings under its United Kingdom DFSC facility were (pound)24 million or $39.7 million which approximated the Company's availability thereunder.

      The Company is dependent upon the DFSC lines of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its United States inventory purchases and hence, the Company expects that its borrowings under such facilities will need to continue to increase substantially in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or be increased to support the Company's requirements. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy.

      The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At December 31, 1997, the Company's borrowings from IBMCC on its floor plan line of credit were $1.2 million.

     As  of  December  31,  1997,  the  Company  had   borrowings   aggregating
approximately $153.9 million outstanding under these borrowing facilities, which approximated its availability thereunder. The Company also included a note payable of approximately $0.8 million, related to its acquisition of Data Supplies Limited, in lines of credit.

     Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company started purchasing selected products directly from manufacturers in late 1996. Although the Company's inventory investment imposes certain costs and risks and has increased substantially since December 31, 1996, the Company believes that this investment will improve its delivery time to customers and the quality control of configured systems and, over time, may increase the profitability of the Company. These direct purchasing arrangements have favorably impacted gross profit, particularly in the third and fourth quarters of 1997, as the volume of direct purchases increased significantly over prior quarters and the Company earned substantial direct purchasing rebates and incremental discounts. There can be no assurances that these manufacturer rebates and discounts will be available in the future, or if available, that the Company will be in a position to purchase the necessary levels of products necessary to receive comparable or increased levels of such rebates and incremental discounts. The Company also believes that it can substantially mitigate the risks associated with its additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. The Company also intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators.

     As of September 30, 1997, the Company sold options to acquire its entire equity ownership interest in ShopLink Incorporated. The Company received $418,000 in payment for the options, which may be exercised through March 31, 1999. If exercised, the Company could receive payments of up to an additional $4.2 million. The Company has included the $418,000 received in payment for the options in other deferred liabilities.

     The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, future growth of the Company will require ongoing investment in property, equipment and software.

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

SEASONALITY AND IMPACT OF INFLATION

      Due to its growth, the Company historically has not experienced observable seasonality in its business. Generally, however, sales in the PC remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, it is likely that the sales of Catalink will be impacted by general industry seasonality in the future. Elcom Systems' net sales are not seasonal in nature.

      Inflation has been relatively low in recent years and accordingly, the Company has not been significantly impacted by the effects of general inflation. However, since the latter half of 1996, the Company has been increasingly impacted by the low unemployment rate in certain of its markets, particularly in the Northeast United States and the United Kingdom, which has resulted in significant increases in salaries for a variety of personnel (particularly technical personnel) in order for the Company to remain competitive in the employment marketplace.

      Catalink's revenues are effected by general price reductions by PC manufacturers, which has been substantial, particularly in the first quarters of 1997 and 1998. Such price cutting requires that Catalink increase its base unit volumes and associated peripheral product sales to existing and newly acquired customers in order to overcome the effect of the cost cutting and increase its net sales. Consequently, in order to increase revenues, such unit volumes of sales are required to increase substantially, which amplifies the impact of any slowdown in corporate customer demand on Catalink's revenues.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: the industry's acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for PC products, the success and timing of implementing the Company's new management information system, availability of appropriate financing, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Annual Report on Form 10-K and in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933. Regarding the Company's evaluation of possible strategic partners and financing alternatives, including for Elcom Systems, there can be no assurance that any strategic alternatives, including any possible arrangements with a strategic partner or the possible sale, merger or financing of the Company, can be successfully identified or solicited, negotiated, or consummated to the betterment of the Company or the Company's stock price, or what the timing, terms, or ultimate impact of any such arrangement might be.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     None Required.

Item 8.  Financial Statements and Supplementary Data

      See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings per share and quarterly financial information for the Company are included in Notes 10 and 11, respectively, of the Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the fourth quarter of 1997, the Audit Committee of the Company's Board of Directors decided to engage Arthur Andersen LLP to audit the Company's 1997 financial statements in both the United States and the United Kingdom. Previously, the financial statements of the Company's United Kingdom operations were audited by the London office of Deloitte & Touche. The decision to change was made to increase the efficiency and coordination of the annual audit process, and the Company has continued its relationship with Deloitte & Touche for tax services in the United Kingdom.

     Deloitte & Touche's opinions with respect to the Company's United Kingdom subsidiaries' operations in 1995 and 1996 were unqualified and there were no disagreements between the Company and Deloitte & Touche concerning accounting or financial disclosure matters. In conjunction with the change, Deloitte & Touche was requested to cooperate fully with Arthur Andersen LLP to ensure an effective transition of the audit engagement.

     The Company reported this change on a Form 8-K filed on March 11, 1998, which was not timely filed.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

      The information concerning the directors of the Company is set forth in the definitive Proxy Statement ("the Proxy Statement") to be sent to stockholders in connection with the Company's 1998 Annual Meeting of Stockholders to be held April 28, 1998, under the heading "Election of Directors", which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "Management - Executive Officers", which information is incorporated herein by reference.

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

      (a)(1) Consolidated Financial Statements:

             See Index to Consolidated Financial Statements on page F-1.

         (2) Consolidated Financial Statement Schedules for each of the Three Years in the Period Ended December 31, 1997:

             Report  of  Independent  Public  Accountants  on  Schedule  II
               Valuation and Qualifying Accounts
             Schedule II Valuation and Qualifying Accounts

            See Index to Schedule on page S-1

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3) Index to Exhibits:

            The exhibits filed as part of this form 10-K are listed on the Index to Exhibits beginning on page E-1, which Index to Exhibits is incorporated herein by reference. The Company's current management contracts and executive compensation plans and arrangements are listed in the Index to Exhibits, incorporated herein by reference, at exhibit numbers 10.1; 10.2; 10.3; 10.19; 10.20; 10.22; 10.23; 10.29; 10.36; 10.37, 10.38, 10.39 and 10.40.


      (b) Reports on Form 8-K:

          None.

      (c) Exhibits:

         See Index to Exhibits beginning on page E-1.


The Company will provide copies of the Consolidated Financial Statement Schedule and Index to Exhibits to stockholders upon request. Such request can be made to:
Chief Financial Officer, Elcom International, Inc., 10 Oceana Way, Norwood, MA 02062.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Elcom International, Inc.
                                                (Registrant)

Date:  March 13, 1998                           By:   /s/  Robert J. Crowell
                                                   -------------------------
                                                   Robert J. Crowell
                                                   Chairman and
                                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures                              Title                       Date

/s/   Robert J. Crowell      Chairman of the                    March 13, 1998
Robert J. Crowell            Board of Directors
                             and Chief Executive Officer
                             (Principal Executive Officer)

/s/   Laurence F. Mulhern    Corporate Executive                March 13, 1998
Laurence F. Mulhern          Vice President,
                             Chief Financial Officer, Treasurer
                             and Secretary (Principal Financial
                             and Accounting Officer)

/s/   William W. Smith       Vice Chairman and Director         March 13, 1998
William W. Smith

/s/   James Rousou           Corporate Executive                March 13, 1998
James Rousou                 Vice President and Director

/s/  J. Richard Cordsen      Director                           March 13, 1998
J. Richard  Cordsen

/s/  Richard J. Harries, Jr. Director                           March 13, 1998
Richard J. Harries, Jr.

/s/  John W. Ortiz           Director                           March 13, 1998
John W. Ortiz

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

3.4   By-Laws of the Registrant, amended as of November 6, 1995. (1)

4.4   Specimen certificate of the Registrant's Common Stock. (1)

4.5 Form of 8% Series A Cumulative Convertible Preferred ("Series A") Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993. (1)

4.8 Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased. (1)

4.9 Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased. (1)

4.10 Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased. (1)

4.12 Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995 (1), and list of other assignees of certain registration rights thereunder. (x)

4.13 Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant. (1)

4.14  Computerware Stockholders' Agreement, dated February 6, 1995, by and among
      the  Registrant,   Robert  J.  Crowell  and  the  former  shareholders  of
      Computerware. (1)

4.15 Amended and Restated Lantec Stockholders' Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec. (6)

4.16 Form of Lantec Warrant Agreement, dated June 22, 1995 (1), with attached First Amended List of Holders of Warrants to Purchase Common Shares of the Registrant. (10)

4.17 AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited. (9)

4.18 Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust. (13)

Exhibit No.                   Description

10.1 Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant (1), with attached list of Director and/or Executive Officer Indemnitees. (12) (*)

10.2 Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995. (1) (*)

10.3 1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995 (1), as amended by Amendment No. 1 dated August 19, 1996. (9) (*)

10.4 $120,000,000 Business Credit and Security Agreement Dated as of March 1, 1997 among Catalink Direct, Inc., Catalink Direct (Pennsylvania), Inc. and Deutsche Financial Services Corporation (9), and Amendment to Business Credit and Security Agreement. (12)

10.5 Lease Agreement for the Registrant's Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant (1), and Agreement of Amendment thereto, dated October 20, 1997. (x)

10.6 Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993. (1)

10.13 Lock Box Agreement, dated May 1, 1994, by and among Deutsche, Fleet Bank of Massachusetts and the Registrant; and Storage Agreement by and between Ingram Micro and Deutsche. (1)

10.15 Guaranty by the Registrant in favor of Deutsche Financial Services Corporation (UK) LTD., dated December 1, 1997, guarantying Elcom Group Limited's indebtedness to Deutsche. (x)

10.19 Amended Employment Agreement by and between the Registrant and Robert J. Crowell dated June 1, 1997 (11), and Form of Consulting Agreement appended thereto as Exhibit A. (12) (*)

10.20 Employee Benefits Agreement by and between Elcom Systems, Inc. and Peter F. McAree dated August 1, 1997. (x) (*)

10.22 Employment Agreement by and between the Registrant and James Rousou, dated April 1, 1996 (7), and First Amendment to Employment Agreement, dated November 5, 1997. (x) (*)

10.23 Employee Benefits Agreement by and between the Registrant and Andres Escallon dated August 1, 1997. (12) (*)

10.24 Standard Conditions for the Sale and Purchase of Debts, dated December 3, 1997, between Elcom Group Limited and Deutsche Financial Services (UK) LTD. (x)

10.25 Agreement for the Sale and Purchase of Debts dated December 3, 1997, between Elcom Group Limited and Deutsche Financial Services (UK) LTD. (x)

10.29 1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995 (1), and Amendment No. 1 thereto. (11) (*)

10.33 Guaranty by the Registrant in favor of Deutsche Financial Services Corporation, dated November 6, 1995, guarantying Catalink Direct, Inc.'s indebtedness to Deutsche (1), as ratified by a Reaffirmation of Guaranty dated September 2, 1997. (x)

Exhibit No.                   Description

10.36 The 1996 Stock Option Plan of Elcom International, Inc. (8) (*)

10.37 Amended Employment Agreement by and between the Registrant and Laurence F. Mulhern dated June 1, 1997 (11), and Form of Consulting Agreement appended thereto as Exhibit A. (12) (*)

10.38 The 1997 Stock Option Plan of Elcom International, Inc. (11), and Amendment One thereto. (x) (*)

10.39 Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997. (12) (*)

10.40 Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997. (12) (*)

10.41 Engagement letter between the Registrant and Smith Barney Inc. dated July 21, 1997. (12)

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

(7 Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference.

(8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(9) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

(13) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated March 26, 1997 and incorporated herein by reference.

(x)  Filed herewith.

(*)  Management contract or compensatory plan or arrangement.

                       CONSOLIDATED FINANCIAL STATEMENTS

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


      The following consolidated financial statements of Elcom International, Inc. are included in response to Item 8:

                                                                       Page

Report of Independent Public Accountants                            F-2
Reports of Other Auditors                                           F-3 to F-4
Consolidated  Balance  Sheets as of December 31, 1996 and 1997      F-5
Consolidated Statements of Operations  for the years ended
   December 31, 1995,  1996 and 1997                                F-6
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1995, 1996 and 1997                     F-7
Consolidated  Statements of Cash Flows for the years ended
   December 31, 1995,  1996 and 1997                                F-8
Notes to  Consolidated Financial Statements                         F-9 to F-22

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Elcom International, Inc.:

      We have audited the accompanying consolidated balance sheets of Elcom International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1996 financial statements of Elcom International Limited and AMA (UK) Limited, both of which are wholly-owned subsidiaries, which statements, in the aggregate, reflect total assets constituting $98,879,000 of the related 1996 consolidated financial statement totals, and which statements reflect net income of $1,224,000 and $4,301,000 of the 1995 and 1996 consolidated financial statement totals, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for Elcom International Limited and AMA (UK) Limited is based solely upon the reports of the other auditors.

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

      In our opinion, based on our audits, and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 1996 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 17, 1998

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

Opinion

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 December 1996 and 1995 and of its profit for the years then ended.



/s/  DELOITTE & TOUCHE

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

Opinion

In our opinion the financial statements give a true and fair view of the state of the company's affairs as at 31 December 1996 and 1995 and of its profit for each of the three years in the period ended 31 December 1996.



/s/  DELOITTE & TOUCHE

Chartered Accountants
London

21 March 1997

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                               December 31,
                                                           --------------------
                                                             1996        1997
                                                           --------    --------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents............................   $  23,259    $ 33,165
  Accounts receivable:
     Trade ............................................     134,617     154,223
     Other ............................................      21,039      32,200
                                                           --------    --------
                                                            155,656     186,423
     Less--Allowance for doubtful accounts ............       4,312       5,474
                                                           --------    --------
         Accounts receivable, net .....................     151,344     180,949
  Inventory ...........................................      34,718      60,437
  Prepaids and other current assets ...................         864       3,255
                                                            --------   --------
         Total current assets ..........................    210,185     277,806
                                                            --------   --------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software .......................     17,577      22,118
  Land, buildings and leasehold improvements ...........      3,415       3,402
  Furniture, fixtures and equipment ....................      6,202       8,579
                                                           --------    --------
                                                             27,194      34,099
  Less -- Accumulated depreciation and amortization ....     13,308      17,649
                                                           --------    --------
                                                             13,886      16,450
                                                           --------    --------

GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION   36,698      37,812
                                                          =========   =========
                                                          $ 260,769   $ 332,068
                                                          =========   =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit ......................................  $  89,469   $ 154,714
  Accounts payable .....................................     36,987      43,271
  Accrued expenses and other current liabilities .......     34,405      19,557
  Current portion of capital lease obligations .........        252         680
  Current portion of long-term debt ....................         45          78
                                                          ---------   ---------
         Total current liabilities .....................    161,158     218,300
                                                          ---------   ---------
OTHER DEFERRED LIABILITIES .............................         32       2,213
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ......        556         920
LONG-TERM DEBT, NET OF CURRENT PORTION .................        420         332
                                                          ---------   ---------
                                                              1,008       3,465
                                                          ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized--10,000,000
       shares--Issued and outstanding- none ............        --          --
  Common stock, $.01 par value; Authorized -- 50,000,000
       shares--Issued--26,663,512 and 27,218,239 shares..       267         272
  Additional paid-in capital ...........................     98,483     100,726
  Retained earnings (accumulated deficit) ..............       (919)      9,369
   Treasury stock, at cost -- 37,546 and 56,319 shares .       (366)       (549)
  Cumulative translation adjustment ....................      1,138         485
                                                          ---------   ---------
         Total stockholders' equity ....................     98,603     110,303
                                                          =========   =========
                                                          $ 260,769   $ 332,068
                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                 For the Year Ended December 31,
                                                   1995       1996       1997
                                                 ---------  ---------  ---------
Net sales ....................................  $ 311,423  $ 620,115  $ 760,136
Cost of sales ................................    272,041    550,076    669,742
                                                 ---------  ---------  ---------
Gross profit .................................     39,382     70,039     90,394
Expenses:
  Selling, general and administrative.........     36,016     57,551     70,200
  Research and development ...................      1,122      1,200      1,275
                                                 ---------  ---------  ---------
Total expenses ...............................     37,138     58,751     71,475
                                                 ---------  ---------  ---------
Operating profit .............................      2,244     11,288     18,919
Interest expense..............................     (2,164)    (3,837)    (5,203)
Interest income and other, net ...............        255      1,534      1,061
                                                 ---------  ---------  ---------
Net income before income taxes ...............        335      8,985     14,777
Provision for income taxes....................      1,239      3,410      4,489
                                                 ---------  ---------  ---------

Net income (loss).............................     $ (904)   $ 5,575    $10,288
                                                 =========  =========  =========

Basic net income (loss) per share.............     $(0.05)   $  0.21    $  0.38
                                                 =========  =========  =========
Basic weighted average shares outstanding.....     18,195     26,363     26,937
                                                 =========  =========  =========
Diluted net income (loss) per share...........    $ (0.05)    $ 0.19     $ 0.35
                                                 =========  =========  =========
Diluted weighted average shares outstanding...     18,195     29,739     29,461
                                                 =========  =========  =========

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                       ELCOM INTERNATIONAL, INC.
                                                                           AND SUBSIDIARIES

                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                (in thousands, except number of shares)
                                              Convertible
                                            Preferred Stock   Common Stock                 Retained                          Total
                                           ----------------  ---------------- Additional   Earnings   Treasury  Cumulative  Stock-
                                           Number   $.01 Par  Number   $.01 Par Paid-in (Accumulated   Stock,  Translation  holders'
                                          of Shares  Value   of Shares   Value  Capital    Deficit)   at cost   Adjustment   Equity
                                          --------- -------- --------- -------- -------- -----------  -------- -----------  -------

BALANCE, DECEMBER 31, 1994 .............. 3,452,175  $  34   9,116,716  $  91   $ 13,527  $ (5,590)   $   --     $   61      $8,123
  Sale of Series B convertible
    preferred stock, net of offering
    costs of approximately $159.......... 1,482,736     15        --       --      5,200       --         --        --        5,215
  Sale of Series C convertible
    preferred stock, net of offering
    costs of approximately $651.......... 3,052,385     31        --       --     13,817       --         --        --       13,848
  Purchase of Computerware ..............    --         --   1,326,417     13      4,795       --         --        --        4,808
  Purchase of Lantec ....................    --         --   2,899,820     29     13,745       --         --        --       13,774
  Exercise of common stock options ......    --         --       9,963     --         12       --         --        --           12
  Conversion of Series B convertible
    preferred  stock into common stock ..(4,934,911)   (49)  4,934,911     49         --       --         --        --           --
  Conversion of Series C convertible
    preferred  stock into common stock ..(3,052,385)   (31)  3,052,385     31         --       --         --        --           --
  Proceeds from sale of common stock,
    net of offering costs of
    approximately $4,558 ................    --         --   4,000,000     40     39,402       --         --        --       39,442
  Exercise of warrants ..................    --         --     170,085      2        615       --         --        --          617
  Net loss ..............................    --         --        --       --         --      (904)       --        --         (904)
  Cumulative translation adjustment .....    --         --        --       --         --       --         --       (85)         (85)
                                           ------    ------ ----------   ----     ------    -------     ------   ------      -------
BALANCE, DECEMBER 31, 1995 ..............    --         --  25,510,297    255     91,113    (6,494)       --       (24)      84,850
  Proceeds from sale of common stock,
    net of offering costs
    of  approximately $200 ..............    --         --     629,489      6      6,234       --         --        --        6,240
  Exercise of common stock options ......    --         --     523,726      6        920       --        (366)      --          560
  Tax effect of AMA (U.K.) Limited
    pooling .............................    --         --        --       --        216       --         --        --          216
  Net income ............................    --         --        --       --         --     5,575        --        --        5,575
  Cumulative translation adjustment .....    --         --        --       --         --       --         --      1,162       1,162
                                           ------    ------ ----------   ----     ------     ------     ------    -----      -------
BALANCE, DECEMBER 31, 1996 ..............    --         --  26,663,512    267     98,483      (919)      (366)    1,138      98,603
  Exercise of common stock options,
     including related tax benefit of
     approximately $450..................    --         --     505,447      5      1,954        --       (183)      --        1,776
  Purchase of procurement technology ....    --         --      49,280     --        289        --         --       --          289
  Net income ............................    --         --        --       --         --    10,288         --       --       10,288
  Cumulative translation adjustment .....    --         --        --       --         --        --         --      (653)       (653)
                                           ------    ------ ----------  ------  --------    ------      ------   ------    ---------
BALANCE, DECEMBER 31, 1997 ..............    --      $  --  27,218,239  $ 272   $100,726    $9,369      $(549)    $ 485    $110,303
                                           ======    ====== ==========  ======  ========    ======      ======   ======    =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                For the Years Ended December 31,
                                                    ---------------------------
                                                      1995      1996      1997
CASH FLOWS FROM OPERATING ACTIVITIES:               -------   -------   -------
  Net income (loss)................................ $ (904)  $ 5,575   $ 10,288
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities -
       Depreciation and amortization...............  3,101     6,704      8,795
       Provision for doubtful accounts.............    472     2,586      3,058
    Changes in current assets and liabilities, net
      of purchase acquisitions --
         Accounts receivable.......................(34,596)  (71,095)   (30,168)
         Inventory.................................  4,357   (13,955)   (26,088)
         Prepaids and other current assets......... (1,011)    1,064     (1,995)
         Accounts payable.......................... (1,181)   (6,858)     5,088
         Accrued expenses and other
           current liabilities..................... (9,675)   19,695    (15,356)
    Increase (decrease) in other deferred
      liabilities..................................    --        (11)     2,183
                                                    -------   -------   -------
            Net cash used in operating activities..(39,437)  (56,295)   (44,195)
                                                    -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and software ...... (5,880)   (6,506)    (7,723)
Increase in other assets and deferred costs .......   (105)     (795)      (321)
Purchase of Computerware, net of cash acquired.....    153       --         --
Purchase of Lantec ................................ (6,452)      --         --
Tax effect of AMA (U.K.) Limited pooling ..........    --        216        --
Purchase of Prophet Group, net of cash acquired....    --     (8,331)      (625)
Purchase of Data Supplies, net of cash acquired....    --       --       (2,660)
                                                    -------   -------   -------
      Net cash used in investing activities........(12,284)  (15,416)   (11,329)
                                                    -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit ............ 37,457    43,009     64,570
  Sale of common stock, net of offering costs...... 39,442     6,240        --
  Sale of preferred stock.......................... 19,063       --         --
  Repayment of capital lease obligations
    and long-term debt.............................   (153)     (215)      (731)
  Exercise of common stock options including
    related tax benefit ...........................     12       560      1,776
  Exercise of common stock warrants ...............    617        --         --
  Repayment of Computerware stockholders' loans.... (5,000)       --         --
                                                    -------   -------   -------
      Net cash provided by financing activities.... 91,438    49,594     65,615
                                                    -------   -------   -------
FOREIGN EXCHANGE EFFECT ON CASH ...................    (60)      399       (185)
                                                    -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..................................... 39,657   (21,718)     9,906
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .............................  5,320    44,977     23,259
                                                   --------  -------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......... $44,977   $23,259    $33,165
                                                   =======   =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .................................. $ 1,964   $ 3,711     $5,141
                                                   =======   =======    =======
  Income taxes paid .............................. $   526   $   523     $1,620
                                                   =======   =======    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations........... $  --     $   787    $ 1,488
                                                   =======   =======    =======
  Purchase of procurement technology ............. $  --     $  --      $   289
                                                   =======   =======    =======
 Acquisition of businesses (Note 2):
     Fair value of assets acquired ............... $59,611   $16,931    $ 6,332
     Less cash paid ..............................   6,400     8,600      1,600
                                                   -------   -------    -------
        Liabilities assumed ...................... $53,211    $8,331    $ 4,732
                                                   =======   =======    =======
                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       Elcom International, Inc. (the "Company") develops and licenses automated procurement software applications which enable the conduct of interactive electronic commerce and, through its PC remarketing subsidiary, uses a version of the technology (primarily the Personal Electronic Catalog and Ordering System, hereinafter referred to as "PECOS") to support the sale and marketing of PC products, the source of substantially all the Company's net sales since inception. The Company commenced development operations in September 1992, and began commercial operations in December 1993, as a remarketer of personal computer products.

(a) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The accounting and reporting policies of the Company conform with generally accepted accounting principles. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from such estimates.

(c) Cash and Cash Equivalents

      Cash equivalents at December 31, 1996 and 1997 generally consisted of U.S. Government obligations with maturities of three months or less. These securities, classified as held-to-maturity, are carried at cost plus accrued interest, which approximates fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Since held-to-maturity securities are short-term in nature, changes in market interest rates would not have a significant impact on the fair value of these securities. Interest earned on all cash equivalents is included in interest income and other, net in the Consolidated Statements of Operations.

(d) Inventory

      Inventory consists of purchased personal computer products, peripherals and accessories available for resale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory for potential excess, slow-moving, nonsalable or obsolete inventory. To date, the Company has not provided any material inventory reserves.

(e) Prepaids and Other Current Assets

      Consistent with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-7, Reporting on Advertising Costs, the costs of maintaining, reproducing and mailing the Company's PECOS front-end software, which constitute direct-response advertising costs, are deferred and charged to operations over the estimated periods during which related sales are expected to be realized, which is estimated to be five months. Such net capitalized costs totaled $521,000 and $114,000 at December 31, 1996 and 1997, respectively. For each year in the three-year period ended December 31, 1997, the Company charged approximately $767,000, $839,000 and $590,000, respectively, of these costs to operations, none of which represented write-downs to net realizable value of the capitalized costs.

(f) Depreciation and Amortization

      The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of property, equipment and software over their estimated useful lives of three to five years. Buildings are depreciated over a useful life of fifty years. The capitalized cost of leased equipment and leasehold improvements are amortized over the shorter of the estimated life of the related assets or related lease instrument.

(g) Goodwill and Other Assets

      The excess of the purchase price over the fair value of net assets acquired in each acquisition accounted for as a purchase is classified as goodwill and included in the accompanying consolidated balance sheets. Goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. Goodwill (net of accumulated amortization of $3,021,000 and $5,715,000) was $34,649,000 and $35,526,000 at December 31, 1996 and 1997, respectively. Other intangible assets (net of accumulated amortization of $724,000 and $1,231,000) associated with acquisitions amounted to $ 1,517,000 and $1,321,000 at December 31, 1996 and 1997, respectively, and have been assigned a five year life. Amortization of goodwill and such other intangibles amounted to $1,461,000, $2,210,000 and $3,252,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the realizability of goodwill based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material goodwill balance. Based on its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1997.

       The Company generally expenses research and development costs as incurred. However, in accordance with SFAS No. 86, Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company capitalizes certain software development costs, consisting primarily of personnel costs, subsequent to the establishment of technological feasibility until the product is available for general product release. Costs incurred prior to the establishment of technological feasibility are charged to operations. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized, as incurred, after technological feasibility has been achieved as is the cost to acquire complementary technology. Capitalized software development costs are amortized over an estimated useful life of 24 to 30 months. Net capitalized costs amounted to $461,000 and $1,853,000 (including approximately $1.2 million related to the purchase of a procurement technology) as of December 31, 1996 and 1997, respectively. Amortization expense amounted to $62,000, $195,000 and $325,000 for each of the three years in the period ended December 31, 1997, respectively.

      The Company has capitalized certain costs that are associated with the organization of the corporation totaling $152,000. Such costs have been amortized over an estimated useful life of five years and are fully amortized as of December 31, 1997. Amortization expense for each of the three years in the period ended December 31, 1997 amounted to approximately $29,000, $35,000 and $29,000, respectively.

(h) Revenue Recognition

      The Company derives substantially all of its revenue from sales of personal computer products, peripherals and accessories. The Company provides for estimated returns at the time of sale. Revenue from product sales is recognized upon shipment.

      The Company recognizes software license revenue in accordance with the provisions of SOP No. 91-1, Software Revenue Recognition. Revenue from the licensing of software is recognized upon shipment of the software if there are no significant post-delivery obligations and collectibility of the revenue is assured. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period, unless an additional performance target is mandated, in which case revenue is recognized upon satisfaction of that target, in each case, as defined in the applicable software license agreement. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. The Company intends to adopt this pronouncement in fiscal 1998, as required by the SOP. The Company believes that its revenue recognition practices are consistent with those required by SOP 97-2.

      The Company also offers maintenance contracts and training. Maintenance and training revenues are recognized ratably over the terms of the related contracts. Amounts received in advance for maintenance agreements are deferred and included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

(i) Postretirement Benefits

      The Company has no material obligations for postretirement benefits. The Company and an indirect UK subsidiary each maintain separate defined contribution benefit plans covering all eligible employees, as defined. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the UK defined contribution plan for the years ended December 31, 1995, 1996 and 1997 were $306,000, $266,000 and
$263,000 respectively.

(j) Foreign Currency Translation

      The accounts of the Company's indirect UK subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's indirect foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

(k) Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates in effect when these differences are expected to reverse. (See Note 8.)

(l)  Stock Options

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is currently effective. SFAS No. 123 establishes a fair value based methodology for accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. (See Note 5.)

(m) Net Income (Loss) Per Share

      Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. This statement establishes revised standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of diluted EPS on the face of the statement of operations. Diluted EPS gives effect to all potential common shares outstanding during the period. As a result, all previously reported earnings per share have been restated. (See Note 10.)

(n)    Fair Value of Financial Instruments

      The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, lines of credit, accounts payable and long-term debt. The carrying amounts of the Company's cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Lines of credit and long-term debt bear interest at variable market rates therefore, the carrying amounts approximate fair value.

(o)    Other Accounting Pronouncements

   The Financial Accounting Standards Board issued two new statements in June 1997. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying of comprehensive income and its components. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports. Both statements are effective for fiscal years beginning after December 15, 1997. The required disclosures for SFAS No. 130 will be included in the Company's quarterly report on Form 10-Q for the first quarter of 1998. The required disclosures for SFAS No. 131 will be included in the Company's 1998 annual report on Form 10-K.

(2) ACQUISITIONS

      The Company has consummated the following acquisitions:
                                                                       Method
                                                                         of
          Entity            Date          Consideration              Accounting
       -----------------  ---------   ---------------------          ----------
         Computer          October        510,345 shares of            Pooling
       Specialties, Inc.    1994            common stock                 of
                                                                      Interests

       Computerware,      February      1,326,417 shares of            Purchase
       Inc.                 1995            common stock

       Lantec             June 1995     2,899,820 shares of            Purchase
                                         common stock and
                                       $6.4 million of cash

       AMA (UK) Limited   February      3,247,371 shares of            Pooling
                            1996            common stock                 of
                                                                      Interests

       Prophet Group      December     $8.9 million of cash           Purchase
       Limited              1996

       Data Supplies      February     $1.6  million of cash          Purchase
       Limited              1997      and an interest bearing
                                         note of $752,000

      For the acquisitions accounted for as poolings of interests, previously issued financial information, including the financial position and results of the operations of the Company, have been retroactively restated for all prior periods presented to give effect to those acquisitions. For acquisitions accounted for as purchases, the purchase prices were allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed. (See Note 1(g)). Results of operations of those companies are included from their respective dates of acquisition. Unaudited proforma financial information for Data Supplies Limited is not presented as the amounts involved are not material to the financial statements.

(3) LINES OF CREDIT

      At December 31, 1997, the Company had a $120 million U.S. floor plan and accounts receivable line of credit available from Deutsche Financial Services Corporation ("DFSC"). The U.S. DFSC line of credit expires in March, 1999 and provides for direct payment by the lender to certain Company vendors. In the case of certain U.S. product purchases, the borrowings bear interest immediately, and the borrowings related to the remaining purchases bear interest after the lapse of the applicable interest-free periods, which vary generally from 30 to 90 days. The U.S. DFSC line of credit limits the borrowings to defined percentages of eligible inventories and accounts receivable. The U.S. DFSC line of credit agreement also contains certain covenants relating to net income and debt-to-equity ratios. The U.S. DFSC line of credit is secured primarily by the Company's U.S. inventory and accounts receivable, although substantially all of the Company's other U.S. assets also are pledged as collateral on the facility. As of December 31, 1997, the Company was in compliance with all such covenants. Interest is payable monthly at the prime rate (8.5% at December 31, 1997) less 1%. As of December 31, 1997, the Company had $110.0 million outstanding under this line of credit, which approximated the Company's availability as of that date. As of December 31, 1997, the Company also had a $3,000,000 unsecured demand note outstanding under its facility with DFSC on which interest is payable monthly, at a rate of prime plus 1%. In January 1998, the unsecured demand note was paid off.

      The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation to support purchases of IBM products. The Company's purchases under this arrangement bear interest at the prime rate (8.5% at December 31, 1997) plus 6.25% after the lapse of interest-free periods, which vary generally from 30 to 90 days. The Company typically repays this facility upon the lapse of the interest-free periods. As of December 31, 1997, there was approximately $1.2 million outstanding under this line of credit.

      At December 31, 1997, Elcom Group Ltd. had a financing arrangement with Deutsche Financial Services (UK) Ltd. which provides for borrowings of up to (pound)30 million (approximately $49.5 million based on December 31, 1997 exchange rates) based upon DFSC U.K.'s determination of eligible accounts receivable. The financing arrangement expires in December, 1998. Borrowings bear interest at a rate of 1.25% above the National Westminster Bank base rate (7.25% at December 31, 1997), and are limited to defined percentages of and are secured primarily by U.K. accounts receivable. The DFSC U.K. facility incorporates the reporting and compliance covenants of the U.S. DFSC facility. As of December 31, 1997, there was approximately $39.7 million ((pound)24 million) outstanding under this financing arrangement, which approximated the Company's availability as of that date.

(4)    LONG-TERM DEBT

Long-term debt consists of the following:
                                                               December 31,
                                                             1996       1997
                                                           -------     -------
Mortgage  payable to a bank,  interest  at the
greater of the bank's  base rate (7.25% at
December 31, 1997) plus 3% or 10.25%,  due in
monthly  installments of principal plus interest
through June 2005, secured by certain land and buildings   $465,000    $410,000

Less current portion                                         45,000      78,000
                                                           ========    ========
                                                           $420,000    $332,000
                                                           ========    ========

(5) STOCKHOLDERS' EQUITY

(a) Common Stock

      The Company has authorized 50,000,000 shares of $.01 par value common stock.

(b) Preferred Stock

      The Company has authorized 10,000,000 shares of $.01 par value preferred stock. The Company had designated 5,000,000 of such shares as Series B convertible preferred stock (Series B preferred stock) and in June 1995, the Company designated 3,150,000 shares as Series C convertible preferred stock (Series C preferred stock). All Series B and Series C preferred stock was converted into common stock prior to or upon completion of the Company's initial public offering in December, 1995. The Company has amended its Certificate of Incorporation to restore all previously issued preferred stock to authorized and unissued status, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

      All holders of preferred stock prior to conversion to common stock entered into stock purchase agreements with the Company. Pursuant to the terms of such preferred stock purchase agreements, holders of common stock resulting from conversion of preferred stock maintain limited registration rights.

(c) Stock Options

      The Company's Board of Directors has adopted five stock option plans and stockholders have approved the adoption of four of such stock option plans, as amended, with the fifth to be voted upon at the Company's 1998 Annual Meeting (the "Option Plans"). The Option Plans provide that up to an aggregate of 10,650,000 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company's common stock on the date of grant. The Option Plans also provide that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed 10 years.

      One of the Option Plans, the 1995 Nonemployee Director Stock Option Plan (the "1995 Nonemployee Director Plan") provides that an aggregate of up to 250,000 nonqualified stock options to acquire the Company's common stock are reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new nonemployee director is automatically granted 5,000 nonqualified stock options. All nonemployee directors are granted an additional 5,000 nonqualified stock options annually on each June 1 thereafter, while remaining on the Board of Directors. The 1995 Nonemployee Director Plan provides that options are granted at fair market value on date of grant, vest over three years and have terms not to exceed 10 years.

      On April 29, 1997, the Board of Directors adopted and on February 17, 1998 it amended, The 1997 Stock Option Plan of Elcom International, Inc. (the "1997 Plan"). The 1997 Plan provides that an aggregate of up to 2,000,000 ISO's and nonqualified options to acquire the Company's common stock may be granted to key personnel, directors and consultants of the Company as determined by the Compensation Committee. Under the terms of the 1997 Plan, ISO's are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1997 Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed ten years. To the extent the 1997 Plan is not ratified by the Company's stockholders at its 1998 Annual Meeting, all ISO's granted theretofore will be deemed to be non-qualified options, and only nonqualified options may be granted under the 1997 Plan thereafter.

      On April 3, 1997, the Board of Directors voted to reprice all outstanding options (excluding those issued to Executive Officers of the Company) with an exercise price in excess of $6.57 per share to an exercise price of $6.57 per share. The repricing covered a total of 1,292,000 shares with a weighted average exercise price of $7.95 per share. Such repricing is reflected in the December 31, 1997 options outstanding in the table below.

      Information relating to the Company's stock option plans during each of the three years in the period ended December 31, 1997 is as follows:


                                                     Option        Weighted
                                       Number         Price         Average
                                      of Shares     per Share    Exercise Price
                                     ----------   -------------  --------------
Outanding, December 31, 1994.......   2,084,487   $ .11 -  3.63       $0.99
  Granted..........................   2,170,485    3.63 - 10.28        4.70
  Terminated.......................     (70,683)    .11 -  5.99        4.12
  Exercised........................      (9,963)    .39 -  3.63        1.22
                                     -----------   -------------   ----------
Outstanding, December 31, 1995.....   4,174,326    $.11 - 10.28       $3.17
  Granted..........................   3,101,975    5.31 - 14.25        6.63
  Terminated.......................    (323,461)    .11 - 10.28        5.90
  Exercised........................    (523,726)    .11 -  5.99        1.77
                                     -----------   -------------   ----------
Outstanding, December 31, 1996.....   6,429,114    $.11 - 14.25       $4.64
  Granted..........................   2,073,275    5.03 -  8.80        5.84
  Terminated.......................    (266,517)   4.00 - 14.25        7.19
  Exercised........................    (505,447)    .11 -  6.57        2.98
                                     -----------   -------------   ----------
Outstanding, December 31, 1997....    7,730,425    $.11 -  8.80       $4.73
                                     ===========   =============   ==========

Exercisable, December 31, 1995.....   1,321,739    $.11 -  3.63       $0.92
                                     ============  =============   ==========
Exercisable, December 31, 1996.....   2,032,325    $.11 - 10.28       $2.72
                                     ============  =============   ==========
Exercisable, December 31, 1997.....   3,665,547    $.11 -  8.80       $3.86
                                     ============  =============   ==========

      The following table summarizes information about stock options outstanding as of December 31, 1997:

                                                              Options
                        Options Outstanding                  Exercisable
                -----------------------------------    -----------------------

                              Weighted
                               Average     Weighted                   Weighted
 Range of                     Remaining     Average                    Average
 Exercise          Number    Contractual   Exercise      Number       Exercise
  Prices        Outstanding     Life         Price     Exercisable      Price
------------    -----------  -----------    -------    -----------    --------
$0.11 - 0.39      926,335     5.15 years    $ 0.13       926,335        $0.13
 1.22 - 3.63      423,108     5.33 years      2.64       421,158         2.63
        4.00    1,099,389     7.13 years      4.00       897,362         4.00
        4.75      203,800     7.47 years      4.75       106,275         4.75
        5.03    1,547,300     9.33 years      5.03            -            -
 5.06 - 5.75      666,000     8.56 years      5.37       363,011         5.25
        5.81    1,099,130     8.67 years      5.81       306,171         5.81
 5.88 - 6.53      164,538     8.91 years      6.14        17,987         5.99
        6.57    1,064,575     8.29 years      6.57       411,748         6.57
 6.75 - 8.80      536,250     8.58 years      7.75       215,500         7.60
               ==========                              ==========       ======
                7,730,425                              3,665,547        $3.86
               ==========                              ==========       ======

      As of December 31, 1997, 8,610,864 shares of common stock have been reserved for issuance under the Company's stock option plans and 750,000 shares have been reserved for issuance pursuant to warrants issued in connection with the Lantec purchase as described below.

      As described in Note 1, the Company adopted the disclosure only alternative under SFAS No. 123. Had compensation costs for awards in 1995, 1996 and 1997 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                     1995       1996      1997
                                    ------    -------    -------
                             (in thousands, except per share data)
 Net income (loss):
            As reported            $  (904)    $5,575    $10,288
            Pro forma              $(1,581)    $3,330    $ 5,981

 Net income (loss) per share:
            As  reported - basic   $ (0.05)    $ 0.21    $  0.38
            Pro  forma - basic     $ (0.08)    $ 0.13    $  0.22
            As  reported - diluted $ (0.05)    $ 0.19    $  0.35
            Pro  forma - diluted   $ (0.08)    $ 0.11    $  0.20


      Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may be greater as additional options are granted.

      The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                1995     1996     1997
                               -------  ------   -------
Volatility                      53.52%   53.52%   60.25%
Risk-free interest rate          6.25%    6.2%     5.94%
Expected life of options       5 years  5 years  5 years
Expected  dividend yield         0%       0%       0%


      The weighted average fair value per share of options granted during 1995, 1996 and 1997 were $2.57, $3.48 and $3.28 respectively.

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

      The Company's wholly owned technology subsidiary, Elcom Systems, Inc., also maintained a stock option plan pursuant to which 187,500 shares of its common stock were reserved for issuance. On April 30, 1997, the Company canceled the Elcom Systems, Inc. Stock Option Plan under which no stock options were then issued or outstanding.

(d) Warrants

      In conjunction with the conversion of Series A preferred stock and the sale of Series B preferred stock in 1994, the Company issued warrants to purchase 170,085 shares of the Company's common stock at $3.63 per share. In conjunction with the Company's initial public offering of common stock in December, 1995, all such warrants were exercised.

      In June 1995, the Company issued warrants to purchase 750,000 shares of the Company's common stock at $4.75 per share in connection with the purchase of Lantec (see Note 2). As of December 31, 1997, all of these warrants are outstanding and exercisable.

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

(f) Open Market Stock Purchase Plan

      On February 23, 1996, the Board of Directors of the Company authorized the purchase of up to an aggregate of 600,000 shares of common stock to be held as treasury stock specifically for reissuance in connection with acquisitions. Subject to legal requirements, the purchases may be made from time to time in the open market based on then-existing market conditions. As of December 31, 1997, the Company has not acquired any treasury stock pursuant to this authorization.

(6) LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

(a)  Leases

      The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from three to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets under capital leases of $1,369,000 and $2,200,000 and related accumulated amortization of $617,300 and $881,885 as of December 31, 1996 and 1997, respectively. Amortization of leased assets is included in depreciation expense.

      The Company has entered into operating leases for office and warehouse space, software, computers, autos and other equipment. The period covered by the leases ranges from one to twenty-five years. Certain leases for office and warehouse space require payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

      Future minimum rental payments as of December 31, 1997, are as follows:

                                                  Capital     Operating
                                                  Leases        Leases
       Year Ending December 31,                  --------     ----------
       1998..................................    $774,000     $3,954,000
       1999..................................     776,000      3,537,000
       2000..................................     198,000      3,237,000
       2001..................................       --         1,920,000
       2002..................................       --           861,000
       Thereafter............................       --         7,532,000
                                               ----------    -----------
       Total minimum lease payments            $1,748,000    $21,041,000
                                                             ===========
         Less - Amounts representing interest     148,000
                                               ----------
         Present value of net minimum lease
           payments                            $1,600,000
         Current portion                          680,000
                                               ===========
        Long term portion                      $  920,000
                                               ===========

      Rent  expense  for  operating  leases  for each of the three  years  ended
December  31,  1995,  1996  and  1997  amounted  to  approximately   $1,654,000,
$2,808,000 and $4,042,000, respectively.

(b) Employment Contracts

      The Company has employment  contracts  with certain key  executives  which
provide  for  annual  salary  and  incentive   payments  as  well  as  severance
arrangements.

(c) Contingencies

      On May 30, 1996, the Company filed a complaint in the Civil Division of the Court of Common Pleas of Bucks County Pennsylvania (Civil Action No. 96004108-22-05) against John R. Kovalcik, Sr., John R. Kovalcik, Jr., James R. Kovalcik, Thomas M. Kovalcik and David E. Kovalcik (collectively the "Kovalciks" or the "Defendants"), the principal former owners of Computerware Business Trust ("Computerware"), which the Company acquired by a merger in February 1995. As of May 29, 1996, none of the Kovalciks, certain of whom had been terminated by the Company, were employed by the Company, including John R. Kovalcik, Jr., a former Corporate Executive Vice President and President of Catalink Direct, Inc., who resigned from the Company's Board of Directors effective April 24, 1996. The Company's complaint, which was subsequently amended, sought to: (1) enforce confidentiality agreements/obligations and prevent the misappropriation of proprietary Company information and Company property, (2) obtain a declaration from the Court that certain of the Kovalciks' rights under stock option agreements were limited; (3) enforce the covenants of the merger agreement to determine the final amount of the purchase price of Computerware, and (4) recover damages arising from various causes, including the Defendant's fraudulent misrepresentations, and certain breaches of the merger agreement.

      The Defendants counterclaimed against the Company seeking to: (1) rescind the merger agreement on the purported grounds that it was not legal, or in the alternative to receive unspecified additional purchase price consideration; (2) receive unspecified damages for: fraud, breaches of the merger agreement and of employment and stock option agreements, wrongful termination, conversion, misappropriation of trade secrets, unfair competition and defamation; and (3) have the Court declare the status of the rights of certain Kovalciks under their stock option agreements as being more favorable than the Company contended.

      On March 26, 1997, the Company and certain of its subsidiaries entered into a Final Agreement of Settlement and Mutual Release of All Claims and Demands with the former owners of Computerware, including the dismissal of all litigation pending against the Defendants and of their related counterclaims against the Company. The essence of the settlement includes, a confirmation of the merger transaction and confirms that the 1,326,417 shares of the Company's common stock issued in 1995 is the appropriate and final amount of the stock due and payable in connection with the transaction. In addition, the Kovalciks have agreed to certain volume and manner of sale limitations on their ability to sell their shares of the Company's common stock. The settlement of these disputes and related litigation did not have a significant impact on the Company's results of operations.

(7) FINANCIAL INFORMATION BY GEOGRAPHIC AREA

      Prior to the Company's acquisition of Lantec in June 1995 and AMA (UK) Limited in February 1996, substantially all of the net sales, net income (loss) and identifiable assets of the Company related to operations in the U.S. Net sales, net income (loss) and identifiable assets (adjusted for allocation of goodwill and related amortization for the Lantec acquisition) for the Company's U.S. and U.K. operations for the years ended December 31, 1995, 1996 and 1997, are as follows (in thousands):



      Year Ended
     December 31,      United      United
         1995          States      Kingdom   Eliminations   Consolidated
    ---------------   ---------   ---------   ----------     ----------
    Net sales         $ 219,396   $  92,027   $     --       $ 311,423
                      =========   =========   ==========     ==========

    Net income(loss)  $  (2,128)  $   1,224   $     --       $    (904)
                      =========   =========   ==========     ==========
    Identifiable
      assets          $ 119,675   $  56,625   $  (2,069)     $  174,231
                      =========   =========   ==========     ==========
      Year Ended
     December 31,
         1996
    ---------------
    Net sales         $ 435,133   $ 184,982    $    --       $  620,115
                      =========   =========    =========     ==========

    Net income        $   1,274   $   4,301    $    --       $    5,575
                      =========   =========    =========     ==========
    Identifiable
      assets          $ 161,890   $  98,879    $    --       $  260,769
                      =========   =========    =========     ==========
     Year Ended
     December 31,
         1997
    ---------------
    Net sales         $ 473,806   $ 286,330    $    --       $ 760,136
                      =========   =========    =========     =========

    Net income        $   5,627   $   4,661    $    --       $  10,288
                      =========   =========    =========     =========

    Identifiable
      assets          $ 224,718   $ 107,350    $    --       $ 332,068
                      =========   =========    =========     =========

    Substantially all revenues, net income and identifiable assets relate to the remarketing of personal computer products and related services.

(8)  INCOME TAXES

Income (loss) before provision for income taxes consisted of (in thousands):

                 1995      1996      1997
                -------   ------    ------

       U.S.     $(1,978)  $1,992    $6,977
       Foreign    2,313    6,993     7,800
                =======   ======   =======
                $   335   $8,985   $14,777
                =======   ======   =======

The provision (benefit) for income taxes consisted of (in thousands):

                          1995     1996     1997
                         ------   ------   ------
Current tax provision
   U.S. Federal          $  --    $  --      $250

   State                    150      718      375
   Foreign                1,089    2,692    2,400
                         ------   ------   ------
     Total current tax   $1,239   $3,410   $3,025
      provision          ------   ------   ------

Deferred tax provision (benefit)
   U.S. Federal             --       --      468
   State                    --       --      257
   Foreign                  --       --      739
                         ------   ------   ------
     Total deferred         --       --    $1,464
       tax provision     ------   ------   ------
Provision for income     $1,239   $3,410   $4,489
 taxes                   ======   ======   ======


The following table summarizes the significant differences between the US Federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                    1995    1996   1997
                                                   ------  ------ ------
Statutory tax rate                                  34.0%   34.0%  34.0%
State taxes, net of U.S. federal tax benefit        29.6     5.3    2.8
Foreign taxes                                       (6.9)   (0.8)  (1.6)
Utilization of net operating
  loss carryforwards                                  --   (29.5) (21.0)
Non deductible goodwill and other                  313.2    29.0   16.2
                                                   ------  ------ ------
                                                   369.9%   38.0%  30.4%
                                                   ------  ------ ------

Deferred tax assets (liabilities)consisted of the
following as of December 31,(in thousands):
                                               1995        1996       1997
                                              ------      ------     ------
Deferred tax assets
   Depreciation                              $   -       $  228     $    -
   Nondeductible reserves                       724         358          -
   Capitalized inventory costs                   -           -          497
   State income taxes                            -           -          101
   Accrued expenses                              -           -          632
   Other temporary differences                  400       1,121         522
   Foreign net operating loss carryforwards     659          -           -
   Net federal and state operating
     loss carryforwards                       2,746       1,619          -
                                             ======      ======    ========
                                              4,529       3,326       1,752
                                             ======      ======    ========
Deferred tax liabilities
   Depreciation                                 170          -          374
   Other intangible assets                       -           -          620
   Catalog costs                                 -           -        1,067
   Other temporary differences                   -          671         834
                                             ------      ------    --------
                                                170         671       2,895
                                             ------      ------    --------
Valuation allowance                           4,359       2,655        -
                                             ------      ------    --------
Net deferred tax liabilities                 $    -      $   -     $(1,143)
                                             ======      ======    ========

      Prior to 1997, due to the uncertainty surrounding the realization of the benefit of its favorable tax attributes in future tax returns, the Company placed a full valuation allowance against its net deferred tax asset. Prior to its February 1995 acquisition, Computerware (See Note 2) had elected to be taxed as an S corporation under Section 1362 of the Internal Revenue Code. Therefore, prior to its acquisition, Computerware's taxable income was reported on its stockholders' tax returns.

      The Federal and State net operating loss carryforwards relative to the Company's operations as a C corporation cumulatively amount to approximately $3,300,000 at December 31, 1997. Such net operating loss carryforwards are attributable to deductions for nonqualifying stock option exercises and disqualifying dispositions of common stock acquired upon the exercise of incentive stock options. The Federal and State net operating loss carryforwards will begin to expire in 2008.

      U.S. income taxes have not been provided on the undistributed net earnings of the foreign subsidiaries. The Company plans to reinvest substantially all such earnings outside of the U.S., thus indefinitely postponing the remittance of taxes, which would be reduced by available foreign tax credits, on such earnings.

(9)RELATED PARTY TRANSACTIONS

(a)     Transactions with Affiliated Company

      As of December 31, 1997, the Company owns approximately 22% of ShopLink Incorporated ("ShopLink"), a development stage company that licensed the PECOS electronic commerce system to service the home grocery and consumables market. The Company accounts for this investment under the equity method, with its losses limited to its $4,000 initial investment. Accounts receivable from ShopLink at December 31, 1996 and 1997 were $326,135, and $185,250 respectively.

      As of September 30, 1997, the Company sold options to acquire its entire equity ownership interest in ShopLink. The Company received $418,000 in payment for the options, which may be exercised through March 31, 1999. If exercised, the Company could receive payments of up to an additional $4.2 million. The Company has included the $418,000 received in payment for the options in other deferred liabilities, in the accompanying consolidated balance sheets.

(b)  Employee Loans

      In certain instances, the Company periodically makes loans to certain of its officers and employees. These loans are included in accounts receivable in the accompanying consolidated balance sheets and amounted to $1,625,000 and $1,082,000 at December 31, 1996 and 1997, respectively. Generally, these loans are collateralized by the employees' shares of common stock or options to acquire common stock, and accrue interest either at a fixed rate of 8% or at rates of prime or prime plus 1%.

(10) EARNINGS PER SHARE (in thousands, except per share data)

Basic and diluted earnings per share were calculated as follows:

Basic                                       1995     1996     1997
-------------------------                 -------  -------  -------

Net income (loss)                          $(904)  $5,575   $10,288
                                          =======  ======   =======

Weighted  average shares outstanding      18,195   26,363    26,937
                                          =======  ======   =======

Basic net income  (loss) per share        $(0.05)   $0.21     $0.38
                                          =======  ======   =======

Diluted
-------------------------
Net income (loss)                          $(904)  $5,575   $10,288
                                          =======  ======   =======

Weighted  average shares outstanding      18,195   26,363    26,937


Dilutive effect of stock options             --     3,376     2,524
                                          -------  ------    ------

Weighted  average shares as adjusted      18,195   29,739    29,461
                                          =======  ======    ======

Diluted net income (loss) per share       $(0.05)   $0.19     $0.35
                                          =======  ======    ======

      Options to purchase 536,000 shares of common stock at prices ranging from $6.75 to $8.80 were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares in 1997.

(11) QUARTERLY INFORMATION FINANCIAL DATA (UNAUDITED)

(in thousands, except per
share data)
                                 First   Second    Third     Fourth
                                Quarter  Quarter   Quarter   Quarter    Year
Year Ended December 31, 1996   -------- --------  --------  --------  --------
Net sales....................  $141,416 $146,305  $156,851  $175,543  $620,115
Gross profit.................    16,345   17,040    17,332    19,322    70,039
Operating profit.............     2,240    2,514     2,736     3,798    11,288
Net income ..................     1,124    1,152     1,310     1,989     5,575
Basic net income per share...      $.04     $.04      $.05      $.08      $.21
Basic weighted average
  shares outstanding.........    26,022   26,363    26,495    26,568    26,363
Diluted net income per share.      $.04     $.04      $.04      $.07      $.19
Diluted weighted average
  shares outstanding.........    29,142   30,079    29,435    29,950    29,739

Year Ended December 31, 1997
Net sales....................  $176,279 $198,157  $198,373  $187,327  $760,136
Gross profit.................    20,202   22,692    24,036    23,464    90,394
Operating profit.............     3,559    4,095     5,764     5,501    18,919
Net income ..................     1,962    2,061     3,412     2,853    10,288
Basic net income per share...      $.07     $.08      $.13      $.11      $.38
Basic weighted average
  shares outstanding.........    26,739   26,869    27,017    27,117    26,937
Diluted net income per share.      $.07     $.07      $.11      $.10      $.35
Diluted weighted average
  shares outstanding.........    29,519   28,847    29,481    29,907    29,461

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K
                                INDEX TO SCHEDULE

                                                                         Page
                                                                      Reference

Report of Independent Public Accounts on Schedule                         S-2

Schedule II - Valuation and Qualifying Accounts for the Years Ended
         December 31, 1995, 1996 and 1997                                 S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Elcom International, Inc.

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997, included in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to schedule is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 17, 1998

                                                                    SCHEDULE II


                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1995, 1996 and 1997
                                 (in thousands)



                                 Balance                               Balance
Allowance for                   Beginning              Utilization/     End
Doubtful Accounts               of Period   Additions    Other (1)    of Period
----------------------------    ---------   ---------   ---------     ---------

Year ended December 31, 1995    $  360       $  472      $  877         $1,709
                                =======      =======     =======        ======


Year ended December 31, 1996    $1,709       $2,586      $   17         $4,312
                                =======      =======     =======        ======


Year ended December 31, 1997    $4,312       $3,058     $(1,896)        $5,474
                                =======      =======    ========        ======

(1) Includes allowances for doubtful accounts acquired through acquisition, net of write-offs.


                                 Balance                               Balance
Deferred Tax                    Beginning                                End
Valuation Accounts              of Period   Additions  Utilization    of Period
----------------------------    ---------   ---------   ---------     ---------
Year ended December 31, 1995    $  1,973     $ 2,386     $    --        $4,359
                                ========     =======     =======        =======


Year ended December 31, 1996    $  4,359     $   --      $(1,704)       $2,655
                                ========     =======     ========       =======


Year ended December 31, 1997    $  2,655     $   --      $(2,655)       $   --
                                ========     =======     ========       =======