Form 10-K/A
period 1997-12-31
ELCOM INTERNATIONAL INC
filed 1998-03-19
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ---------------

                                 FORM 10-K/A-1

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

                               Yes..X...     No.....

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

Form 10-K/A-1


         Elcom International, Inc. (the "Registrant") has filed this Amendment to Annual Report on Form 10-K/A-1 to correct the cover page of its Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 1998. The cover page item directing the Registrant to "Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days," was incorrectly check marked "No" instead of "Yes" on the Form 10-K which was filed on March 16, 1998 with the Commission.






                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Elcom International, Inc.
                                            (Registrant)



Date:  March 19, 1998                       By:  /s/ Laurence F. Mulhern
                                            Laurence F. Mulhern
                                            Corporate Executive Vice President,
                                              Chief Financial Officer, Treasurer
                                              and Secretary