Form 10-Q
period 1998-03-31
ELCOM INTERNATIONAL INC
filed 1998-05-08
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1998

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

                            Yes..X....        No.........


     The registrant had 27,391,067 shares of common stock, $.01 par value, outstanding as of May 1, 1998.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.         Financial Statements

                     Consolidated Balance Sheets at December 31, 1997
                             and March 31, 1998 (unaudited).................2

                     Consolidated Statements of Operations - Three Months Ended
                              March 31, 1997 and 1998 (unaudited)...........3

                     Consolidated Statements of Cash Flows - Three Months Ended
                              March 31, 1997 and 1998 (unaudited)...........4

                     Notes to Consolidated Financial Statements (unaudited).5

                Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................6

                           Part II - OTHER INFORMATION

Item 1.           None.

Item 2.           None.

Item 3.           None.

Item 4.           None.

Item 5.           None.

Item 6.           Exhibits and Reports on Form 8-K..........................11

Signature         ..........................................................11


                                    EXHIBITS

Exhibit 27        Financial Data Schedule

Exhibit 27.1      Restated Financial Data Schedule - Quarter ended
                    March 31,1997

Exhibit 27.2      Restated Financial Data Schedule - Year ended
                    December 31, 1996




                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         December 31,   March 31,
                                                                            1997          1998
                                                                          ---------    ---------
                                     ASSETS                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..........................................    $ 33,165     $ 36,798
  Accounts receivable:
    Trade ............................................................     154,223      155,380
    Other ............................................................      32,200       36,357
                                                                          ---------    ---------
                                                                           186,423      191,737
    Less - Allowance for doubtful accounts ...........................       5,474        5,519
                                                                          ---------    ---------
                                                                           180,949      186,218
  Inventory ..........................................................      60,437       68,189
  Prepaids and other current assets ..................................       3,255        3,753
                                                                          ---------    ---------
         Total current assets ........................................     277,806      294,958
                                                                          ---------    ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software .....................................      22,118       24,029
  Land, buildings and leasehold improvements .........................       3,402        3,483
  Furniture, fixtures and equipment ..................................       8,579        8,819
                                                                          ---------    ---------
                                                                            34,099       36,331
  Less -- Accumulated depreciation and amortization ..................      17,649       19,248
                                                                          ---------    ---------
                                                                            16,450       17,083
                                                                          ---------    ---------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
 AMORTIZATION ........................................................      37,812       37,511
                                                                          ---------    ---------
                                                                          $332,068     $349,552
                                                                          =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit ....................................................    $154,714     $144,563
  Accounts payable ...................................................      43,271       64,926
  Accrued expenses and other current liabilities .....................      19,557       23,459
  Current portion of capital lease obligations .......................         680          691
  Current portion of long-term debt ..................................          78           79
                                                                          ---------    ---------
         Total current ...............................................     218,300      233,718
                                                                          ---------    ---------
OTHER DEFERRED LIABILITIES ...........................................       2,213        2,214
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ....................         920          752
LONG-TERM DEBT, NET OF CURRENT PORTION ...............................         332          327
                                                                          ---------    ---------
                                                                             3,465        3,293
                                                                          ---------    ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding -- None .................................        --           --
  Common stock, $.01 par value
      Authorized -- 50,000,000 shares --
      Issued and outstanding - 27,218,239 and 27,409,338 shares.......         272         274
  Additional paid-in capital .........................................     100,726      101,070
  Retained earnings ..................................................       9,369       10,741
  Treasury stock, at cost 56,319 shares ..............................        (549)        (549)
  Cumulative translation adjustment ..................................         485        1,005
                                                                          ---------    ---------
         Total stockholders' equity ..................................     110,303      112,541
                                                                          =========    =========
                                                                          $332,068     $349,552
                                                                          =========    =========

       The accompanying notes are an integral part of these consolidated financial statements

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          1997           1998
                                                       ---------      ---------
Net sales ........................................     $ 176,279      $ 190,048
Cost of sales ....................................       156,077        167,894
                                                       ---------      ---------
Gross profit .....................................        20,202         22,154
Expenses:
  Selling, general and administrative ............        16,368         17,858
  Research and development .......................           275            275
                                                       ---------      ---------
Total expenses ...................................        16,643         18,133
                                                       ---------      ---------
Operating profit .................................         3,559          4,021

Interest expense .................................        (1,144)        (1,942)
Interest income and other, net ...................           574            171
                                                       ---------      ---------
Income before income taxes .......................         2,989          2,250

Provision for income taxes .......................         1,027            878
                                                       ---------      ---------
Net income .......................................     $   1,962      $   1,372
                                                       =========      =========

Basic net income per share .......................     $    0.07      $    0.05
                                                       =========      =========
Basic Weighted average shares outstanding ........        26,739         27,230
                                                       =========      =========

Diluted net income per share .....................          0.07      $    0.05
                                                       =========      =========
Diluted weighted average shares outstanding ......        29,519         28,802
                                                       =========      =========


Other Comprehensive Income, Net of Tax:
Net income .......................................     $   1,962      $   1,372
  Foreign currency translation adjustments .......          (375)           293
                                                       ---------      ---------
Comprehensive income .............................     $   1,587      $   1,665
                                                       =========      =========




        The accompanying notes are an integral part of these consolidated financial statements.


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                     Three Months Ended March 31,
                                                                     ---------------------------
                                                                          1997        1998
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................   $  1,962    $  1,372
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities --
    Depreciation and amortization ...................................      2,243       2,326
    Provision for doubtful accounts .................................        300         320
    Other deferred liabilities ......................................          1        --
    Changes in current assets and liabilities, net of acquisitions --
      Accounts receivable ...........................................        (39)     (4,690)
      Inventory .....................................................        122      (7,473)
      Prepaids and other current assets .............................       (497)       (527)
      Accounts payable ..............................................     15,045      20,950
      Accrued expenses, other current liabilities and other .........    (11,954)      3,715
                                                                        --------    --------
         Net cash provided by operating activities ..................      7,183      15,993
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ......................     (1,866)     (2,092)
  Increase in other assets and deferred costs .......................       (178)       (131)
  Purchase of Prophet Group .........................................       (391)       --
  Purchase of Data Supplies, net of cash acquired ...................     (2,575)       --
                                                                        --------    --------
        Net cash used in investing activities .......................     (5,010)     (2,223)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under lines of credit ................................     (4,141)    (10,583)
  Repayment of capital lease obligations and long-term debt .........       (214)       (165)
  Exercise of common stock options ..................................        307         345
                                                                        --------    --------
        Net cash used in financing activities .......................     (4,048)    (10,403)
                                                                        --------    --------
FOREIGN EXCHANGE EFFECT ON CASH .....................................       (333)        266
                                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .......................................................     (2,208)      3,633
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ...............................................     23,259      33,165
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $ 21,051    $ 36,798
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .....................................................   $  1,172    $  2,049
                                                                        ========    ========
  Income taxes paid .................................................   $    656    $    212
                                                                        ========    ========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations .............................   $  1,339    $   --
                                                                        ========    ========
  Acquisitions of businesses:
     Fair value of assets acquired ..................................   $  6,332    $   --

     Less cash paid .................................................      1,600        --
                                                                        ========    ========
        Liabilities  assumed ........................................   $  4,732    $   --
                                                                        ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the periods ended March 31, 1997 and 1998. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's current report on Form 8-K dated December 12, 1997, filed on March 11, 1998 concerning a change in the Company's certifying accountant for its subsidiaries and operations domiciled in the United Kingdom.

2.   Net Income Per Share

         Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes revised standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all potential common shares outstanding during the period. As a result, all previously reported earnings per share have been restated.

         Basic and diluted earnings per share were calculated as follows:

                                                 Three Months Ended
    Basic                                              March 31,
    --------------------------------------    -----------------------------
                                                 1997              1998
                                              -----------       -----------
    Net income                                    $1,962            $1,372
                                              ===========       ===========
    Weighted average shares outstanding           26,739            27,230
                                              ===========       ===========
    Basic net income per share                     $0.07             $0.05
                                              ===========       ===========

    Diluted
    --------------------------------------
    Net income                                    $1,962            $1,372
                                              ===========       ===========
    Weighted average shares outstanding           26,739            27,230
    Dilutive effect of stock options               2,780             1,572
                                              -----------       -----------
    Weighted average shares as adjusted           29,519            28,802
                                              ===========       ===========
    Diluted net income per share                   $0.07             $0.05
                                              ===========       ===========

         Options to purchase 1,650,188 shares of common stock at prices ranging from $5.99 to $8.80 were outstanding at March 31, 1998 but not included in the computation of diluted earnings per share because such options' exercise prices were greater than the average market price of the Company's common stock in the quarter ended March 31, 1998.

3.    Comprehensive Income

         Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income components consist of net income and foreign currency translation adjustments.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         To date, substantially all of the Company's net sales have been derived from the sale of PC products by its wholly-owned subsidiary, Catalink Direct, Inc., and its subsidiaries ("Catalink"), to corporate customers. In addition, the Company, through its wholly-owned subsidiary, Elcom Systems, Inc. ("Elcom Systems"), generates revenues from licensing its PECOS.net technologies and providing related services to other companies. On a stand-alone presentation basis, for the quarters ended March 31, 1997 and March 31, 1998, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $1.2 million and $897,000, respectively.

         The Company was founded in 1992, commenced operations in December 1993, and has experienced rapid growth by offering its PECOS.cm technology to its Catalink customers, by subsequent use of PECOS, and by various marketing efforts, including the expansion of its direct sales force nationwide and by the acquisition of six PC products remarketers. The Company's remarketer acquisition strategy includes training an acquired company's sales force to use PECOS as a value-add differentiator to prospective customers in those new markets.

         In  October  1994,   the  Company   completed  the   acquisition  of  a
Connecticut-based PC products remarketer, which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Catalink in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Catalink Direct (Pennsylvania), Inc., formerly known as Computerware Business Trust, a Pennsylvania-based PC products remarketer (which was merged into Catalink in December 1997). In June 1995, the Company acquired all of the equity of a PC products remarketer in the United Kingdom operating as Lantec. The Computerware and Lantec acquisitions have been accounted for as purchase transactions.

         In February 1996, the Company completed the acquisition of AMA (UK) Limited, a remarketer of PC products in the United Kingdom, which has been accounted for on a pooling-of-interests basis. Accordingly, AMA's results have been included with the Company's results since the date of the Company's organization. In December 1996, the Company acquired Prophet Group Limited, a PC products remarketer and in February 1997, the Company acquired Data Supplies
Limited, a PC products remarketer, both of which are located in the United Kingdom. The Prophet Group and Data Supplies acquisitions have been accounted for as purchase transactions.

         In April 1997, Elcom Systems acquired certain key elements of the electronic procurement software which is being augmented and developed into PECOS Procurement Manager ("PECOS.pm"). The purchase price, as amended, was approximately $1.4 million, consisting of cash and stock. The Company intends to continue its investment in PECOS.pm in 1998, including the continued development of an intranet-enabled version which is now available, to integrate other PECOS.net functions and features.

         On July 23, 1997, the Company announced that its Board of Directors authorized the engagement of the investment banking firm of Salomon Smith Barney to assist the Company by coordinating and evaluating options which would enable the strategic potential of the Company to be realized. The rapid growth of the Company, and the Board of Directors' belief that the Company's stock is undervalued in the marketplace, prompted the Company to take this step. These actions, intended to maximize stockholder value, include evaluating the possible sale or merger of the Company, strategic financing options, and potential strategic partners. The Company is continuing ongoing discussions with several companies. As long as the Board of Directors believes that such discussions may lead to a merger, acquisition, or other potential financial arrangement which would be, in the Board's opinion, in the best interests of the stockholders, these discussions will continue. Further, due to the size and scale of the Company's PC remarketing and services business in the U.K. and the current strength of the U.K. stock market, particularly for information technology stocks, the Company and Salomon Smith Barney are evaluating alternative options which are intended to take advantage of this strength. This process also includes investigation of various potential options for Elcom Systems as a separate company, including possible strategic alliances with a technology or financial partner. In this regard, the Company is currently investigating the divestiture of a majority share of Elcom Systems. The Company's objective is to reduce its holdings in Elcom Systems to less than 50% in order to allow it to account for its ownership via the equity method and therefore not report subsequent operating losses incurred by Elcom Systems beyond its residual investment therein, if any. In this event, Elcom Systems would become a stand-alone company able to absorb the incremental losses necessary to introduce and market PECOS.pm. There can be no assurance that the Company will be successful in consummating any transaction(s) or realizing additional stockholder value as a result of this process, which is currently ongoing.

         The Company intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its Elcom Systems' PECOS technology, although there can be no assurances as to the success or timing of any such acquisitions.

         Catalink's revenues and gross profit have always been affected by general price reductions by PC manufacturers, which have been substantial over the last several years. Manufacturers' price reductions require that Catalink increase its base unit volumes, and associated peripheral product sales to existing and newly acquired customers, to overcome the effect of such cost cutting and to increase its revenue volume in order to sustain its level of gross profit. Consequently, the impact of any lessening of corporate customer demand on Catalink's revenues is amplified in this environment.

         In addition to general price reductions by PC manufacturers, the Company believes its first quarter revenues were affected by delayed customer purchases in anticipation of further price decreases from major manufacturers, several of which occurred during the month of March. Although the Company's volume of personal computers shipped to customers showed 30% growth compared to the same period last year, these price decreases had a significant effect on the average unit value of personal computers sold and the Company's net sales compared to last year.

Results of Operations

Quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

         Net Sales. Net sales for the quarter ended March 31, 1998 increased to $190.1 million from $176.3 million in the same period of 1997, an increase of $13.7 million or 8%. The Company increased sales through incremental penetration of the marketplace. Net sales in the United States increased to $108.4 million in the 1998 quarter, from $103.3 million in the quarter ended March 31, 1997, a 5% increase. Net sales of the Company's United Kingdom based operations increased to $81.6 million in the 1998 quarter from $73.0 million in the first quarter of 1997, a 12% increase. As noted above, the Company believes that the relatively sluggish increase in sales is attributable primarily to substantial price reductions made by manufacturers and a resultant softening of demand as customers assessed such price decreases and also anticipated additional price decreases. Further, in the United States, the sluggish growth in sales also reflects the residual impact of the Company's November 1997 implementation of a new Oracle-based MIS system.

         Gross Profit. Gross profit for the quarter ended March 31, 1998 increased to $22.2 million from $20.2 million in the 1997 quarter, an increase of $2.0 million or 10%. The increase in gross profit dollars generated resulted primarily from the overall growth in net sales. Gross profit as a percent of net sales increased to 11.7% in the 1998 quarter from 11.5% in the 1997 quarter. The gross profit percentage was higher in 1998 due to the direct purchasing programs implemented with certain manufacturers in the United States and from increased professional services revenues in both the United States and the United Kingdom. The decrease in the gross profit percentage in the first quarter of 1998 to 11.7% from the 12.5% achieved in the fourth quarter of 1997 reflects a decrease in manufacturer funds and incremental discounts available to the Company as well as an increase in the proportion of sales to larger volume customers. The Company anticipates that ongoing increases in direct purchasing volume and continued growth in higher-margin professional services revenues should mitigate a portion of the product gross margin decline expected to be associated with targeted expansion of sales to high volume corporate accounts during 1998, which typically generate lower gross margin percentages than other customers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1998 increased to $17.9 million from $16.4 million in the 1997 quarter, an increase of $1.5 million or 9%. This increase is primarily attributable to the cost of the Company's investment in administrative and operational infrastructure to support the future growth of the Company's business. The Company's new management information system in the United States is functional and is being augmented to enable the Company to operate more efficiently. Once implemented world-wide, the Company anticipates that this system will provide an information systems backbone to achieve more timely and precise information reporting and is expected to provide an efficient means to assist in the consolidation of the information and other internal systems of potential acquisitions. Selling, general and administrative expenses increased slightly as a percentage of net sales for the quarter ended March 31, 1998 to 9.4% from 9.3% in the 1997 quarter, which reflects the softness of net sales in the first quarter of 1998, as noted above as well as an increase in the operating loss generated by Elcom Systems.

         Research and Development Expense. Research and development expense remained unchanged at $275,000 in the 1997 and 1998 quarters. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS.net technologies, including the aspects of the PECOS.pm technology acquired in 1997, as well as modifications to allow its PECOS.net technologies to communicate using the Internet and the continued development of a browser compliant and Java-enabled version of its PECOS.net technologies for license to other companies. The Company expects to continue investing significant amounts in research and development.

         Interest Expense. Interest expense for the quarter ended March 31, 1998 increased to $1.9 million from $1.1 million in the comparable period of 1997 an increase of $800,000. Interest expense in both years reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory and for 1998 is reflective of the increase in the Company's net sales and substantially higher inventory balances versus the 1997 period.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 1998 decreased to $171,000 from $574,000 in the 1997 quarter. Other income in the 1997 quarter included proceeds of $389,000 resulting from the sale of the Bristol, PA. rental division in March 1997, net of certain redundant operating and severance expenses of the Pennsylvania operations group. This group was phased-out and consolidated into the Company's headquarters and new East Coast configuration and distribution facility which was opened late in the first quarter of 1997 in Canton, MA.

         Income Tax Provision. The income tax provision in 1997 primarily related to the income taxes of the Company's United Kingdom based operations, as well as certain current state income taxes payable by the Company, and in 1998 also reflects federal income taxes in the United States. Throughout much of 1997, the Company did not provide federal income taxes as it had net operating losses available to offset such provisions.

         Net Income. The Company generated net income for the quarter ended March 31, 1998 as a consequence of the results of the factors described herein. The March 31, 1998 quarter is the tenth consecutive quarter in which the Company has reported net income since its initial public offering on December 19, 1995, after reporting net losses in all previous quarters from its inception in 1992.

Liquidity and Capital Resources

         Net cash provided by operating activities for the quarter ended March 31, 1998 was $16.0 million, which is primarily due to an increase in accounts payable and other accrued expenses of $24.7 million (primarily related solely to the timing of certain payments), offset by a $12.2 million combined increase in inventory and accounts receivable. Net cash used for investing activities was $2.2 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $10.4 million, primarily due to a $10.6 million net decrease in borrowings under floor plan lines of credit.

         Net cash provided by operating activities for the quarter ended March 31, 1997 was $7.2 million, reflecting the Company's net income, adjusted for $2.2 million in depreciation and amortization, a net increase of $3.1 million in accounts payable and accrued expenses and relatively stable levels of accounts receivable and inventory in the period. Net cash used in investing activities was $5.0 million, consisting primarily of $1.9 million in additions to property, equipment and software and $3.0 million of cash paid for acquisitions. Net cash used in financing activities was $4.0 million, consisting primarily of a $4.1 million decrease in net borrowings under the Company's lines of credit.

         At March 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $36.8 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The United States DFSC facility provides for aggregate borrowings of up to $120 million, with interest payable at prime (8.5% at March 31, 1998) minus 1%. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of March 31, 1998, the Company's borrowings from DFSC on its United States floor plan line of credit were $109.6 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. Approximately one-half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 90 days have lapsed. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $ 50 million, as of March 31, 1998. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (7.25% at March 31, 1998) plus 1.25%. The United Kingdom DFSC facility replaced four separate facilities previously maintained in the United Kingdom. As of March 31, 1998, the Company's borrowings under its United Kingdom DFSC facility were (pound)20.8 million or $34.0 million, which approximated the Company's availability thereunder.

         The Company is dependent upon the DFSC lines of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its United States inventory purchases and hence, the Company expects that its borrowings under such facilities will need to increase in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or be increased to support the Company's requirements. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions.

         The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At March 31, 1998, the Company's borrowings from IBMCC on its floor plan line of credit were approximately $0.2 million.

         As of March 31, 1998, the Company had borrowings aggregating approximately $143.8 million outstanding under these borrowing facilities, which approximated its availability thereunder. The Company also included a note payable of approximately $0.8 million, related to its acquisition of Data Supplies Limited, in lines of credit.

         Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company started purchasing selected products directly from manufacturers in late 1996. Although the Company's inventory investment imposes certain costs and risks and has increased substantially since late 1996, the Company believes that this investment will improve its delivery time to customers and the quality control of configured systems and, over time, may increase the profitability of the Company. These direct purchasing arrangements have favorably impacted gross profit, particularly in the third and fourth quarters of 1997, as the volume of direct purchases increased significantly over prior quarters and the Company earned substantial direct purchasing rebates and incremental discounts. The Company's purchasing volume in the first quarter of 1998 reduced the level of such rebates and incremental discounts the Company earned versus the third and fourth quarters of 1997. There can be no assurances that these manufacturer rebates and discounts will be available in the future, or if available, that the Company will be in a position to purchase the levels of products necessary to receive comparable or increased levels of such rebates and incremental discounts. The Company also believes that it can substantially mitigate the risks associated with its additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. The Company also intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators.

         On February 23, 1996 the Board of Directors of the Company authorized the purchase of up to 600,000 shares of common stock to be held as treasury stock specifically for reissuance in connection with acquisitions. The Company anticipates that it may acquire shares in the open market under this authorization from time to time.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q includes forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated. Such risks and uncertainties include: the industry's acceptance and usage of electronic commerce software systems, the impact of competitive technology products, service providers, and pricing, control of expenses, levels of gross profits, revenue growth, overall business conditions, price decreases of PC products, corporate demand for PC products, the success and timing of fully implementing the Company's new management information system and problems associated therewith, availability of appropriate financing, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and the other risks detailed in the Company's 1997 Annual Report on Form 10-K and from time to time in the Company's other reports filed with the SEC, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933. Regarding the Company's evaluation of possible strategic partners and financing alternatives, including for Elcom Systems, there can be no assurance that any strategic alternatives, including any possible arrangements with a strategic partner of the possible sale, merger or financing can be successfully identified or solicited, negotiated, or consummated to the betterment of the Company or the Company's stock price, or what the timing, terms, or ultimate impact of any such arrangement might be.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         (27.1)   Financial Data Schedule. (x)

         (27.2) Restated Financial Data Schedule - Quarter ended March 31, 1997 (x)

         (27.3)   Restated Financial Data Schedule - Year ended
                  December 31, 1996 (x)

---------------------------------
                  (x)  Filed herewith.

(b)      Reports on Form 8-K.

         On March 11, 1998, the Company filed a Current Report on Form 8-K dated December 12, 1997 with respect to a Change in Registrant's Certifying Accountant. The Audit Committee of the Board of Directors of the Company recommended and approved the dismissal of Deloitte & Touche, the Company's independent accountants for its subsidiaries and operations domiciled in the United Kingdom and recommended and approved the engagement of Arthur Andersen LLP, the Company's principal independent accountants, as the sole independent accountants for the Company's consolidated operations, including for its United Kingdom based business.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Elcom International, Inc.
                                             (Registrant)

Date: May 8, 1998                            By:      /s/  Laurence F. Mulhern
                                                  ------------------------------
                                                  Laurence F. Mulhern
                                                  Chief Financial Officer and
                                                  Treasurer