Form 10-Q
period 1998-06-30
ELCOM INTERNATIONAL INC
filed 1998-08-12
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 Yes..X...  No......


The registrant had 27,355,723 shares of common stock, $.01 par value, outstanding as of July 31, 1998.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1. Financial Statements                                         Page

    Consolidated Balance Sheets as of December 31, 1997
       and June 30, 1998 (unaudited)...................................2

    Consolidated Statements of Operations - Three and Six Month
       Periods EndedJune 30, 1997 and 1998 (unaudited).................3

    Consolidated Statements of Cash Flows - Six Month Periods Ended
       June 30, 1997 and 1998 (unaudited)..............................4

    Notes to Consolidated Financial Statements (unaudited).............5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................6

                           Part II - OTHER INFORMATION

Item 1. None.

Item 2. None.

Item 3. None.

Item 4. Submission of Matters to a Vote of Security Holders............14

Item 5. Other Information..............................................14

Item 6. Exhibits and Reports on Form 8-K...............................15

Signature .............................................................15



                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   December 31,           June 30,
                                                                                       1997                 1998
                                                                                   --------------      --------------
                                     ASSETS                                                             (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents....................................................      $     33,165        $     34,619
  Accounts receivable:
      Trade...................................................................           154,223             148,792
      Other...................................................................            32,200              46,345
                                                                                   --------------      --------------
                                                                                         186,423             195,137
      Less - Allowance for doubtful accounts..................................             5,474               4,259
                                                                                   --------------      --------------
                                                                                         180,949             190,878
Inventory......................................................................           60,437              48,549
Prepaids and other current assets..............................................            3,255               5,136
                                                                                   --------------      --------------
      Total current assets.....................................................          277,806             279,182
                                                                                   --------------      --------------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software...............................................           22,118              25,733
  Land, buildings and leasehold improvements...................................            3,402               3,513
  Furniture, fixtures andequipment.............................................            8,579               8,829
                                                                                   --------------      --------------
                                                                                          34,099              38,075
  Less -- Accumulated depreciation and amortization............................           17,649              20,755
                                                                                   --------------      --------------
                                                                                          16,450              17,320
                                                                                   --------------      --------------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION.....................           37,812              36,472
                                                                                   --------------      --------------

                                                                                    $    332,068        $    332,974
                                                                                   ==============      ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines ofcredit................................................................         154,714             138,670
  Accounts payable..............................................................          43,271              59,310
  Accrued expenses and other current liabilities................................          19,557              18,551
  Current portion of capital lease obligations..................................             680                 705
  Current portion of long-term debt.............................................              78                  79
                                                                                   --------------      --------------
      Total current liabilities.................................................         218,300             217,315
                                                                                   --------------      --------------
OTHER DEFERRED LIABILITIES......................................................           2,213               2,214
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION...............................             920                 561
LONG-TERM DEBT, NET OF CURRENT PORTION..........................................             332                 317
                                                                                   --------------      --------------
                                                                                           3,465               3,092
                                                                                   --------------      --------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding -- None............................................            --                  --
  Common stock, $.01 par value; Authorized -- 50,000,000 shares --
      Issued and outstanding - 27,218,239 and 27,500,907  shares................             272                 275
  Additional paid-in capital....................................................         100,726             101,209
  Retained earnings.............................................................           9,369              11,256
  Treasury stock, at cost - 56,319 and 191,338 shares ..........................            (549)             (1,108)
  Cumulative translation adjustment.............................................             485                 935
                                                                                   --------------      --------------
      Total stockholders'equity.................................................         110,303             112,567
                                                                                   ==============      ==============
                                                                                   $     332,068       $     332,974
                                                                                   ==============      ==============

        The accompanying notes are an integral part of these consolidated financial statements.



                                        ELCOM INTERNATIONAL, INC
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share data)
                                               (unaudited)

                                                                                     Three Months Ended         Six Months Ended
                                                                                           June 30,                 June 30,
                                                                                    ---------    ---------    ---------   ---------
                                                                                       1997         1998         1997        1998
                                                                                    ---------    ---------    ---------   ---------


Net sales......................................................................     $ 198,157    $ 191,778    $ 374,436   $ 381,826

Cost of sales .................................................................       175,465      169,192      331,542     337,086
                                                                                    ---------    ---------    ---------   ---------
Gross profit...................................................................        22,692       22,586       42,894      44,740
Expenses:
  Selling, general and administrative ..........................................       18,307       19,006       34,675      36,864
  Research and development .....................................................          290          346          565         621
                                                                                    ---------    ---------    ---------   ---------
Total expenses..................................................................       18,597       19,352       35,240      37,485
                                                                                    ---------    ---------    ---------   ---------
Operating profit ...............................................................        4,095        3,234        7,654       7,255

Interest expense ...............................................................       (1,105)      (2,223)      (2,249)     (4,165)
Interest income and other, net..................................................          142          225          716         396
                                                                                    ---------    ---------    ---------   ---------
Income  before income taxes ....................................................        3,132        1,236        6,121       3,486

Provision for income taxes......................................................        1,071          721        2,098       1,599
                                                                                     --------     --------    --------     --------
Net income .....................................................................    $   2,061    $     515       $4,023   $   1,887
                                                                                    =========    =========    =========   =========
Basic net income per share......................................................    $    0.08    $    0.02    $    0.15   $    0.07
                                                                                    =========    =========    =========   =========
Basic weighted average shares outstanding ......................................       26,869       27,379       26,805      27,305
                                                                                    =========    =========    =========   =========

Diluted net income per share....................................................    $    0.07    $    0.02    $    0.14   $    0.07
                                                                                    =========    =========    =========   =========
Diluted weighted average shares outstanding ....................................       28,847       28,254       29,232      28,512
                                                                                    =========    =========    =========   =========


Other Comprehensive Income, Net of Tax:
Net income .....................................................................    $   2,061    $     515    $   4,023   $   1,887
Foreign currency translation adjustments .......................................           13          (70)        (653)        450
                                                                                    ---------    ---------    ---------   ---------
Comprehensive income ...........................................................    $   2,074    $     445    $   3,370   $   2,337
                                                                                    =========    =========    =========   =========


        The accompanying notes are an integral part of these consolidated financial statements.


                                        ELCOM INTERNATIONAL, INC.
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)
                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                        --------
                                                                                    1997        1998
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...................................................................  $  4,023     $ 1,887
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization...............................................     4,364       4,774
    Provision for doubtful accounts.............................................       750         620
    Other deferred liabilities..................................................        (4)         --
    Changes in current assets and liabilities, net of acquisitions
      Accounts receivable.......................................................    (2,739)     (9,826)
      Inventory ................................................................    (9,268)     12,123
      Prepaids and other current assets.........................................      (907)     (1,904)
      Accounts payable..........................................................    21,549      15,477
      Accrued expenses, other current liabilities and other ....................   (12,067)     (1,142)
                                                                                   --------    --------
         Net cash provided by operating activities .............................     5,701      22,009
                                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software .................................    (4,866)     (3,859)
  Increase in other assets and deferred costs...................................       (30)        (73)
  Purchase of Prophet Group.....................................................      (391)         --
  Purchase of Data Supplies, net of cash acquired ..............................    (2,660)         --
  Other investing activities....................................................        15          --
                                                                                   --------    --------
        Net cash used in investing activities ..................................    (7,932)     (3,932)
                                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under lines of credit ..............................    10,761     (16,407)
  Purchase of treasury stock ...................................................       --          (559)
  Repayment of capital lease obligations........................................      (386)       (351)
  Proceeds from stock option exercises .........................................       782         486
                                                                                   --------    --------
        Net cash provided by (used in) financing activities ....................    11,157     (16,831)
                                                                                   --------    --------
FOREIGN EXCHANGE EFFECT ON CASH ................................................        54         208
                                                                                   --------    --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS.............................................................     8,980       1,454
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ..........................................................    23,259      33,165
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................  $ 32,239    $ 34,619
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid ................................................................  $  2,318     $  4,134
                                                                                   ========    ========
  Income taxes paid ............................................................  $    798     $    406
                                                                                   ========    ========


SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations ........................................  $  1,339      $  --
                                                                                   ========    ========
  Acquisition of businesses:
   Fair value of assets acquired                                                  $  6,332      $  --
   Less cash paid                                                                    1,600         --
                                                                                   --------     --------
    Liabilities assumed                                                           $  4,732      $  --
                                                                                   ========     ========


        The accompanying notes are an integral part of these consolidated financial statements.
                                        4

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of operations and cash flows for the periods ended June 30, 1997 and 1998. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's current report on Form 8-K dated December 12, 1997, filed on March 11, 1998 concerning a change in the Company's certifying accountant for its subsidiaries and operations domiciled in the United Kingdom, and a second report on Form 8-K dated June 2, 1998, filed on June 3, 1998 concerning a Company stock repurchase program.

        On June 8, 1998, the Company changed the name of its U.S. PC remarketer subsidiary, Catalink Direct, Inc., to Elcom Services Group, Inc. The change in name is intended to more closely identify the subsidiary with the Company's corporate name. The new name is more descriptive of the Company's business focus, which includes an expanding range of professional technical and customer services in addition to product supply. The U.K.-based PC remarketer group will continue to operate under the Elcom Group Limited name.

2.    Net Income Per Share

         Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes revised standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. As a result, all previously reported earnings per share have been restated.

         Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

                                                            Three Months Ended               Six Months Ended
                                                                 June 30                         June 30

                                                       -----------------------------    ---------------------------
                                                          1997             1998            1997           1998
                                                       ------------     ------------    -----------    ------------
           Basic
           -----------
           Net income                                     $  2,061        $     515       $  4,023       $   1,887
                                                       ============     ============    ===========    ============
           Weighted average shares outstanding              26,869           27,379         26,805          27,305
                                                       ============     ============    ===========    ============
           Basic net income per share                    $    0.08        $    0.02       $   0.15       $    0.07
                                                       ============     ============    ===========    ============

           Diluted
           -----------
           Net income                                     $  2,061        $     515        $ 4,023        $  1,887
                                                       ============     ============    ===========    ============
           Weighted average shares outstanding              26,869           27,379         26,805          27,305
           Dilutive effect of stock options                  1,978              875          2,427           1,207
                                                       ------------     ------------    -----------    ------------
           Weighted average shares as adjusted              28,847           28,254         29,232          28,512
                                                       ============     ============    ===========    ============
           Diluted net income per share                  $    0.07        $    0.02       $   0.14       $    0.07
                                                       ============     ============    ===========    ============

Options to purchase 4,641,054 and 2,657,672 shares of common stock at prices ranging from $5.03 to $8.80 and $5.44 to $8.80 were outstanding during the quarter and six months ended June 30, 1998, respectively, but not included in the computation of diluted earnings per share because such options' exercise prices were greater than the average market price of the Company's common stock for the applicable period ended June 30, 1998.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

         The Company was founded in 1992, commenced selling PC products in December 1993, and initially experienced rapid growth. The Company achieved its growth by using its proprietary Personal Electronic Catalog and Ordering System ("PECOS") as a value-add differentiator and by offering the use of PECOS through Elcom Services Group, Inc. (formerly Catalink Direct, Inc.) to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six PC products remarketers. To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly owned subsidiary, Elcom Services Group, Inc. ("Elcom Services Group"), and its respective subsidiaries in the United States and United Kingdom, to business and corporate customers. These sales are accomplished through the Company's PECOS electronic commerce technology and through telephone and other traditional ordering methods. In addition, the Company, through its wholly owned subsidiary, Elcom Systems, Inc. ("Elcom Systems"), licenses its PECOS technologies and provides implementation and consulting services.

Elcom Services Group

         In  October  1994,   the  Company   completed  the   acquisition  of  a
Connecticut-based PC products remarketer, which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Elcom Services Group in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Catalink Direct (Pennsylvania), Inc., formerly known as Computerware Business Trust ("Computerware"), a Bristol, Pennsylvania-based PC products remarketer (which was merged into Elcom Services Group in December
1997). In June 1995, the Company acquired all of the equity of a PC products remarketer in the United Kingdom operating as Lantec Information Services Limited ("Lantec"). The Computerware and Lantec acquisitions have been accounted for as purchase transactions.

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

         Elcom Services Group's revenues and resultant gross profit have always been effected by price reductions by PC manufacturers, which have been substantial over the last several years. Manufacturers' price reductions require that Elcom Services Group increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases and to increase its revenue volume in order to sustain its level of gross profit dollars.

         In addition to general price reductions by PC manufacturers, the Company believes that its revenues in the first half of 1998 were effected by delayed customer purchases in anticipation of further price decreases from major manufacturers, several of which occurred late in the first quarter. Although the Company's unit volume of personal computers shipped to customers showed 18% growth in the first half of 1998 compared to the same period last year, these price decreases had a significant effect on the average unit price of personal computers sold and the Company's net sales, when compared to last year.

         On June 8, 1998, the Company changed the name of its PC remarketer subsidiary, Catalink Direct, Inc., to Elcom Services Group, Inc. The change in name is intended to more closely identify the subsidiary with the Company's corporate name and be more descriptive of the Company's business focus, which includes an expanding range of professional technical and customer services in addition to product supply. The U.K.-based PC remarketer group will continue to operate under the Elcom Group Limited name.

Elcom Systems, Inc.

         On a stand-alone basis, for the six- month periods ended June 30, 1998 and June 30, 1997, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $1.8 million and $2.5 million, respectively. Consequently, and despite relatively flat overhead in the first six months of 1998 versus the same period in 1997, Elcom Systems' consolidated operating loss increased $0.8 million to $1.2 million during the first half of 1998 versus an operating loss of $0.4 million in the first half of 1997. The Company is currently investigating various potential alternatives to appropriately capitalize and allow Elcom Systems to operate as an independent and separate company, including the possibility of entering into potential strategic alliances with a technology and/or financial partner or, alternatively, the Company may integrate Elcom Systems with Elcom Services Group. However, there can be no assurances that any of these alternatives will be implemented or, if implemented, what financial benefit, if any, they might have to the Company or its stockholders.

         In April 1997, Elcom Systems acquired certain key elements of a procurement software system which is being augmented and developed into PECOS
Procurement Manager ("PECOS.pm"). The purchase price, as amended, was approximately $1.4 million, consisting of cash and stock. The Company intends to continue its investment in PECOS.pm in 1998, including the continued development of an intranet-enabled version which is now available in its first release.

Engagement of Salomon Smith Barney

         On July 23, 1997, the Company announced that its Board of Directors had authorized the engagement of the investment banking firm of Smith Barney Inc. (which subsequently merged with Salomon Brothers Inc. to become Salomon Smith Barney), to assist the Company by coordinating and evaluating options intended to help enable the strategic potential of the Company to be realized. The rapid growth of the Company prior to that time, and the Board of Directors' belief that the Company's stock was undervalued in the marketplace, originally prompted the Company to take this step. These actions, intended to maximize stockholder value, include evaluating the possible sale or merger of the Company, strategic financing options, and potential strategic partners. The Company is currently engaged in ongoing discussions with multiple companies. As long as the Board of Directors believes that such discussions may lead to a merger, acquisition, or other potential financial arrangement which would be, in the Board's opinion, in the best interests of the stockholders, these discussions will continue. Further, due to the size and scale of the Company's PC remarketing and services business in the United Kingdom and the current strength of the United Kingdom stock market, particularly for information technology stocks, the Company and Salomon Smith Barney are evaluating alternative options which would be intended to take advantage of this strength, including potential separate transactions for the Company's United Kingdom and United States remarketer businesses. This process also includes investigation of various potential alternatives to appropriately capitalize and allow Elcom Systems to operate as an independent and separate company, including the possibility of entering into potentialstrategic alliances with a technology and/or financial partner. One option would be to reduce its holdings in Elcom Systems to less than 50% in a transaction with a strategic partner, in order to allow the Company to account for its ownership via the equity method and therefore not report subsequent operating losses incurred by Elcom Systems beyond the Company's residual investment therein, if any. Alternatively, the Company may integrate Elcom Systems with Elcom Services Group. However, there can be no assurances that any of these alternatives will be implemented or what financial benefit, if any, they might have to the Company or its stockholders.

         The engagement of Salomon Smith Barney, which was scheduled to expire on July 23, 1998, has been extended to November 30, 1998 to allow Salomon Smith Barney to continue its assistance in the ongoing discussions with multiple companies. However, there can be no assurances that the Company will be successful in consummating any transaction(s) or realizing additional stockholder value as a result of this process. During the engagement with Salomon Smith Barney, multiple industry research analysts reporting on the Company have elected to stop research coverage, ostensibly because the Company is perceived to be "in play" via the engagement of Salomon Smith Barney. Currently, no research analysts report on the Company and, while Salomon Smith Barney is engaged, the Company does not expect any research analysts to begin following it. The Company's common stock trading price has declined significantly, which Management believes is at least partly attributable to the lack of research analyst coverage/sponsorship as well as the duration of the engagement with Salomon Smith Barney.

         The Salomon Smith Barney strategic initiative has been ongoing for more than one year. However, the current process now includes the potential of separate component transactions and active discussions are ongoing with multiple parties. Nonetheless, the Company believes that the length of the engagement to date has created some uncertainty in the Company's personnel base which, combined with previous problems associated with the Company's United States implementation of an Oracle-based information system last November, has had a negative impact on sales and profitability in the first and second quarters of 1998. These events are implicitly reflected in the Company's recent operating results, as well as the other items described herein. Nonetheless, the Company has retained substantially all of its customers and key personnel, has addressed the majority of its most significant information systems issues, and is now refocusing its sales force on increasing service and product revenues. To assist in accomplishing these objectives, the Company has appointed James G. Jameson as the President and Chief Executive Officer of Elcom Services Group's United States operations. Mr. Jameson joins the Company with over 28 years of experience in the technology and PC marketplaces, and is working towards broadening the Company's professional technical and customer services offerings. In addition, the Company recently introduced PECOS.web, an internally developed Internet-based electronic commerce system which the Company believes can provide a differentiating advantage over its competition and allow the Company's sales personnel to aggressively pursue new customers.

         As appropriate, the Company intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its Elcom Systems' PECOS technologies, although there can be no assurances as to the success or timing of any such acquisitions.

Results of Operations

Quarter ended June 30, 1998 compared to the quarter ended June 30, 1997.

     Net Sales. Net sales for the quarter ended June 30, 1998 were $192 million versus $198 million in the same period of 1997, a decrease of $6 million, or 3%. Net sales of the Company's United Kingdom-based operations increased 8% to $77 million in the 1998 quarter from $71 million in the second quarter of 1997. Net sales in the United States were $115 million in the 1998 quarter versus $127 million in the quarter ended June 30, 1997, a 9% decrease. The decrease in net sales in the United States reflects the impact of several factors including completion of a substantial customer contract in late 1997 and the residual impact on sales momentum of the Company's November 1997 United States implementation of its Oracle-based management information system. The Company also believes that the decrease in net sales is partially attributable to substantial price reductions made by manufacturers, which has not been completely offset, despite an increase in units shipped by the Company.

         Gross Profit. Gross profit for the quarter ended June 30, 1998 was $22.6 million versus $22.7 million in the 1997 quarter. Gross profit as a percent of net sales increased slightly from 11.5% in the 1997 quarter to 11.8% in the 1998 quarter primarily due to an increase in the proportion of net sales generated in the United Kingdom (where the gross profit percentage is slightly higher than in the United States) and the direct purchasing programs implemented in 1997 with certain manufacturers in the United States. The impact of such direct purchasing was particularly apparent in the third and fourth quarters of 1997. The decrease in the gross profit percentage in the second quarter of 1998 to 11.8% from the 12.5% achieved in the fourth quarter of 1997 reflects a decrease in the level of manufacturer funding and incremental discounts available to the Company. The Company anticipates that a certain level of ongoing direct purchasing volume and targeted growth in higher margin professional services revenues should mitigate a portion of the product gross margin decline expected to be associated with a planned expansion of sales to high volume corporate accounts during 1998. However, due to ongoing reductions in manufacturer policies concerning price protection and product return privileges, the Company is reevaluating the level of products it purchases directly and holds in inventory in the United States versus the cost of electronically sourcing items from its primary distribution fulfillment partner for direct shipment to customers or to a Company location.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1998 increased to $19.0 million from $18.3 million in the 1997 quarter, an increase of $700,000, or 4%. This increase is related primarily to the Company's investment in administrative and operational infrastructure to support the anticipated future growth of both the Company's remarketer and professional services business segments including incremental investment in technical services and other sales-oriented personnel. The Company's recently implemented, year-2000-compliant Oracle-based information system in the United States is functional and is being augmented to enable the Company to operate more efficiently. Towards the end of the second quarter, certain improvements with respect to a number of sales and operational aspects of the system were accomplished and efforts continue to further improve the effectiveness of the system. The Company anticipates that this system will provide an information systems backbone to help increase the productivity of sales and operational personnel and to achieve more timely and precise information reporting. Due to the anticipated length of time required to complete the implementation of the United States information system, the Company has revised its strategy with respect to implementation of the system in the United Kingdom. The Company is working with Computer Associates International, Inc., its current United Kingdom software vendor, to implement an upgrade to its existing software systems which will result in a year-2000-compliant information system for its United Kingdom operations. It is currently anticipated that this upgrade, which does not involve a material expenditure, will be completed by early 1999. Thereafter, the Company will reassess implementing its Oracle-based information system in the United Kingdom.

         Overall, selling, general and administrative expenses increased as a percentage of net sales for the quarter ended June 30, 1998 to 9.9%, from 9.2% in the comparable 1997 quarter, reflecting the impact of slower overall growth in net sales, as well as the Company's ongoing investment in selling, general and administrative infrastructure.

         Research and Development Expenses. Research and development expenses consist primarily of the cost of research and development personnel and independent contractors. Research and development expenses for the quarter ended June 30, 1998 increased to $346,000 from $290,000 in the comparable 1997 quarter. The Company believes that ongoing investments in research and development are required to remain competitive in the electronic commerce software industry and the Company expects to continue investing significant amounts therein. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS.net technologies, including the aspects of the PECOS.pm technology acquired in 1997, as well as modifications to allow PECOS to communicate using the Internet and the continued development of a browser compliant and Java-enabled version of its PECOS.net technologies for license to other companies.

         Interest Expense. Interest expense for the quarter ended June 30, 1998 increased to $2.2 million from $1.1 million in the comparable period of 1997. Interest expense in both years relates to floor plan line of credit borrowings which increased significantly in 1998 over 1997 in support of the Company's balances of inventory and accounts receivable, and also reflects increased interest rates in the United Kingdom in 1998 versus 1997. The Base Rate in the United Kingdom has increased from 6% at June 30, 1997 to 7.25% at June 30, 1998.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended June 30, 1998 increased to $225,000 in the 1998 quarter from $142,000 in the 1997 quarter, reflecting an increase in the Company's average invested cash balances.

         Income Tax Provision. The income tax provision in 1998 relates to both domestic and foreign operations of the Company. The tax rate exceeds the expected statutory rates due to the impact of non-deductible goodwill amortization expense, which is approximately $800,000 per quarter. The tax provision in the 1997 quarter related primarily to the Company's United Kingdom operations and certain current state income taxes payable in the United States.

         Net Income. The Company reported net income for the quarter ended June 30, 1998 as a consequence of the results of the factors described herein, and despite a $486,000 increase in operating losses reported for the 1998 quarter by Elcom Systems, its technology subsidiary. The June 30, 1998 quarter is the eleventh consecutive quarter in which the Company has reported net income since its initial public offering in December 1995, after reporting net losses in all previous quarters from its inception in 1992.

Six months ended June 30,1998 compared to the six months ended June 30, 1997.

         Net Sales. Net sales for the six months ended June 30, 1998 increased to $382 million from $374 million in the same period of 1997, an increase of $8 million, or 2%. This increase is generally attributable to incremental penetration of the marketplace. Net sales in the United States were $223 million in the first half of 1998 versus $231 million in the six months ended June 30, 1997, a 4% decrease, which reflects relatively soft demand in the United States in the first quarter of 1998, as well as the other factors described in the quarterly and overview discussions above. Net sales of the Company's United Kingdom-based operations increased to $159 million from $143 million in the first six months of 1997, an increase of $16 million or 11%.

         Gross Profit. Gross profit for the first six months of 1998 increased to $44.7 million from $42.9 million in the first half of 1997, an increase of $1.8 million, or 4%. Gross profit, as a percent of net sales increased slightly from 11.5% in the first six months of 1997 to 11.7% in the first six months of 1998. The gross profit percentage was slightly higher in 1998 due to the Company's direct purchasing arrangements in the United States and an increase in the proportion of revenues generated by the Company's United Kingdom operations, which generally achieve higher gross profit margins than the large customer accounts where demand in the United States was softer than anticipated in the first half of 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 increased to $36.9 million from $34.7 million in the six months ended June 30, 1997, an increase of $2.2 million, or 6%. This increase is attributable primarily to the increase in the Company's work force, as the Company continues to invest in administrative infrastructure to support its anticipated current and future growth, including the ongoing development and implementation of its new management information system. Selling, general and administrative expenses increased as a percentage of net sales for the six months ended June 30, 1998 to 9.7%, from 9.3% in the comparable period of 1997.

         Research and Development Expense. Research and development expense has remained relatively constant between 1997 and 1998. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS technologies, including the recently acquired aspects of the PECOS.pm technology as well as modifications to allow PECOS to communicate using the Internet and the continued development of a browser compliant and Java-enabled version of its PECOS.net technologies for license to other companies.

         Interest Expense. Interest expense for the six month period ended June 30, 1998 increased to $4.2 million from $2.2 million in the comparable period of 1997 due primarily to higher average accounts receivable and inventory balances and also reflects higher interest rates in 1998 in the United Kingdom versus 1997. The Base Rate in the United Kingdom has increased from 6% at June 30, 1997 to 7.25% at June 30, 1998. Interest expense in both years relates to floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances.

         Interest Income and Other, Net. Interest income and other, net, for the six month period ended June 30, 1998 decreased to $396,000 from $716,000 in the same period of 1997. Other income in 1997 includes proceeds of $389,000 resulting from the sale of the Bristol, PA rental division in March 1997, net of certain redundant operating and severance expenses of the Pennsylvania group which have been phased-out and consolidated into the Company's headquarters and new East coast configuration and distribution facility which was opened in Canton, MA in the first quarter of 1997.

         Income Tax Provision. The income tax provision in 1998, relates to both domestic and foreign operations of the Company. The tax rate exceeds the expected statutory rates due to the impact of non-deductible goodwill expense. The tax provision in the first half of 1997 related primarily to the Company's United Kingdom operations and certain current state income taxes payable in the United States.

         Net Income. The Company reported net income for the six month periods ended June 30, 1998 and 1997 as a result of the factors described herein, and despite an $809,000 increase in operating losses reported by Elcom Systems, its technology subsidiary.

Liquidity and Capital Resources

         Net cash provided by operating activities for the six month period ended June 30, 1998 was $22.0 million and reflects a net increase in current liabilities of $14.3 million (primarily related to the timing of certain payments) and a $12.1 million decrease in inventory, and is net of a $9.8 million increase in accounts receivable. Net cash used for investing activities was $3.9 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $16.8 million, consisting primarily of repayments under lines of credit.

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

         At June 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $34.6 million and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The United States DFSC facility provides for aggregate borrowings of up to $125 million, with interest payable at prime (8.5% at June 30, 1998) minus 1%. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of June 30, 1998, the Company's borrowings from DFSC on its United States floor plan line of credit were $102.1 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. Approximately one half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 90 days have lapsed. The United States DFSC line of credit is secured by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $50 million, as of June 30, 1998. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (7.25% at June 30, 1998) plus 1.25%. The United Kingdom DFSC facility replaced four separate facilities previously maintained in the United Kingdom. As of June 30, 1998, the Company's borrowings under its United Kingdom DFSC facility were (pound)21.9 million, or $36.6 million, which approximated the Company's availability thereunder. The Base Rate in the United Kingdom has increased from 6% at June 30, 1997 to 7.25% at June 30, 1998.

         The Company is dependent upon the DFSC lines of credit to finance increases in its eligible accounts receivable arising from sales of PC products as well as its United States inventory purchases and, hence, the Company expects that its borrowings under such facilities will need to increase in order to support the Company's anticipated growth. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or be increased to support the Company's requirements. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain financial covenants with respect to the Company's net worth and debt-to-equity ratios, and customary default provisions.

         The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At June 30, 1998, the Company had no borrowings outstanding from IBMCC on this floor plan line of credit.

         As  of  June  30,  1998,   the  Company  had   borrowings   aggregating
approximately $138.7 million outstanding under these borrowing facilities, which approximated its availability thereunder.

         Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company started purchasing selected products directly from certain manufacturers in late 1996. Although the Company's inventory investment imposes certain costs and risks and has increased substantially since late 1996, the Company believes that this investment can improve its delivery time to customers and the quality control of configured systems and, over time, may increase the profitability of the Company. These direct purchasing arrangements have favorably impacted gross profit, particularly in the third and fourth quarters of 1997, as the volume of direct purchases increased significantly over prior quarters and the Company earned substantial direct purchasing rebates and incremental discounts. The Company's purchasing volume in the first half of 1998 supported a reduced level of such rebates and incremental discounts, versus the third and fourth quarters of 1997. There can be no assurances that these manufacturer rebates and discounts will be available in the future, or if available, that the Company will be in a position to purchase the levels of products necessary to receive comparable or increased levels of such rebates and incremental discounts. The Company is working to reduce its inventory levels, particularly in the United States where manufacturers are imposing new restrictions on returns and limiting the availability of price protection. Accordingly, the Company is reevaluating the levels of products it purchases directly and holds in inventory in the United States versus the cost to electronically source items from its primary distribution fulfillment partner for direct shipment to customers or to a Company location. In addition, the Company believes that it can substantially mitigate the risks associated with its additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. The Company also intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators.

         On May 28, 1998, the Board of Directors of the Company authorized the purchase of up to 800,000 shares of common stock to be held as treasury stock specifically for reissuance in connection with acquisitions. The Company purchased 135,019 shares during the second quarter and anticipates that it may acquire additional shares under this authorization from time to time.

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


STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated. Such risks and uncertainties include: availability and terms of appropriate financing, customers' acceptance and usage of the Company's electronic commerce software systems, the impact of competitive technology products, service providers, and PC product pricing, control of expenses, levels of gross profits, revenue growth, changes in manufacturer price protection, return and other policies, availability of PC products, overall business conditions, corporate demand for PC products, the success and timing of fully implementing the Company's Oracle-based management information system and problems associated therewith, risks associated with acquisitions of companies, and the other risks detailed in the Company's 1997 Annual Report on Form 10-K and from time to time in the Company's other reports filed with the SEC, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933. Regarding the Company's evaluation of possible strategic partners and financing alternatives, including those specific to Elcom Systems, there can be no assurance that any strategic alternatives, including any possible arrangements with a strategic partner or a possible sale, merger or financing can be successfully identified or solicited, negotiated, or consummated to the betterment of the Company or the Company's stock price, or what the timing, terms, or ultimate impact of any such arrangement might be.

                                       Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of the Company's stockholders was held on April 28, 1998. Three matters as specified in the Company's Notice of Annual Meeting and Proxy Statement dated March 20, 1998, a copy of which has been previously filed with the Securities and Exchange Commission, were considered, voted upon and approved by the Company's stockholders. The specific results of the voting on the three matters are as follows:

     Proposal I:  Messrs. Robert J. Crowell and William W. Smith were elected to the Board of Directors of the Company, each for a term to expire at the 2000 Annual Meeting, by the following vote:

                                         Number of Shares Voted
                                   -------------------------------
                                      For                Withheld
                                  -----------           -----------
Robert J. Crowell                  18,207,992             60,704
William W. Smith                   18,206,342             62,354

         Following the meeting, each of Messrs. Cordsen, Ortiz, Rousou and Harries also continued as Directors of the Company.


     Proposal II: The Company's stockholders ratified and approved the Company's 1997 Stock Option Plan by the following vote:

                             Number of Shares Voted
          --------------------------------------------------------------------
                For                   Against                 Abstain
          ------------------- ----------------------     --------------------
                 10,003,228         841,775                7,423,693*


         *  Includes 7,273,718 broker non-votes

     Proposal III:The Company's stockholders ratified and approved the Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers by the following vote:

                             Number of Shares Voted
      --------------------------------------------------------------------
                For                  Against              Abstain
         ------------------- -------------------- ---------------------
            17,639,259               581,394                  48,043

Item 5.  Other Information

     On June 30, 1998, J. Richard Cordsen voluntarily resigned his position as a Director of Elcom International, Inc. due to the press of other business matters and the policy of his employer. Mr. Cordsen's resignation was not the result of any disagreement with the Board of Directors or the Company on any matter relating to the Company's operations, policies or practices. Mr. Cordsen's Board seat remains vacant pending evaluation of a potential replacement by the Board of Directors.

     On July 7, 1998, the Company was notified that Local 1499 of the International Brotherhood of Electrical Workers, AFL-CIO filed a petition on behalf of the Company's Canton, Massachusetts warehouse and technical employees for certification of representation. A vote for union representation covering approximately 25 employees in the Eastern configuration and distribution center is scheduled to be held on August 20, 1998. The Company is actively campaigning against union representation in the facility.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         (10.1)   Form of Indemnity  Agreement  for  Executive  Officers  and/or
                  Directors of the Company (1),  with  attached list of Director and/or Executive Officer Indemnitees. (x)(*)
         (10.42)  Amendment to Business Credit and Security  Agreement  between
                  Elcom Services Group, Inc.and Deutsche Financial Services
                  Corporation dated June 24, 1998. (x)
         (27.1)   Financial Data Schedule. (x)
         (27.2)   Restated Financial Data Schedule - Six months ended
                  June 30, 1997. (x)
-------------------
         (1) Previously filed as an exhibit to Registration Statement
             No. 33-98866 on Form S-1 and incorporated herein by reference.
         (x) Filed herewith.
         (*) Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         On June 3, 1998, the Company filed a current report on Form 8-K dated June 2, 1998 concerning a stock repurchase program approved by the Company's Board of Directors on May 28, 1998. Pursuant to the authorization the Company may repurchase up to 800,000 shares of its common stock in the open market or in privately negotiated transactions.

                                                     SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Elcom International, Inc.
                                                      (Registrant)

Date: August 11, 1998                          By: /s/ Laurence F. Mulhern
                                               ----------------------------
                                               Laurence F. Mulhern
                                               Chief Financial Officer
                                               and Treasurer