Form 10-Q
period 1998-09-30
ELCOM INTERNATIONAL INC
filed 1998-11-13
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                       or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number: 000-27376
                                --------------------

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

                                 Yes..X...  No......


The  registrant  had  27,310,723   shares  of  common  stock,  $.01  par  value,
outstanding as of October 30, 1998

                                      INDEX

                         Part I - FINANCIAL INFORMATION




Item 1.  Financial Statements

   Consolidated Balance Sheets as of December 31, 1997
    and September 30, 1998 (unaudited).......................................2

   Consolidated Statements of Operations - Three and Nine Month
    Periods Ended September 30, 1997 and 1998 (unaudited)....................3

   Consolidated Statements of Cash Flows - Nine Month Periods Ended
    September 30, 1997 and 1998 (unaudited)..................................4

   Notes to Consolidated Financial Statements (unaudited)....................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................7

                           Part II - OTHER INFORMATION

Item 1.     None.

Item 2.     None.

Item 3.     None.

Item 4.     None.

Item 5.     Other Information................................................15

Item 6.     Index to Exhibits and Reports on Form 8-K........................15

Signature   .................................................................15


                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   December 31,        September 30,
                                                                                       1997                 1998
                                                                                   --------------      ---------------
                                                                                                        (unaudited)

                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................     $  33,165            $  19,982
  Accounts receivable:
    Trade.......................................................................       154,223              153,347
    Other.......................................................................        32,200               43,108
                                                                                     ---------            ---------
                                                                                       186,423              196,455
    Less - Allowance for doubtful accounts......................................         5,474                5,666
                                                                                     ---------            ---------
                                                                                       180,949              190,789
  Inventory.....................................................................        60,437               42,912
  Prepaids and other current assets ............................................         3,255                4,846
                                                                                     ---------            ---------
      Total current assets.....................................................       277,806              258,529
                                                                                     ---------            ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software................................................        22,118               24,725
  Land, buildings and leasehold improvements....................................         3,402                3,579
  Furniture, fixtures and equipment.............................................         8,579                9,112
                                                                                     ---------            ---------
                                                                                        34,099               37,416
  Less - Accumulated depreciation and amortization.............................         17,649               22,044
                                                                                     ---------            ---------
                                                                                        16,450               15,372
                                                                                     ---------            ---------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
  AMORTIZATION..................................................................        37,812               31,786
                                                                                     ---------            ---------
                                                                                     $ 332,068            $ 305,687
                                                                                     =========            =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit...............................................................      $ 154,714            $ 136,192
  Accounts payable..............................................................         43,271               43,691
  Accrued expenses and other current liabilities. ..............................         19,557               24,070
  Current portion of capital lease obligations..................................            680                  717
  Current portion of long-term debt.. ..........................................             78                   80
                                                                                      ---------            ---------
         Total current liabilities..............................................        218,300              204,750
                                                                                      ---------            ---------
OTHER DEFERRED LIABILITIES......................................................          2,213                2,214
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION...............................            920                  377
LONG-TERM DEBT, NET OF CURRENT PORTION..........................................            332                  314
                                                                                      ---------            ---------
                                                                                          3,465                2,905
                                                                                      ---------            ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized - 10,000,000 shares --
    Issued and outstanding - None...............................................            --                 --
  Common stock, $.01 par value; Authorized-  50,000,000 shares --
    Issued  - 27,218,239 and 27,547,061 shares..................................            272                  275
  Additional paid-in capital....................................................        100,726              101,271
  Retained earnings (deficit)...................................................          9,369               (3,780)
  Treasury stock, at cost - 56,319 and 191,338 shares ..........................           (549)              (1,108)
  Cumulative translation adjustment.............................................            485                1,374
                                                                                       ---------           ---------
     Total stockholders' equity.................................................        110,303               98,032
                                                                                       =========           =========
                                                                                      $ 332,068            $ 305,687
                                                                                       =========           =========

        The  accompanying  notes are an integral  part of these  consolidated financial statements

                            ELCOM INTERNATIONAL, INC
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                               ----------------------      ----------------------
                                                                  1997         1998           1997         1998
                                                               ---------    ---------      ---------    ---------

Net sales.................................................     $ 198,373    $ 194,993      $ 572,809    $ 576,819
Cost of sales.............................................       174,337      175,530        505,879      512,616
                                                               ----------   ----------     ----------   ---------
Gross profit..............................................        24,036       19,463         66,930       64,203
Expenses:
  Selling, general and administrative.....................        17,922        21,837        52,597       58,702
  Research and development................................           350           474           915        1,094
  Restructuring and other related charges.................            --        12,338            --       12,338
                                                               ----------   -----------    ----------   ----------
Total expenses............................................        18,272        34,649        53,512       72,134
                                                               ----------   -----------    ----------   ----------
Operating profit(loss)....................................         5,764       (15,186)       13,418       (7,931)

Interest expense .........................................        (1,390)       (2,162)       (3,639)      (6,327)
Interest income and other, net............................           256           241           972          637
                                                               ----------   -----------    ----------   ----------
Income (loss) before income taxes.........................         4,630       (17,107)       10,751      (13,621)

Provision for (recovery of) income taxes..................         1,218        (2,071)        3,316         (472)
                                                               ----------   -----------    ----------   ----------
Net income (loss).........................................     $   3,412     $ (15,036)     $  7,435    $ (13,149)
                                                               ==========    ===========   ===========  ==========

Basic net income (loss) per share.........................     $    0.13     $   (0.55)     $   0.28    $   (0.48)
                                                               ==========    ===========   ===========  ==========
Basic weighted average shares outstanding.................         27,017       27,356        26,876       27,322
                                                               ==========    ===========   ===========  ==========
Diluted net income (loss) per share.......................     $     0.11    $   (0.55)     $   0.26    $   (0.48)
                                                               ==========    ===========   ===========  ==========
Diluted weighted average shares outstanding...............         29,481       27,356        28,853       27,322
                                                               ==========    ===========   ===========  ==========


Other comprehensive income, net of tax:
Netincome(loss) ..........................................     $    3,412    $ (15,036)     $  7,435    $ (13,149)
  Foreign currency translation adjustments................            303         (956)          439          889
                                                               ----------    ----------    ----------   ----------
Comprehensive income (loss)...............................     $    3,715    $ (15,992)     $  7,874    $ (12,660)
                                                               ==========    ==========    ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                             Nine Months Ended
                                                                               September 30,
                                                                       -------------------------------
                                                                           1997              1998
                                                                       --------------   ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income(loss)...................................................     $   7,435         $  (13,149)
 Adjustments to reconcile net income to net cash provided by operating activities --
  Depreciation and amortization......................................        6,548             16,743
  Provision for doubtful accounts....................................        1,319              2,728
  Other deferred liabilities.........................................          409                 --
  Changes in current assets and liabilities, net of acquisitions --
  Accounts receivable................................................      (21,010)           (10,701)
  Inventory..........................................................      (10,632)            18,122
  Prepaids and other current assets..................................         (244)            (1,637)
  Accounts payable...................................................       29,675               (852)
  Accrued expenses, other current liabilities and other..............      (11,328)             4,132
                                                                           --------           --------
   Net cash provided by operating activities.........................        2,172             15,386
                                                                           --------           --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software.......................       (6,947)            (5,902)
  (Increase) decrease in other assets and deferred costs.............           47             (3,057)
  Purchase of Prophet Group..........................................         (391)                 --
  Purchase of Data Supplies, net of cash acquired....................       (2,660)                 --
  Other investing activities.........................................           37                  --
                                                                           --------           --------
     Net cash used in investing activities...........................       (9,914)            (8,959)
                                                                           --------           --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under lines of credit.....................      15,940            (19,495)
  Repayment of capital lease obligations..............................        (559)              (532)
  Proceeds from stock option exercises ...............................       1,237                547
  Purchase of Treasury Stock .........................................        (183)              (559)
                                                                           --------           --------
     Net cash provided by (used in) financing activities .............      16,435            (20,039)
                                                                           --------           --------
 FOREIGN EXCHANGE EFFECT ON CASH......................................        (592)               429
                                                                           --------           --------
 NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.....................................................       8,101            (13,183)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................      23,259             33,165
                                                                           --------           --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD.............................    $ 31,360          $  19,982
                                                                           ========           ========
 SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid........................................................   $  3,732          $   6,320
                                                                           ========           =========
  Income taxes paid....................................................   $  1,020         $      599
                                                                           ========           =========
 SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations................................   $  1,488          $      --
                                                                           ========           =========
  Acquisition of businesses:
   Fair value of assets acquired.......................................   $  6,332          $      --
   Less cash paid......................................................      1,600          $      --
                                                                           ========           =========
   Liabilities assumed.................................................   $  4,732          $      --
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of operations and cash flows for the periods ended September 30, 1997 and 1998. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's current report on Form 8-K dated December 12, 1997, filed on March 11, 1998, concerning a change in the Company's certifying accountant for its subsidiaries and operations domiciled in the United Kingdom, and a second report on Form 8-K dated June 2, 1998, filed on June 3, 1998, concerning a Company stock repurchase program.

     On June 8, 1998, the Company changed the name of its U.S. PC remarketer subsidiary, Catalink Direct, Inc., to Elcom Services Group, Inc. The change in name is intended to more closely identify the subsidiary with the Company's corporate name. The new name also is more descriptive of the Company's business focus, which includes an expanding range of professional technical and customer services in addition to product supply. The U.K.-based PC remarketer group will continue to operate under the Elcom Group Limited name.

2.    Net Income Per Share

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes revised standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all potential shares of common stock outstanding during the period. As a result, all previously reported earnings per share have been restated.

     Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):

                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,

                                                       -----------------------------    ---------------------------
                                                          1997             1998            1997           1998
                                                       ------------     ------------    -----------    ------------

           Basic
           -------
           Net income (loss).....................      $     3,412      $   (15,036)    $    7,435     $   (13,149)
                                                       ============     ============    ===========    ============
           Weighted average shares outstanding...           27,017           27,356         26,876          27,322
                                                       ============     ============    ===========    ============
           Basic net income (loss) per share.....      $      0.13      $     (0.55)    $     0.28     $     (0.48)
                                                       ============     ============    ===========    ============

           Diluted
           --------
           Net income (loss).....................      $     3,412      $   (15,036)    $    7,435     $   (13,149)
                                                       ============     ============    ===========    ============
           Weighted average shares outstanding...           27,017           27,356         26,876          27,322
           Dilutive effect of stock options......            2,464               --          1,977              --
                                                       ------------     ------------    -----------    ------------
           Weighted average shares as adjusted...           29,481           27,356         28,853          27,322
                                                       ============     ============    ===========    ============
           Diluted net income (loss) per share...      $      0.11      $     (0.55)    $     0.26     $     (0.48)
                                                       ============     ============    ===========    ============

          Weighted average options and warrants to purchase 8,336,836 and 8,306,289 shares of common stock outstanding during the quarter and nine months ended September 30, 1998, respectively, were not included in the computation of diluted earnings per share because of their anti-dilutive effect due to the Company's operating loss. If the Company had generated income from operations, 570,000 and 813,000 dilutive shares would have been included in the weighted average shares outstanding for the three and nine month periods ended September 30, 1998, respectively.

 3.  Comprehensive Income

          Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income components consist of net income and foreign currency translation adjustments.

4.   Restructuring and Other Related Charges

          In August and September, 1998, the Company's senior management approved restructuring plans related to its Elcom Systems, Inc. ("ESI") subsidiary, its Elcom Services Group, Inc. ("ESG") government and educational sales operations and consolidation of certain of its customer support personnel in the U.S. This restructuring entails a workforce reduction of approximately 35 of the Company's U.S. employees.

          As a result of this restructuring, ESI will discontinue maintenance of its Commerce Manager technology and will focus primarily on serving as an electronic commerce-oriented systems integration arm of ESG, thereby enabling ESG with the capability to offer its U.S. and U.K. customers PECOS Procurement Manager, ESI's multi-catalog and multi-vendor electronic ordering and automated procurement management system. In addition, the Company is no longer an Apple Educational Sales Agent and will henceforth concentrate instead on building an educational sales force focused on providing Windows and Intel-based ("Wintel") solutions to the education market in the U.S.

          The total pre-tax charge of $12.3 million is comprised of $900,000 in severance costs, $1 million of estimated liabilities related to acquitting the Company's responsibilities concerning certain existing technology licenses, a $10 million write down to estimated fair market value of certain unrealizable intangible assets related to prior U.S. acquisitions, and $400,000 of other charges. The Company estimates that the restructuring will entail cash expenditures of approximately $1.5 million that will be incurred on a declining basis from the fourth quarter of 1998 through the end of 1999.

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

     In addition to general price reductions by PC manufacturers, the Company believes that its revenues in the first nine months of 1998 were effected by delayed customer purchases in anticipation of further price decreases from major manufacturers, several of which occurred late in the first quarter. Although the Company's unit volume of personal computers shipped to customers showed 13% growth in the first nine months of 1998 compared to the same period last year, these price decreases had a significant effect on the average unit price of personal computers sold and the Company's net sales, when compared to last year. Further, the Company experienced a softening of customer demand in the second half of September 1998, which the Company has attributed to the Asian financial crisis, and the related uncertainties that have impacted many of the Company's customers.

     The Company recently announced a third-quarter restructuring of its operations. The primary restructuring objectives are to centralize and/or better leverage the Company's customer relations support and sales functions and to re-focus its Elcom Systems subsidiary as the electronic commerce-oriented systems integration arm of Elcom Services Group. In connection with this restructuring, the Company has elected not to pursue renewal of its Apple Educational Sales Agent contract, which management deemed to be restrictive.

Elcom Systems, Inc.

     On a stand-alone basis, for the nine-month periods ended September 30, 1998 and September 30, 1997, revenues generated from Elcom Systems' licenses, including associated professional services and maintenance fees, were approximately $2.3 million and $3.9 million, respectively. Consequently, because Elcom Systems' expenses were relatively stable in both periods, its consolidated operating loss (excluding the restructuring and other related charges) increased $1.7 million to $2.3 million during the first nine months of 1998 versus an operating loss of $0.6 million in the first nine months of 1997. The decline in Elcom Systems' revenues reflects the shift in the Company's focus from its Commerce Manager technology to its recently introduced automated Procurement Management technology. As a result of its investigation of several alternatives to appropriately capitalize and allow Elcom Systems to operate as an independent and separate company, the Company has determined that, in light of market conditions, an initial public offering or spin-off to stockholders is not appropriate at this time. As the Company recently announced, Elcom Systems will be restructured to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group, the Company's PC-remarketing and professional services subsidiary.

Salomon Smith Barney Engagement

     On July 23, 1997, the Company announced that its Board of Directors had authorized the engagement of the investment banking firm of Smith Barney Inc. (which subsequently merged with Salomon Brothers Inc. to become Salomon Smith Barney), to assist the Company by coordinating and evaluating options intended to help enable the strategic potential of the Company to be realized. The rapid growth of the Company prior to that time, and the Board of Directors' belief that the Company's stock was undervalued in the marketplace, prompted the Company to take this step. These actions, intended to maximize stockholder value, included evaluating the possible sale or merger of the Company, strategic financing options, and potential strategic partners. Due to the size and scale of the Company's PC remarketing and services business in the United Kingdom and the relative strength of the United Kingdom stock market, particularly for information technology stocks, the Company and Salomon Smith Barney also evaluated alternative options intended to take advantage of this strength, including potential separate transactions for the Company's United Kingdom and United States remarketer businesses.

     The engagement of Salomon Smith Barney, which was scheduled to expire on July 23, 1998, had been extended to allow Salomon Smith Barney to continue its assistance in the ongoing discussions with multiple companies. On September 17, 1998, the Company announced that its Board of Directors voted to continue to build its business as a standalone company and therefore disengaged from its activities with Salomon Smith Barney associated with the evaluation of strategic alternatives for the Company. The Board of Directors decided that none of the preliminary proposals or alternatives potentially available to it at that time were of a structure or amount which, if consummated, would have been in the best interests of its stockholders. The Board of Directors decided, in light of the proposals discussed during the engagement, that the interests of the stockholders would best be served by the Company continuing to develop its business as a stand-alone company. The Company intends to further this objective by soliciting research coverage on the Company, increasing revenue momentum in the United States and United Kingdom marketplaces, focusing on broadening its range of professional services and providing electronic PC product fulfillment solutions to its customers. The Company also intends to use its electronic commerce systems, integrated with its information systems, to increase operational efficiencies.

     The Company is not engaged currently in any substantive discussions or negotiations, although it intends to have discussions if appropriate with relevant and qualified companies to investigate possibilities to increase stockholder value. The Company remains contractually committed to Salomon Smith Barney for one year in the event a transaction is consummated with certain parties. As appropriate, the Company also intends to acquire additional companies either to expand its customer base and the use of PECOS or to complement its Elcom Systems PECOS technologies, although there can be no assurances as to the success or timing of any such acquisitions.

Year 2000 Compliance

     As further described elsewhere herein, the Company has implemented an Oracle-based year 2000 compliant management information system ("MIS") in the United States. In the United Kingdom, the Company has implemented a year 2000 compliant upgrade to its Computer Associates International, Inc. software system which operates on an IBM AS-400 hardware platform. Due to the extended time frame of the United States Oracle-based system implementation, and related ongoing enhancements, the Company has deferred implementation of the Oracle-based system in the United Kingdom and has also deferred implementation of a new warehousing system in the United States and is using its Oracle-based, year 2000 compliant, warehousing system. In 1999, the Company will reassess implementation of its Oracle-based system in the United Kingdom as well as its new warehousing system in the United States. The Company's near term MIS efforts will continue to be focused on additional enhancements to its systems, including ensuring the Company remains current in applying any software "patches" issued by its software vendors to address any year 2000 compliance issues. The Company has been assured by its key electronic trading partners that their information system applications either are, or will be, year 2000 compliant before issues may arise. The Company's PECOS.net family of electronic commerce technology applications have been developed in a year 2000 compliant fashion.

Results of Operations

Quarter ended September 30, 1998 compared to the quarter ended September 30, 1997.

     Net Sales. Net sales for the quarter ended September 30, 1998 were $195.0 million versus $198.4 million in the same period of 1997, a decrease of $3.4 million, or 1.7%. Net sales of the Company's United Kingdom-based operations decreased slightly to $73.4 million in the 1998 quarter from $73.9 million in the third quarter of 1997. Net sales in the United States were $121.6 million in the 1998 quarter versus $124.5 million in the quarter ended September 30, 1997, a 2.3% decrease. The decrease in net sales in the United States reflects the impact of several factors, including increased price competition in the marketplace and the residual impact on sales momentum of the Company's November 1997 United States implementation of its Oracle-based management information system. The Company also believes that the decrease in net sales is partially attributable to substantial price reductions of PC systems made by manufacturers, which has not been completely offset by a slight increase in units shipped by the Company in the 1998 quarter versus the 1997 quarter.

     Gross Profit. Gross profit for the quarter ended September 30, 1998 was $19.5 million versus $24.0 million in the 1997 quarter. Gross profit as a percent of net sales decreased from 12.1% in the 1997 quarter to 10.0% in the 1998 quarter reflecting the impact of a decrease in direct purchasing volume, coupled with a decrease in vendor funding and incremental discounts available to the Company as well as increased price competition in the marketplace. The decrease in the gross profit percentage in the third quarter of 1998 to 10.0% from the 11.8% achieved in the second quarter of 1998 also reflects a decrease in the level of manufacturer funding and incremental discounts available to the Company as well as increased price competition in the marketplace. The United Kingdom group is authorized to "distribute" certain product lines to other PC remarketers and these sales which are at lower margins than sales to end users, have increased, thereby lowering overall gross profit margins.

     The Company anticipates that a certain level of ongoing direct purchasing volume and targeted growth in higher margin professional services revenues should mitigate a portion of the product gross margin decline expected to be associated with a relative reduction in the level of direct purchases as well as a planned expansion of sales to high volume corporate accounts. However, due to ongoing modifications in manufacturer policies concerning the time frame for and/or availability of price protection and product return privileges, the Company has substantially reduced inventory levels and is reevaluating the level of products it purchases directly and holds in inventory in the United States versus the cost of electronically sourcing items from its primary distribution fulfillment partner for direct shipment to customers or to a Company location.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 1998 increased to $21.8 million from $17.9 million in the 1997 quarter, an increase of $3.9 million, or 22%. This increase is related primarily to the Company's incremental investment in sales and technical services personnel, as well as administrative and operational infrastructure to support the anticipated future growth of both the Company's remarketer and professional services business segments. The Company's recently implemented, year 2000 compliant Oracle-based information system in the United States is functional and is being augmented to enable the Company to operate more efficiently. Towards the end of the second quarter, certain improvements with respect to a number of sales and operational aspects of the system were accomplished and efforts to further improve the effectiveness of the system are continuing. The Company anticipates that this system will provide an information systems backbone to help increase the productivity of sales and operational personnel and to achieve more timely and precise information reporting. Due to the anticipated length of time required to complete the implementation of the United States information system, in the second quarter of 1998 the Company revised its strategy with respect to implementation of the system in the United Kingdom. The Company is working with Computer Associates International, Inc., its United Kingdom software vendor, and during October implemented an upgrade to its existing software systems which upgraded the software systems to be year 2000 compliant for the Company's United Kingdom operations. During 1999, the Company will reassess implementing its Oracle-based information system in the United Kingdom.

     Overall, selling, general and administrative expenses increased as a percentage of net sales for the quarter ended September 30, 1998 to 11.2%, from 9.0% in the comparable 1997 quarter, reflecting the impact of a slight decrease in net sales, as well as the Company's ongoing investment in sales and technical personnel and selling, general and administrative infrastructure.

     Research and Development Expenses. Research and development expenses consist primarily of the cost of research and development personnel and independent contractors. Research and development expenses for the quarter ended September 30, 1998 increased to $474,000 from $350,000 in the comparable 1997 quarter. The Company believes that ongoing investments in research and development are required to remain competitive in the electronic commerce software industry and the Company expects to continue investing significant amounts therein. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS.net technologies, primarily focusing on the PECOS.pm technology, certain aspects of which were acquired in 1997.

     Restructuring and Other Related Charges. In September, 1998, the Company restructured Elcom Systems, its electronic commerce technology subsidiary, to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group. In connection with the Elcom Systems restructuring, the Company has recorded a total charge of approximately $4.2 million, consisting of $800,000 of severance costs, a write-down to estimated net realizable value of $2.1 million of unrealizable intangible assets, and approximately $1.3 million in other estimated expenses and asset write downs.

     In August 1998, the Company restructured Elcom Services Group's education sales operations and in September consolidated certain of its customer support personnel in the United States. The total charge related to the Elcom Services Group restructuring is approximately $8.1 million, consisting of approximately $100,000 of severance costs, a write-down to estimated net realizable value of $7.0 million of unrealizable intangible assets and approximately $1 million in other related expenses and asset write downs.

     Interest Expense. Interest expensefor the quarter ended September 30, 1998 increased to $2.2 million from $1.4 million in the comparable period of 1997. Interest expense in both years relates to floor plan line of credit borrowings which increased significantly in 1998 over 1997 in support of the Company's balances of inventory and accounts receivable, and also reflects increased interest rates in the United Kingdom in 1998 versus

1997. The Base Rate in the United Kingdom has increased from 7% at September 30, 1997 to 7.25% at September 30, 1998.

     Interest Income and Other, Net. Interest income and other, net, for the quarter ended September 30, 1998 decreased to $241,000 in the 1998 quarter from $256,000 in the 1997 quarter, reflecting a decrease in the Company's average invested cash balances.

     Income Tax Provision(Recovery). The recovery of income taxes in 1998 is primarily related to the Company's net operating loss generated in the third quarter of 1998. The level of benefit reflects the non-deductible nature of the majority of intangible assets written down in the restructuring, and is net of certain current state income taxes provided. The tax provision in the 1997 quarter related primarily to the Company's United Kingdom operations and certain current state income taxes payable in the United States.

     Net Loss. The Company reported a net loss for the quarter ended September 30, 1998 as a consequence of the results of the factors described herein, primarily due to the restructuring and other related charges.

Nine months ended September 30,1998 compared to the Nine months ended September 30, 1997.

     Net Sales. Net sales for the nine months ended September 30, 1998 increased to $576.8 million from $572.8 million in the same period of 1997, an increase of $4.0 million. Net sales in the United States were $345 million in the first nine months of 1998 versus $356 million in the nine months ended September 30, 1997, a 3% decrease, which reflects relatively soft demand in the United States in the first quarter of 1998, as well as the other factors described in the quarterly and overview discussions above. Net sales of the Company's United Kingdom-based operations increased to $232 million from $217 million in the first nine months of 1998, an increase of $15 million or 7%.

     Gross Profit. Gross profit for the first nine months of 1998 decreased to $64.2 million from $66.9 million in the first nine months of 1997, a decrease of $2.7 million, or 4%. Gross profit, as a percent of net sales decreased from 11.7% in the first nine months of 1997 to 11.1% in the first nine months of 1998. The lower gross profit percentage in 1998 reflects a decrease in the Company's direct purchasing volume, increased price competition in the market place and an increase in the proportion of the United Kingdom Group's distribution sales, as well as the other factors described in the quarterly and overview discussions herein.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased to $58.7 million from $52.6 million in the nine months ended September 30, 1997, an increase of $6.1 million, or 11.6%. This increase is attributable primarily to the increase in the Company's work force, particularly in sales and professional services personnel, as well as continued investment in administrative infrastructure to support its anticipated future growth. Selling, general and administrative expenses increased as a percentage of net sales for the nine months ended September 30, 1998 to 10.2%, from 9.2% in the comparable period of 1997.

     Research and Development Expenses. In the first nine months of 1998, research and development expenses have remained relatively constant with the 1997 period. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS technologies, including the recently acquired aspects of the PECOS.pm technology.

     Restructuring and Other Related Charges. Please refer to the quarterly and overview discussions herein.

     Interest Expense. Interest expense for the nine month period ended September 30, 1998 increased to $6.3 million from $3.6 million in the comparable period of 1997. Interest expense in both years relates to floor plan line of credit borrowings which increased significantly in 1998 over 1997 in support of the Company's balances of inventory and accounts receivable, and also reflects increased interest rates in the United Kingdom in 1998 versus

1997. The Base Rate in the United Kingdom has increased from 7% at September 30, 1997 to 7.25% at September 30, 1998.

     Interest Income and Other, Net. Interest income and other, net, for the nine month period ended September 30, 1998 decreased to $637,000 from $972,000 in the same period of 1997. Other income in 1997 includes proceeds of $389,000 resulting from the sale of the Bristol, PA rental division in March 1997, net of certain redundant operating and severance expenses of the Pennsylvania group which have been phased-out and consolidated into the Company's headquarters and East coast configuration and distribution facility which was opened in Canton, MA in the first quarter of 1997.

     Income Tax Provision(Recovery). The income tax benefit in 1998 relates primarily to domestic operations of the Company. The tax rate of the benefit is less than the expected statutory rate due to the impact of non-deductible goodwill expense and also is net of a provision in the United Kingdom, as well as a provision for certain current state income taxes. The tax provision in 1997 related primarily to the Company's United Kingdom operations and certain current state income taxes payable in the United States.

     Net Loss. The Company reported a net loss for the nine months ended September 30, 1998 as a consequence of the results of the factors described herein, primarily due to the restructuring and other related charges.



Liquidity and Capital Resources

     Net cash provided by operating activities for the nine month period ended September 30, 1998 was $15.4 million and reflects a depreciation charge of $16.7 million, a net increase in current liabilities of $3.3 million and an $18.1 million decrease in inventory, and is net of a $10.7 million increase in accounts receivable. Net cash used for investing activities was $9.0 million, consisting primarily of additions to property, equipment and software, and increases in deferred tax assets. Net cash used in financing activities was $20.0 million, consisting primarily of repayments under lines of credit. The decrease in cash balances from year end 1997 and June 30, 1998 primarily relates to the timing of payments of certain operational liabilities.

     Net cash provided by operating activities for the nine month period ended September 30, 1997 was $2.2 million, and reflects a net increase in current liabilities of $18.4 million (primarily related to the timing of certain payments) and is net of both a $21.0 million increase in accounts receivable, resulting from the Company's increase in net sales during the 1997 period, and a $10.6 million increase in inventory related to the Company's manufacturer direct purchasing arrangements which were instituted in the United States in 1997. Net cash used for investing activities was $7.9 million, consisting of $4.9 million in additions to property, equipment and software and $3.0 million related to acquisitions. Net cash provided by financing activities was $11.2 million, including $782,000 in proceeds from the exercise of stock options and a $10.8 million net increase in borrowings under floor plan lines of credit.

     At September 30, 1998, the Company's principal sources of liquidity included cash and cash equivalents of approximately $20.0 million, accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). The United States DFSC facility provides for aggregate borrowings of up to $120 million, with interest payable at prime (8.25% at September 30, 1998) minus 1%. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of September 30, 1998, the Company's borrowings from DFSC on its United States floor plan line of credit were $103.3 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. Approximately one half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 90 days have lapsed. The United States DFSC line of credit is secured by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pounds)30 million, or approximately $50 million, as of September 30, 1998. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (7.25% at September 30, 1998) plus 1.25%. The United Kingdom DFSC facility replaced four separate facilities previously maintained in the United Kingdom. As of September 30, 1998, the Company's borrowings under its United Kingdom DFSC facility were (pounds)19.4 million, or $32.9 million, which approximated the Company's availability thereunder.

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

     The Company also has a$9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At September 30, 1998, the Company had no borrowings outstanding from IBMCC on this floor plan line of credit.

     As  of  September  30,  1998,  the  Company  had   borrowings   aggregating
approximately $136.2 million outstanding under these borrowing facilities, which approximated its availability thereunder.

     Based upon ongoing analyses, and therequirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company began purchasing selected products directly from certain manufacturers in late 1996. Although the Company's inventory investment imposes certain costs and risks and has increased since late 1996, the Company believes that this investment can improve its delivery time to customers and the quality control of configured systems and, over time, may increase the profitability of the Company. These direct purchasing arrangements favorably impacted gross profit, particularly in the third and fourth quarters of 1997, as the volume of direct purchases increased significantly over prior quarters and the Company earned substantial direct purchasing rebates and incremental discounts. The Company's direct purchasing volume and the policies of manufacturers in the first nine months of 1998 supported a reduced level of such rebates and incremental discounts, versus the third and fourth quarters of 1997. There can be no assurances that these manufacturer rebates and discounts will be available in the future, or if available, that the Company will be in a position to purchase the levels of products necessary to receive comparable or increased levels of such rebates and incremental discounts. During 1998, the Company has reduced its inventory levels, particularly in the United States, where manufacturers have modified various policies regarding returns and limiting the time frame and/or availability of price protection on products held in inventory. Accordingly, the Company is reevaluating the levels of products it purchases directly and holds in inventory in the United States versus the incremental cost to electronically source items from its primary distribution fulfillment partner for direct shipment to customers or to a Company location. The Company believes that it can substantially mitigate the risks associated with its inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. The Company intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators.

     On May 28, 1998, the Board of Directors of the Company authorized the purchase of up to 800,000 shares of common stock to be held as treasury stock specifically for reissuance in connection with acquisitions. The Company purchased 135,109 shares under this authorization through September 30, 1998 and anticipates that it may acquire additional shares from time to time.

     The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, capital leases, and restructuring related liabilities. Future growth of the Company will require ongoing investment in property, equipment and software.

     The Company believes that its cash and cash equivalents, together with its existing sources of liquidity, will be sufficient to meet its working capital and capital expenditure requirements for the next year so long as its financing sources continue to make lines of credit available. However, as the Company's business strategy includes growth through acquisitions, additional sources of financing may be required to accomplish the Company's growth plans.


STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially from those anticipated. Such risks and uncertainties include: availability and terms of appropriate working capital and/or other financing, short-term interest rate fluctuations, customers' acceptance and usage of the Company's electronic commerce software systems, the impact of competitive technology products, professional service providers, and PC product pricing, control of expenses, levels of gross profits, revenue growth, changes in manufacturer's price protection, return and other policies, availability of PC products, overall business conditions, corporate demand for PC products, the success and timing of fully implementing the Company's Oracle-based management information system and problems associated therewith, risks associated with acquisitions of companies, and the other risks detailed in the Company's 1997 Annual Report on Form 10-K and from time to time in the Company's other reports filed with the SEC, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

                          Part II - Other Information

Item 5.  Other Information

     On September 17, 1998, the Company's Board of Directors voted unanimously to elect James G. Jameson as a Director of Elcom International, Inc. Mr. Jameson's election to the Board of Directors fills the vacancy left upon the June 30, 1998 resignation of former Director, J. Richard Cordsen. Mr. Jameson is also the President and Chief Executive Officer of Elcom Services Group's United States operations.

     A vote for union representation covering approximately 25 employees at Elcom Services Group's Eastern configuration and distribution center was held on August 20, 1998. The results of the vote were 17 votes against union representation and 7 votes for union representation. Accordingly, union representation was not approved.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         (10.43)  Salomon Smith Barney Extension and Termination. (x)
         (27.1)   Financial Data Schedule. (x)
         (27.2)   Restated Financial Data Schedule - Nine months ended
                  September 30, 1997. (x)
------------------

         (x)      Filed herewith.
         (*)      Management contract or compensatory plan or arrangement.






                                                         SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Elcom International, Inc.
                                                        (Registrant)

Date: November 12, 1998                   By:      /s/  Laurence F. Mulhern
                                          ----------------------------------
                                          Laurence F. Mulhern
                                          Chief Financial Officer and Treasurer