Form 10-K405
period 1998-12-31
ELCOM INTERNATIONAL INC
filed 1999-03-30
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                     For the Fiscal Year Ended December 31, 1998
                                       or
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

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
           Securities Registered pursuant to Section 12(g) of the Act:

                                                     Name of exchange
           Title of each class                       on which registered
           -------------------                       --------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on The Nasdaq Stock Market on March 23, 1999, was approximately $65,528,000. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 10% or more of the registrant's common stock are affiliates of the registrant.

     The registrant had 27,416,000 shares of common stock, $.01 par value, outstanding as of March 23, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 1999 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business

Overview

     Elcom  International,   Inc.  (the  "Company")  develops  and  licenses
automated procurement software applications enabling the conduct of interactive electronic commerce and, through its PC remarketing subsidiaries, uses versions of its technology as well as Internet-based technology to support the sale and marketing of PC products, the source of substantially all of the Company's net sales since inception. Through elcom.com, inc., its technology subsidiary, the Company developed its PECOS(R) (Personal Electronic Catalog and Ordering System) technologies which enable companies to communicate, market, sell and buy various goods and services electronically. The Company licenses its PECOS technology product line to companies in a broad range of industries.

elcom.com, inc.

     The software division of elcom.com, inc. ("elcom.com", formerly Elcom Systems, Inc.) the Company's technology and Internet-based sales subsidiary, develops and licenses standalone, intranet and Internet-based applications which automate internal and external purchasing systems for businesses through the computerization of front-end electronic catalogs and ordering as well as multiple back-office purchasing processes. Beginning in March 1999, elcom.com began operating an Internet on-line storefront where it markets and sells over 62,000 PC products to businesses and consumers. During 1999, elcom.com also intends to launch an integrated Internet auction site at www.elcom.com and also to add office supplies and other business supply-oriented products to its product offerings. elcom.com intends to capitalize on the Company's experience in electronic commerce to become a leading Internet-based supplier of these multiple commodity-type products to businesses in the U.S. elcom.com is a wholly-owned subsidiary of Elcom Services Group, Inc. (formerly Catalink Direct, Inc.), itself a wholly-owned subsidiary of Elcom International, Inc. (Nasdaq:ELCO).

     elcom.com has introduced and continues to develop electronic commerce applications to meet the business objectives of organizations seeking to leverage electronic commerce to extend market reach, reduce operating expenses and enable new service offerings. These applications direct and manage electronic communications between trading partners' systems for the buying and selling of goods and services and are built upon the Company's PECOS distributed processing framework which provides secure and reliable transaction processing over networks including intranets, extranets and the Internet. The Company's PECOS product line has been designed to be year 2000 compliant and can support large numbers of end-user customers, products, suppliers and transactions. The Company's transaction server middleware provides a fully scaleable foundation for robust system performance and high transaction capacity.

     elcom.com's   original  PECOS   technology,   PECOS  Commerce   Manager
("PECOS.cm") provides selling organizations with the ability to support direct electronic linkages with their customers, providing automation of sales order processing utilizing personal computers and networking infrastructure. PECOS.cm supports a number of deployment alternatives that include Windows, Java or HTML operating in conjunction with standard browser applications. The Windows-based client combines a convenient, easy-to-use, interactive, graphical user interface and robust front-end client, with an integrated back-end information and order transaction processing server system operating on UNIX or NT-based platforms. In the third quarter of 1998, the Company discontinued general maintenance of PECOS.cm and introduced PECOS.web, an Internet-based ordering and information system with a majority of the functionality of PECOS.cm, to its customers. elcom.com's buy-side solution, PECOS Procurement Manager ("PECOS.pm"), was announced in 1997 and enhanced during 1998 to provide companies with the ability to automate internal procurement processes related to commodity products. PECOS.pm assists organizations in their implementation of procurement best practices, which can result in reduced order processing costs, consolidation of vendors, and the implementation of new service capabilities, such as desktop ordering and just-in-time purchasing. PECOS.pm is deployed as an intranet-based technology, which interfaces with a company's existing management information system infrastructure and enables electronic ordering with participating vendors. Based upon customer-defined controls, PECOS.pm supports workflow processes as requisition routing and approval, electronic order placement and automated payment processing. PECOS.pm version 3.0 is under license at several customer sites, and the Company intends to accelerate further development of PECOS.pm.

Elcom Services Group

     The Company uses its PECOS technologies through Elcom Services Group, Inc.(R) ("Elcom Services Group", formerly Catalink Direct, Inc.), to market and sell PC-related products to business customers and has generated substantially all of the Company's net sales. Elcom Services Group's use of PECOS.cm represented the first utilization of this technology and the Company believes that its PECOS.cm and PECOS.web systems differentiate Elcom Services Group from other PC remarketers. Elcom Services Group commenced operations in December 1993, and experienced rapid growth through the end of 1997. The Company achieved its growth by offering its PECOS.cm technology to its Elcom Services Group customers and by various marketing efforts, including the expansion of its direct sales force nationwide and by the acquisition of six PC remarketers. The Company's PC remarketer acquisition strategy included utilizing an acquired company's sales force to offer PECOS.cm to prospective customers in those new markets and, over time, to transition the acquired company's customers to the PECOS.cm system, thereby generating increasing revenues transacted through the PECOS.cm system. A portion of the Company's revenues continue to be generated by several companies acquired by the Company which have not converted their customers' orders to transact through PECOS.cm or PECOS.web and these entities continue to use, in whole or in part, traditional methods of selling and order taking.

     In addition to PECOS.cm and PECOS.web, during 1999, Elcom Services Group intends to offer its customers PECOS.pm, the Company's automated procurement system, thereby providing its corporate customers with the ability to consolidate suppliers and reengineer their internal procurement practices for commodity items including PCs and related products and services. Although there can be no assurances as to the ultimate timing, capabilities, or success of the PECOS.pm technology, management believes that by providing PECOS.pm to existing and prospective customers, Elcom Services Group's sales force can be empowered with a significant competitive differentiation in the PC remarketing marketplace with the intent to improve Elcom Services Group's customer penetration as well as providing service-oriented solutions to its business partners' needs.

     Elcom Services Group offers over 23,000 products manufactured by leading companies such as Compaq, IBM, Toshiba, Hewlett-Packard and Apple through PECOS.cm and 62,000 products through PECOS.web. The Company is currently finalizing development of a version of PECOS.web for use by its United Kingdom subsidiary. Several product manufacturers have paid marketing fees to Elcom Services Group to advertise their products in PECOS.cm and PECOS.web. Orders placed through PECOS.cm and PECOS.web for products which are in stock generally are fulfilled from the inventory of Elcom Services Group or one of Elcom Services Group's Distribution Fulfillment Partners ("DFPs"), which include Ingram Micro, Inc., and Tech Data Corporation, two of the largest PC product distributors in the world (See "- Fulfillment/Logistics/Information Systems"). Elcom Services Group also offers a wide range of professional services to its customers, and has recently increased its focus on attempting to grow this business segment. Elcom Services Group operates seven Field Sales and Support Offices ("FSSO") in the U.S. and seven in the U.K., and maintains configuration and distribution facilities in Canton, MA; Irvine, CA; and Langley, Berkshire, U.K. The Company also utilizes an outsourced facility in Hartford, CT, and maintains a distribution warehouse in Hounslow, Middlesex, U.K.

Shoplink Incorporated

     In 1996, the Company licensed its technology to ShopLink Incorporated ("ShopLink") and invested a nominal amount in it. ShopLink is a provider of PC-based shopping services whereby consumers are able to use PECOS technology to conveniently purchase groceries, health and beauty care products and other home consumable products and services and receive direct deliveries from ShopLink's product consolidation center or product fulfillment partners to their homes or other specified locations. As further discussed in the Notes to Consolidated Financial Statements contained elsewhere herein, in

September 1997, the Company sold options to acquire its 5% equity ownership interest in ShopLink, which can be exercised through March 31, 1999.

Electronic Commerce Overview

     Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and process commercial information and to conduct and record transactions electronically. Historically, the vast majority of electronic commerce has been conducted using electronic data interchange ("EDI") technologies, which typically has involved the interchange of information between large trading partners and can be both complex and expensive to establish. More recently, PC-based and network technologies have enabled electronic commerce to be conducted through PCs using common carrier networks such as those operated by AT&T, MCI WORLDCOM, Inc., Sprint Communications Company, L.P., and others, or over a public network such as the Internet. The Company believes interest in conducting business through Internet-based commerce is rapidly growing as the marketplace becomes more aware of emerging Internet technology and of the advantages that can be offered to businesses and consumers in the form of low cost communications, reduced transaction time, and widespread user access.

         The Company's PECOS product line currently operates on common carrier networks, intranets and over the Internet. The commercial market for electronic commerce-oriented products and services designed for use with internetworks (i.e. intranet, Internet, extranet) has recently started to expand.

elcom.com, inc.

     The Elcom Systems division of elcom.com, inc., develops and licenses intranet and Internet-based applications which automate the external and internal purchasing systems for businesses through the computerization of front-end ordering and back-office purchasing processes. Beginning in March 1999, elcom.com launched an Internet on-line storefront site at www.elcom.com where it markets and sells over 62,000 PC products to businesses and consumers, and intends to offer office supplies and other products, 24 hours a day, seven days a week and be a leading supplier of these multiple commodity-type products, primarily to businesses. elcom.com also plans to launch an auction site as part of its Internet-based business-to-business storefront.

     In 1999, Elcom International transferred various assets and personnel to elcom.com to ensure that all technology resides in one company and to provide a substantial hardware platform on which to host its Internet-based on-line storefront and provide an information systems foundation for its planned hosting of web-based automated procurement systems for businesses, targeted to be introduced during 1999.

     As acceptance of the Internet continues to accelerate as an electronic medium to purchase products on-line and as intranets are used more by companies to disseminate information internally, companies are seeking to streamline their procurement and purchasing processes to achieve internal cost savings while concurrently increasing productivity. Companies are looking to "employee facing" browser-based applications to provide empowerment on the desktop to allow employees to automate the purchasing processes for commodity-type products with virtually no paperwork involved. Companies can now deploy applications on intranets available to all corporate personnel, that connect them to the company's suppliers' information, vendors and other providers through a single "one-stop-shop" intranet-based system such as the Company's PECOS.pm system.

     Through its Elcom Systems software division, elcom.com's business strategy includes being a provider of "buy-side" Internet and intranet-based automated procurement systems ("APS"). The Company also intends to license PECOS.pm to customers of Elcom Services Group and other companies and currently has PECOS.pm technology licenses with three companies.

     Internet-based on-line sales of products are rapidly expanding. While forecasts vary, one international research firm estimates that $43 billion of products were sold over the Internet in 1998 with several firms forecasting substantial growth over the next several years. When the Internet becomes readily available to virtually all PC users over the next several years, many forecasters expect on-line purchasing to become a widespread sales channel for many products sold worldwide.

     elcom.com's  Internet sales site became  operational during March 1999, and the Company intends to transition as much of the organization's commodity-type PC remarketer customers as possible to elcom.com which will operate using an Internet-based model supported by the Company's existing customer support infrastructure; however, the Company also intends to service its traditional customers, which require a full range of services through its remarketer subsidiaries. elcom.com intends to outsource much of its support-oriented infrastructure requirements to the Company's full-service remarketer subsidiaries and believes that its future personnel needs will be drawn first from these entities.

     elcom.com will leverage the Company's proprietary automated sourcing technology which, in the U.S., connects with Ingram Micro and Tech Data, two of the world's largest PC distributors. This automated sourcing technology allows the Company to have a multi-billion dollar on-line inventory available to its customers and to offer one of the broadest selections of personal computer products in the industry, with same-day shipping for most non-configured systems. The Company expects to investigate outsourcing many of its activities to third parties such as Ingram Micro or Tech Data.

     elcom.com expects to generate revenues from multiple sources, including sales from its Internet reselling site with products generally drop shipped to customers by the Company's DFPs; product and manufacturer advertising on its web site; licensing of PECOS.pm to companies and associated professional services; and through consulting and hosting services.

elcom.com Technologies

     PECOS.pm enables intranet-based automated purchasing at the desktop by individual users and creates a "full-circle" procurement system which automates electronic catalog and product presentation from multiple suppliers, electronic ordering, and also automates the internal, typically manual processes, required to identify and select products, check pricing and availability, and place orders with approved suppliers. In addition, PECOS.pm can provide an automated internal routing and approval process, with audit trail, for tracking orders. For companies which support Electronic Data Interchange ("EDI"), PECOS.pm provides for three-way purchase order, invoice and receipt matching and EDI-based financial settlement. By automating paper-based, manual systems in the purchasing process, PECOS.pm can significantly reduce a customer's internal costs and product delivery cycle times, while increasing efficiencies and productivity. PECOS.pm also allows clients to negotiate vendor discounts by aggregating purchases with preferred strategic suppliers. The Company believes that companies spend as much as $125 or more to process a purchase order through delivery of product, but can reduce that expense to as little as $10 to $20 through automation via PECOS.pm.

     PECOS.cm, the Company's original client/server technology, preceded PECOS.pm (which utilizes some of the same technology) and was licensed to 11 customers between 1994 and 1998 in countries ranging from Australia to the Netherlands. The PECOS.cm technology represented the technological foundation for the Company and the Company holds one patent on certain aspects of this technology.

Elcom Services Group

     Elcom Services Group, Inc. (formerly Catalink Direct, Inc.), the Company's full service PC remarketer and professional services subsidiary, utilizes the PECOS.cm and PECOS.web technologies to support the sale and marketing of PC-related products and services electronically. The Company commenced commercial operations in December 1993, and consummated the acquisitions of Catalink Direct (Connecticut), Inc. (formerly known as Computer Specialties, Inc.) ("CDCI") in 1994, and Catalink Direct (Pennsylvania), Inc. (formerly known as Computerware, Inc.) ("Computerware") and a group of companies which owned a U.K. remarketer of PC products known as Lantec Information Services ("Elcom Group U.K.") in 1995, each of which initially operated as a wholly-owned subsidiary of Elcom Services Group. CDCI (as of December 31,1995) and Computerware (as of December 31, 1997) were merged into Elcom Services Group, and are no longer separate entities. In February 1996, the Company completed the acquisition of AMA (U.K.) Limited ("AMA"), a U.K.-based remarketer of PC products, which was accounted for as a pooling of interests. In December 1996, Elcom Services Group acquired Prophet Group Limited, a U.K.-based PC remarketer, which was accounted for as a purchase. On February 21, 1997, Elcom Services Group acquired Data Supplies Limited, a U.K.-based PC remarketer, which was accounted for as a purchase. Elcom Services Group's acquisition strategy is to utilize an acquired company's sales force to offer its PECOS technology to prospective customers in those new markets and to transition an acquired company's customers, over time, to its PECOS technology.

     Elcom Services Group's PECOS.cm and PECOS.web Systems. Elcom Services Group's PECOS.cm system is a proprietary, Windows-based interactive and integrated electronic catalog and interactive ordering system that takes advantage of Windows' graphical user interface. PECOS.cm is loaded on the hard disk drive of the customer's PC and "senses" the hardware and color display capabilities of the customer's PC system and displays one or more messages, if necessary, to allow the customer to maximize the sound (if available) and color display capabilities of their PC system to enhance displayed images. PECOS.cm operates in a client/server architecture as an "electronic" catalog with interactive and integrated communications and ordering capabilities. Click-on icon commands allow customers to "browse" through visual display pages to view product images and information in varying levels of detail or to search the product pricing and description databases and, using various parameters and criteria, compare and select products. When combined with the Company's transaction-based, back-end server systems, which communicate with the Company's and its primary DFPs' inventory systems, PECOS.cm is a "full-circle" electronic commerce system. In order to take better advantage of the Internet, Elcom Services Group has discontinued general maintenance of, and de-emphasized, PECOS.cm, although it continues to be fully operational, and is now focusing on its PECOS.web Internet ordering and information system. Introduced in August 1998, PECOS.web offers many of the same benefits as PECOS.cm, but does not impose any technology requirements other than Internet access which allows Elcom Services Group's customers to more easily conduct electronic commerce with the Company. The Company is currently finalizing development of a version of PECOS.web for use by its United Kingdom subsidiary.

     Products selected for purchase are copied automatically to a purchase list or requisition form with all pertinent information and when finalized, PECOS.cm and PECOS.web can display the order in purchase order format, listing all product information, part numbers, and related information. After customers have reviewed and compiled their requisitions or orders (and optionally, circulated them internally for approval using their electronic mail system), customers can then electronically place those orders directly to Elcom Services Group's computer system using PECOS.cm or PECOS.web. For orders to be fulfilled through the Company or its primary DFPs, PECOS.cm and PECOS.web concurrently communicate with the applicable computer system(s), checking product availability and other information, and displays this information and confirms the order to the customer in real-time.

     To initiate an order, the customer enters his or her confidential password authorization, and PECOS.cm automatically initiates a communications link ("Commlink") via modem over a toll-free number or the Internet to Elcom Services Group's back-end transaction server system allowing information to be exchanged in real-time between the client (the front-end client interface on the customer's PC) and the server (the back-end transaction server systems at the Company). Commlinks using PECOS.cm typically last one to three minutes, depending on the extent of product data updates which are necessary, with order-oriented information being exchanged concurrently between the computer systems of the Company and/or its primary DFPs. Elcom Services Group utilizes comprehensive electronic links with its primary DFPs and electronic links are being pursued with other DFPs. During periodic Commlinks using PECOS.cm, product information on the customer's hard drive also is updated automatically to reflect changes, such as new products and pricing revisions, new PECOS.cm electronic mail messages, and other information updates, unless it has been so long since that customer's last Commlink that it is determined that it would be more expedient to send that customer a new set of PECOS.cm disks, or urge the customer to use PECOS.web.

     In the case of PECOS.web, a customer logs into the appropriate Internet site and uses their confidential password to establish a Commlink (computer connection) with the Company's server systems. Thereafter, they are working on-line with real time information and ordering. PECOS.web, using the

Internet, accomplishes most interactive functions in seconds. PECOS.cm is currently supporting over $2.5 million in sales at Elcom Services Group per month in the U.S. and U.K. PECOS.web, Elcom Services Group's Internet ordering and information system which was introduced in the third quarter of 1998, is currently supporting over $1.5 million in sales per month in the U.S.

     In addition to introducing PECOS.web to its customers during 1999, Elcom Services Group intends to further differentiate itself by offering an Elcom Services Group version of elcom.com's PECOS.pm APS to its customers. Elcom Services Group believes that, as was the case with PECOS.cm, its "sell-side" electronic commerce solution, PECOS.pm may provide a significant competitive advantage in the area of electronic commerce that will enable Elcom Services Group to continue to differentiate itself from its competitors with a "buy-side" electronic commerce solution. Management believes that use of PECOS.pm will empower its customers to achieve process reengineering and best practice objectives, as well as leveraging the system to order other desired supplier's products via a fully integrated electronic procurement system. There can be no assurances as to when PECOS.pm will be made available to Elcom Services Group, and after delivery, whether PECOS.pm will be accepted and used by customers.

     The Company believes that its various technologies also will provide certain advantages to Elcom Services Group associated with changes that have, or are beginning to occur in the PC remarketer channel. Recent reductions by manufacturers in the availability of price protection as well as further limitations as to the products that may be returned to vendors, have focused the Company on reducing the amount of inventory that it holds. The Company's electronic sourcing capabilities allow it to be responsive to customer orders while simultaneously reducing its inventory positions. In addition, to the extent certain manufacturers elect to deal directly with customers and compensate the Company as an agent, the Company's technologies can be utilized to parse and appropriately route orders to the appropriate suppliers based on the specifics of an order. The Company is currently in discussions with a major manufacturer to support this type of arrangement.

Products and Pricing

     Products. Elcom Services Group offers over 23,000 products from a wide variety of manufacturers through PECOS.cm and over 62,000 products through PECOS.web. In the U.S., Elcom Services Group currently purchases selected products directly from certain manufacturers, including Compaq Computer Corporation, with the balance of its products being purchased from DFPs, while in the U.K., the substantial majority of products are purchased directly from manufacturers on net terms. Elcom Services Group provides customers with a large product selection, including personal computer systems, monitors, printers, peripherals, software, accessories and supplies, as well as a broad range of professional services. The level of products purchased by Elcom Services Group directly from manufacturers in the U.S. declined substantially between 1997 and 1998, due to a variety of policy changes by manufacturers, principally a reduction in price protection programs and a reduced ability to return product as well as reductions in incremental discounts made available by manufacturers. Elcom Services Group markets products sold by the following manufacturers, among others:

                              PERSONAL COMPUTERS
        Compaq                       IBM                            Apple
         NEC                       Gateway                         Toshiba
    Hewlett-Packard                  Dell                         Panasonic

                                  PRINTERS
    Hewlett-Packard                 Canon                          Lexmark
        Epson                       Xerox                        Tektronics

                                PERIPHERALS
         NEC                        Sony                            Cisco
        Intel                      Xircom                         Kingston
      Viewsonic                     3Com                           Iomega

                                 SOFTWARE
      Microsoft                    Lotus                           Corel
       Seagate                     Novell                   Computer Associates
        Adobe                      Claris                        Symantec

     In the U.S., Elcom Services Group has established electronic purchasing and supply relationships with Ingram Micro and Tech Data, as well as traditional relationships with several other large, national PC product suppliers. Elcom Services Group's purchasing relationships with DFP suppliers are pursuant to industry-standard arrangements with negotiated pricing based on either a percentage of all orders being offered electronically to a supplier or anticipated volume levels, with payment generally being made through existing floor plan financing arrangements.

     In the U.K., Elcom Services Group also is an authorized product fulfillment aggregator for IBM and Compaq products, and is in discussions with Ingram Micro (U.K.) on methods to access their inventory electronically. There can be no assurances that any DFP arrangement or electronic links will be negotiated or developed with Ingram Micro (U.K.), or if so, on what terms or timing.

      Pricing. Elcom Services Group believes that its product pricing is competitive with other remarketers. Elcom Services Group offers larger corporate customers a higher discount than other customers, reflecting the economies of a higher level of purchases by such customers. The Company uses a specially designed, customized and automated pricing system for its customers through PECOS.cm's and PECOS.web's back-end server system which supports and tracks a variety of pricing methodologies, including the ability to provide customized pricing for each customer, by product. PECOS.cm and PECOS.web are designed so that each time a customer Commlinks, Elcom Services Group can optionally change pricing on selected products in real-time, as appropriate.

Professional Services

      Elcom Services Group offers a wide range of professional services in both the U.S. and the U.K. Professional services offerings to customers in the U.S. and U.K. include advising on project and roll-out management, providing on-site engineers for network integration and systems support, responsive "Help" desk and break/fix services. The Company also offers national dispatch service for warranty and repair contracts. In the U.K., Elcom Services Group provides additional service offerings, including offering customers complete PC lifecycle management from purchase to disposal, high-end technical consulting, as well as designing and overseeing implementations of complex applications. The Company's service-oriented revenues increased in 1998 to approximately $34 million, from $32 million in 1997, and the Company believes that there is a significant opportunity to expand its service operations in the future. Accordingly, the Company expects to continue its focus on attempting to grow this higher margin segment of its business in both the U.S. and U.K.

Fulfillment/Logistics/Information Systems

     Fulfillment. In the U.K., Elcom Services Group sources the substantial majority of its products directly from manufacturers, while in the U.S., Elcom Services Group sources the majority of its products from a number of DFPs, including Ingram Micro and Tech Data, its primary DFPs, from which it electronically sources a majority of domestically purchased PC products which are not sourced directly through purchasing arrangements with Compaq and certain other manufacturers. Ingram Micro and Tech Data are the two largest PC product distributors in the world, with combined annual sales in excess of $34 billion. Augmented by its DFPs, Elcom Services Group U.S. draws from inventories which the Company believes are well in excess of $3 billion. In the U.K., in addition to its direct purchasing arrangements, Elcom Services Group also maintains relationships with several DFPs. Elcom Services Group's customers can typically expect products that are in stock and that do not require configuration to be immediately available for shipment directly to the customer.

      For computer systems that require configuration, the Company operates two configuration facilities in the U.S. and one in the U.K. and also utilizes an additional outsourced facility in the U.S. Products requiring configuration are typically shipped to these facilities. Although the Company believes that both its DFPs and Elcom Services Group are given due consideration regarding supply of products by manufacturers and that Elcom Services Group is given due consideration regarding supply of products by its DFPs, manufacturer constraints on the availability of certain products have been a historical problem in the PC channel and there can be no assurance that such periodic constraints may not have an adverse effect on the Company's business in the future. At the end of 1998, the Company did not have a significant amount of product on back order and, accordingly, the Company did not have a material backlog of customer orders.

      In the U.S., the electronic links between PECOS.cm's client and between PECOS.web's browser, both interact with Elcom Services Group's back-end transaction server system (and its primary DFPs' computer systems), providing the customer with seamless order processing and shipment, as if a customer's order was shipped directly from Elcom Services Group. Using PECOS.cm or PECOS.web, when a customer clicks and accepts an order, as applicable, a "pick ticket" is automatically printed out in a distribution facility for the product to be picked for direct shipment to the customer or to one of Elcom Services Group's configuration centers. PECOS' back-end automatic sourcing technology also can automatically select one of the Company's configuration and distribution facilities in the U.S. as the source and print a "pick ticket" there for fulfillment. In order to provide similar electronic links with other suppliers, Elcom Services Group is in the process of pursuing electronic price and availability links with secondary DFPs, which are primarily aggregators, for electronic inquiry of product price and availability (although there can be no assurances that any such electronic links will be finalized and implemented or, if so, what the timing or terms thereof will be). The Company also is in discussions regarding an electronic link with a major manufacturer that it believes can be used to support direct relationships between the manufacturer and customers of the Company, where the Company would function as a sales agent of the manufacturer, for a fee. Until these electronic link(s) are fully established, Elcom Services Group obtains some of its product to fulfill customer orders from these suppliers, including manufacturers, using direct order entry systems provided by these companies and by telephone and facsimile transmissions. These traditional product fulfillment methods involve expenses associated with ordering, invoicing and product tracking being performed manually.

      PC Configuration Capabilities. Elcom Services Group offers customized configuration services to its customers, whereby a customer can request, by clicking on an option in PECOS.cm or PECOS.web, that Elcom Services Group configure their PC system, load software and test the PC system for functionality prior to shipment. The configuration services are offered generally on a fee basis and currently are performed primarily by Elcom Services Group at its Canton, MA and Irvine, CA facilities and in an outsourced facility in Hartford, CT. In addition, Elcom Services Group maintains a product distribution and configuration facility in Langley, Berkshire in the U.K. and a warehouse location at Hounslow, Middlesex, in the U.K. Elcom Services Group's technical support staff reviews the viability of configuration orders before the order is released for fulfillment, or on demand via PECOS.cm's and PECOS.web's Analyze Custom Configuration function.

      Information System. During 1997 and 1998, in the U.S., the Company licensed and installed Year 2000 compliant software from Oracle Corporation and other software firms as its Information Technology ("IT") system to improve management's ability to monitor and manage the Company. The Company's IT system installation went "live" in the U.S. in November of 1997. This system incorporates modules supporting general ledger, accounts payable, purchasing, accounts receivable, inventory and order entry. The IT design is a unique implementation of Oracle software applications that are being and/or have been enhanced and extended to provide functionality not found in the standard system, including the ability to:

     - Accept electronically delivered sales orders such as PECOS and EDI orders, as well as converted quotations;
     -    automatically   source   product  from  the  Company's  or  its  DFPs'
          inventories based on variable parameters; and

     - automatically create purchase orders, electronically transmit them, and electronically confirm shipments by DFPs to enable invoicing or anticipate receipt as the case may be.

      During 1998, the Company continued to enhance its U.S. IT system and is Year 2000 compliant, subject to additional "patches" which Oracle may introduce to make its modules(s) Year 2000 compliant. During 1998, in the U.K., the Company implemented a Year 2000 compliant upgrade to its Computer Associates International, Inc. software system which operates on an IBM AS-400 hardware platform. The Company has been assured by its electronic trading partners that their information systems applications either are, or will be, Year 2000 compliant before issues may arise, however, there can be no assurance by the Company that its electronic trading partners will not experience Year 2000 oriented problems which could effect the supply of products to the Company. The Company is dependent on its IT system and any problems with its ongoing development and enhancement, or any interruption in its functional availability may have an adverse effect on sales to customers and/or customer satisfaction. Although the Company believes that its technology and operating systems will be adequate for its current needs, such systems will undoubtedly require ongoing modification and enhancement as the Company expands and evolves. See "- Managements' Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".

Marketing and Sales

      Elcom Services Group Targeted Customer Segments. Elcom Services Group uses its telemarketing and direct sales forces in the U.S. and U.K. to sell to targeted business and corporate accounts, its educational and government customer base and, in the U.K., to its value-added reseller customers. As of December 31, 1998, Elcom Services Group employed approximately 248 sales representatives, account executives, telemarketers and related support personnel to service those customer segments.

      As of December 31, 1998, Elcom Services Groups' sales and support personnel operated from Field Support and Sales offices (FSSO's) in seven metropolitan areas in the U.S. as well as seven locations in the U.K. Elcom Services Group's primary locations and FSSO's are listed below:

                               UNITED STATES
                              ---------------
          - Bristol, PA(Philadelphia)                 - Phoenix, AZ
          - Irvine, CA                                - San Diego, CA
          - New York City, NY                         - Stamford, CT
          - Norwood, MA (Boston)(Headquarters)

                               UNITED KINGDOM
                              ----------------
          - Basingstoke, Hampshire                    - London (City of)
          - Birmingham                                - Manchester
          - Glasgow (Scotland)                        - Slough, Berkshire
          - Langley, Berkshire

      At the end of 1998, the Company closed six FSSO's, reduced the size of its sales force, and provided certain sales personnel with the technology to operate from a home office environment. The Company is continuing to focus on better aligning the costs of Elcom Services Group's sales organization and operational infrastructure in a manner intended to compensate for the reduced level of gross profit available in the current PC remarketer environment, and additional steps may need to be taken in this regard.

      Corporate and Business Accounts. Elcom Services Group's primary target customers are large corporations that wish to make their PC product procurement functions more efficient. Corporate accounts typically employ purchasing agents or buyers with above-average product knowledge who view most PC products as commodities. Business accounts targeted by Elcom Services Group range from divisions of large corporations to businesses with as few as fifty employees. These companies will also be targeted customers for PECOS.pm, the Company's automated procurement system. Elcom Services Group penetrates the corporate market with both direct sales efforts and telemarketing. The Company targets business customers using a defined business telemarketing staff operating from certain of its U.S. and U.K. locations whose mission is to introduce Elcom Services Group to businesses which would not otherwise be cost-effectively penetrated by Elcom Services Group's direct corporate sales force. Elcom Services Group's direct sales efforts include on-site presentations, as well as demonstrations to potential corporate customers of PECOS.cm, PECOS.web and later during 1999, PECOS.pm. Telemarketers also assist the sales professionals by contacting and pre-qualifying accounts for follow-up and on-site visits by the direct sales force if appropriate. Customer support representatives and entry-level corporate sales representatives provide day-to-day administrative and operational support in order to maximize the selling time of the direct sales force.

      Educational and Governmental Accounts. The Company restructured Elcom Services Group's government and education sales operations in September 1998 and intends to concentrate on building an educational sales force focused on providing Windows and Intel-based ("Wintel") solutions to the education market in the U.S. The Company decided to leverage its experience in cabling and network integration of classrooms and schools derived from its previous Apple Educational Sales Agent relationship, to promote this new division as it focuses on a larger potential market.

     Fulfillment Accounts. In the U.K., Elcom Services Group also operates as a product aggregator for IBM and Compaq products, typically serving small- to medium-sized value-added resellers and remarketers that do not maintain significant inventory themselves. These customers demand competitive pricing and typically require next-day delivery anywhere in the U.K. The Company believes that although its product fulfillment business is to a different market than its core remarketer business, this fulfillment business, which Elcom Services Group U.K. has been operating for many years, can provide the Company with the ability to generate incremental revenues over a fixed cost structure.

Customer and Technical Services

     Elcom Services Group provides a wide range of customer service and technical support, including nationwide toll-free pre-sale and post-sale telephone-based support. Elcom Services Group believes that maintaining a direct customer and technical support link with its customers is an important competitive factor and promotes customer satisfaction. In addition, certain manufacturers require their remarketers to provide certain levels of technical support as an ongoing condition to authorizing the remarketers to sell their products.

Product Warranty and Service Policies

      In addition to providing its customers with manufacturers' warranties, Elcom Services Group offers its customers certain return privileges for products which have not been used or damaged. Typically, such products can be returned within a certain time to Elcom Services Group for a refund or credit. Elcom Services Group believes that its product return policies are competitive with those offered by other remarketers. Historically, product returns have not generally represented a material exposure to the Company. Typically, manufacturer warranties are included as part of, and are packaged with, the product. When available from manufacturers, Elcom Services Group also offers on-site and extended-term warranty and/or service policies as ancillary products available for sale through the PECOS.cm or PECOS.web systems. In addition to Elcom Services Group's telephone-based technical support and manufacturer programs, Elcom Services Group offers a full range of on-site and depot warranty and post-warranty service options in the U.S., generally through nationwide outsourcing agreements with third party service providers. Product returns are centralized at the Company's facilities, where the various tasks are performed that are necessary to either return products to inventory, to one of the Company's DFPs or to a manufacturer for credit, or to liquidate non-returnable items.

Competition

     Electronic Commerce Systems Marketplace. The market for interactive electronic commerce software is relatively new and rapidly evolving and the Company expects competition in this market to intensify in the future. Among other factors, before licensing an electronic commerce system, the Company believes potential customers consider the level of features and functions available in electronic commerce applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company's existing information technology system. The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications, and systems integrators. The Company's competitors include Ariba Technologies, Inc., Commerce One, Inc., Concur Technologies, Inc., and Trade'ex Electronic Commerce Systems. The Company expects additional competition from other emerging and established companies, including Microsoft Corp., IBM, SAP AG and Oracle Corporation, all of which have announced products for Internet-based electronic commerce. The Company's potential competitors also include systems integrators such as Electronic Data Systems (EDS) and a number of EDI solution vendors, including Sterling Commerce, Inc.

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

      PC Products Marketplace. The Company has invested substantial effort and capital to develop and implement its proprietary PECOS.cm and PECOS.web front- and back-end systems, as well as for the associated hardware and electronic links with its primary DFPs. The overall market of companies which sell PC products is highly fragmented and Elcom Services Group operates in an extremely competitive environment which is continuously evolving and subject to rapid technological change. Of the more than 10,000 total outlets, the Company believes that there are more than 1,000 significant PC product remarketers of various types in the U.S. and U.K. In response to competitive pressures and declining margins, traditional computer remarketers are cutting costs and acquiring or merging with other remarketers to increase scale and efficiency. A prospective purchaser of personal computer products has the option to purchase directly from a manufacturer (e.g., IBM, Compaq, Dell Computer Corp.), from a major remarketer (e.g., Entex Information Systems, Inc., MicroAge, Inc., Inacom Corp., CompuCom Systems, Inc.), from a computer mail order company (e.g., CDW Computer Centers, Inc., Creative Computers Inc., Micro Warehouse Inc.), from a systems integrator (e.g., Andersen Consulting, EDS), from computer superstores (e.g., CompUSA Inc.), from Internet-based companies (e.g. Cyberian Outpost, Inc., Insight Enterprises, Inc.), from electronics superstores and local computer stores, among others. Elcom Services Group competes with all of these entities for the sale of its PC products. Each of these entities in the PC distribution channel competes on a wide variety of capabilities including price, delivery performance, breadth of products, services offered, overall convenience, and in some cases specialized and distinct capabilities. The advent and boom of the Internet-based sales companies has added substantial additional pressure to price competition in the marketplace and is impacting gross profits. Certain of the companies noted above and other potential competitors have substantially greater financial, technical and marketing resources than the Company and greater name recognition and more extensive customer bases.

Intellectual Property

      The Company's success and ability to compete are dependent, in part, upon its proprietary technology. While the Company relies to a certain extent on trademark, trade secret, patent and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a leadership position. Although the Company has received a patent on certain, specific aspects of its PECOS technology, there can be no assurance that other entities will not develop, or have not developed, technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software also is protected both as a trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries, and the global nature of the Internet makes it virtually impossible to control the ultimate destination of the front-end client portion of the PECOS technology.

      The Company generally enters into confidentiality or license agreements with its employees, consultants, licensees and certain of its vendors, and generally attempts to control access to and distribution of its proprietary software, documentation and other information. In connection with the distribution of Elcom Services Group's PECOS.cm front-end client, Elcom Services Group employs licenses that generally are not paid for, or manually signed by, the end-user and, therefore, could in certain circumstances, be found unenforceable under the laws of certain jurisdictions. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's proprietary system or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that such agreements will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results or financial condition. The Company believes that each of the following are proprietary features of its "front-end" client interface: the architecture allowing for easy custom modification by the Company or its licensees, the capabilities for display of certain business forms and catalog page screens, and the interfaces to the "back-end". However, the Company believes that the most critical and proprietary elements of its PECOS technology are the "back-end" transaction servers, order sourcing and processing, customer authentication, and catalog updating modules, which reside within the computer systems in the Company's or licensee's facilities and are not available to end-users.

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

Personnel

         As of December 31, 1998, the Company had a total of 989 personnel, including 946 salaried and 43 hourly personnel. The Company's personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company's future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel, including its sales force. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future.

      The rapid execution necessary for the Company to fully exploit the opportunities for its products and services, especially on the Internet, has presented a significant challenge to the Company's personnel and management resources. To manage its expected growth, the Company will continue to implement and improve its information systems and solicit key candidates for open positions as well as continuing to train its personnel base.

Company Trade Names and Trademarks

      The Company has referred to a variety of other entities and products in this Annual Report on Form 10-K, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

Item 2.  Properties

      As of December 31, 1998, the Company leased the properties set forth below, and rented seven other smaller field sales and support offices ("FSSOs") as well as a professional services office in Edison, N.J. The following leases vary in length remaining, from two years to 15 years for the Langley, Berkshire facility and, in some cases, include options to extend the lease terms (see also
Note 6 to the Company's Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K).

                               APPROXIMATE
                                 SQUARE
  LOCATION                       FOOTAGE                     USE
--------------------------     -----------  ------------------------------------
  Norwood, Massachusetts         36,000     Headquarters; Elcom Services Group
                                                     Boston-area FSSO

  Westwood, Massachusetts        24,000          elcom.com's Headquarters

  Canton, Massachusetts          84,000     Elcom Services Group Configuration
                                                     and Distribution

  Irvine, California             34,000          Elcom Services Group FSSO,
                                               Configuration and Distribution

  Bristol, Pennsylvania          35,000     Elcom Services Group Administrative
                                                        and FSSO

  Langley, Berkshire (U.K.)      40,000          United Kingdom Headquarters;
                                                  Elcom Services Group FSSO,
                                               Configuration and Distribution

                             APPROXIMATE
                                 SQUARE
       LOCATION                  FOOTAGE                    USE
--------------------------     -----------  ------------------------------------
  Hounslow, Middlesex (U.K.)     25,000     Elcom Services Group Distribution
                                                      and Warehouse

  Slough, Berkshire (U.K.)        7,800         Elcom Services Group FSSO

  Basingstoke, Hampshire (U.K.)   7,500     Elcom Services Group Administrative
                                                        and FSSO

      In addition to the leased properties noted above, the Company also owns, through its Prophet Group Limited subsidiary, land and a building in
Redditch,   Hereford,   United  Kingdom,   comprising  administrative  and  FSSO
facilities of approximately 20,000 square feet.

      Subject to ongoing review, the Company considers its facilities to be generally sufficient to meet its near-term space requirements in light of its current plans. The Company's operations are dependent in part upon its ability to protect its network infrastructure in its Norwood, MA and Langley, Berkshire U.K. facilities against damage from physical break-ins, natural disasters, operational disruptions and other events.

Item 3.  Legal Proceedings

      The  Company  is  a  party  to  various  claims,   disputes  and  other
proceedings relating to former employees and other matters arising in the normal course of its business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Company's Common Stock trades on The Nasdaq Stock Market(R) under the symbol ELCO. As of December 31, 1998, there were approximately 200 stockholders of record of the Company's Common Stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms. The high and low closing sales prices reported by The Nasdaq Stock Market for each of the quarters in the two year period ended December 31, 1998 are set forth in the table below. For the period from January 1, 1999 to March 23, 1999, such high and low closing sales prices were: high:
$4.06 and low: $1.59.

            Quarter Ended              1998                      1997
      --------------------     ---------------------    -----------------------
                                 High         Low         High          Low
                               ---------    --------    ---------    ----------
                March 31,         $6.69       $5.00        $9.00         $5.63
                 June 30,          6.06        3.44         7.31          4.56
            September 30,          4.13        1.19         7.00          5.81
             December 31,          3.13        1.16         8.00          5.63

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

Item 6. Selected Financial Data

      The following table sets forth selected consolidated financial data for the Company for the years ended December 31, 1994 through December 31, 1998. The historical financial data are derived from the consolidated financial statements of the Company audited by Arthur Andersen LLP, independent public accountants. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report. The data for the periods presented are not necessarily comparable because of acquisitions consummated at various times during the periods presented.


                                                                     (in thousands, except per share data)
                                                                           YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                       1994        1995         1996            1997           1998
                                                 ------------   -----------  -----------     -----------     ----------

INCOME STATEMENT DATA (1):
Net Sales                                            $57,712      $311,423     $620,115        $760,136       $763,600
                                                 ============   ===========  ===========     ===========     ==========
Gross profit                                           8,778        39,382       70,039          90,394         76,942
Selling, general and administrative expenses          10,364        36,016       57,551          70,200         80,285
Research and development expenses                      1,166         1,122        1,200           1,275          1,178
Restructuring, impairment and other related
  charges                                                -             -            -               -           12,892
                                                 ------------   -----------  -----------     -----------     ----------
Operating profit (loss)                              (2,752)         2,244       11,288          18,919        (17,413)
Interest and other income (expense), net               (146)        (1,909)      (2,303)         (4,142)        (7,664)
                                                 ------------   -----------  -----------     -----------     ----------
Income (loss) before income taxes                    (2,898)           335        8,985          14,777        (25,077)
Provision for income taxes                              564          1,239        3,410           4,489            484
                                                 ------------   -----------  -----------     -----------     ----------
Net income (loss)                                   $(3,462)     $   (904)     $  5,575        $ 10,288      $ (25,561)
                                                 ============   ===========  ===========     ===========     ==========
Basic net income (loss) per share                   $ (0.37)     $  (0.05)    $    0.21      $     0.38    $     (0.94)
                                                 ============   ===========  ===========     ===========     ==========
Basic weighted average shares outstanding             9,247         18,195       26,363          26,937         27,322
                                                 ============   ===========  ===========     ===========     ==========

Diluted net income (loss) per share                $  (0.37)     $  (0.05)    $    0.19      $     0.35    $     (0.94)
                                                 ============   ===========  ===========     ===========     ==========
Diluted weighted average shares outstanding            9,247        18,195       29,739          29,461         27,322
                                                 ============   ===========  ===========     ===========     ==========



                                                                                   DECEMBER 31,
                                                           -------------------------------------------------------------
                                                               1994         1995       1996         1997        1998
                                                               ----         ----       -----        ----        ----

CONSOLIDATED BALANCE SHEET DATA (1):
Total current assets                                          $20,313    $136,781    $210,185     $277,806    $220,415
Total assets                                                   22,356     174,231     260,769      332,068     261,851
Total current liabilities                                      13,997      89,290     161,158      218,300     175,929
Long-term liabilities, net of current portion                     236          91       1,008        3,465         905
Total stockholders' equity                                      8,123      84,850      98,603      110,303      85,017



(1) The information presented for all periods includes the results of operations and financial condition of CDCI, which was acquired in October 1994 and AMA, which was acquired in February 1996. The acquisitions of CDCI and AMA were both accounted for on a pooling of interests basis. As a result, the Company's results of operations have been restated back to the Company's inception in September 1992 to include the results of operations of CDCI and AMA.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

      The Company was founded in 1992, commenced selling PC products in December 1993, and experienced rapid growth for several years. The Company achieved its growth by using its proprietary Personal Electronic Catalog and Ordering System ("PECOS") as a value-add differentiator and by offering the use of PECOS through Elcom Services Group, Inc. (formerly Catalink Direct, Inc.) to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six PC products remarketers. To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Elcom Services Group, Inc. and its respective subsidiaries in the United States and United Kingdom ("Elcom Services Group"), to business and corporate customers. These sales are accomplished through the Company's PECOS electronic commerce technology and through telephone and other traditional ordering methods. In addition, the Company, through another subsidiary, elcom.com, inc. (formerly Elcom Systems, Inc.), licenses its PECOS technologies and provides implementation and consulting services, and commencing in 1999, operates an Internet on-line site selling PC's and related products.

      In mid-1998, the Company changed the name of its PC remarketer subsidiary, Catalink Direct, Inc., to Elcom Services Group, Inc. The change in name more closely identifies the subsidiary with the Company's corporate name and is more descriptive of the Company's business focus, which includes an expanded range of professional technical and customer services in addition to product supply. The U.K.-based PC remarketer group will continue to operate under the Elcom Group Limited name.

     In December 1998, the Company established elcom.com, inc. and, in January 1999 merged Elcom Systems, Inc. with and into elcom.com, inc. whereby the surviving entity is named elcom.com and is now a wholly-owned subsidiary of Elcom Services Group.

Elcom Services Group

      In  October  1994,   the  Company   completed  the   acquisition  of  a
Connecticut-based PC products remarketer ("CDCI"), which was accounted for on a pooling-of-interests basis. Accordingly, the results of this entity (which was merged into Elcom Services Group in December 1995) have been included with the Company's results since the date of the Company's organization. In February 1995, the Company acquired Catalink Direct (Pennsylvania), Inc., formerly known as Computerware Business Trust ("Computerware"), a Bristol, Pennsylvania-based PC products remarketer (which was merged into Elcom Services Group in December
1997). In June 1995, the Company acquired all of the equity of a PC products remarketer in the United Kingdom operating as Lantec Information Services Limited ("Lantec"). The Computerware and Lantec acquisitions have been accounted for as purchase transactions.

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

      Elcom Services Group's revenues and resultant gross profit have always been effected by price reductions by PC manufacturers, which have been substantial over the last several years. Manufacturers' price reductions require that Elcom Services Group increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases and increase its revenue volume if it is to sustain its level of gross profit dollars. Although the Company's unit volume of PCs shipped to customers showed significant growth in 1998 compared to 1997, these price decreases had a significant effect on the average unit price of PCs sold and the Company's net sales, when compared to last year. Further, the Company experienced a softening of demand from its customers beginning in September 1998, which the

Company  has   attributed  to  the  Asian   financial   crisis  and   subsequent
fluctuations, and related uncertainties in the worldwide financial markets, that impacted many of the Company's customers.

      During the third quarter of 1998, the Company restructured certain of its Elcom Services Group United States operations. The primary objectives of this restructuring were to centralize and better leverage Elcom Services Group's customer relations support functions. In addition, the Company also elected to not pursue renewal of its Apple Educational Sales Agent contract, as management intends to focus on a broader educational market.

      At the end of the fourth quarter of 1998, Elcom Services Group "rightsized" its operations, reducing its work force by 133 positions worldwide and closing six field support and sales offices in the United States. The rightsizing primarily focused on reengineering and streamlining the Company's sales force and operating infrastructure in a manner intended to better align its costs with the revenues and margin expected to be generated by Elcom
Services Group. The Company continues to evaluate the results of this rightsizing, and additional steps may be taken.

elcom.com, inc.

      On a stand-alone basis, for the years ended December 31, 1998 and December 31, 1997, revenues generated by the Elcom Systems software division of elcom.com ("Elcom Systems") from licenses, including associated professional services and maintenance fees, were approximately $2.6 million and $4.8 million, respectively. Consequently, because Elcom Systems' expenses were relatively stable in both periods, its consolidated operating loss (excluding restructuring, impairment and other related charges) increased $2.0 million to $3.1 million during 1998 versus an operating loss of $1.1 million in 1997. The decline in Elcom Systems' revenues reflects the shift in the Company's focus from its PECOS Commerce Manager ("PECOS.cm") technology to PECOS Procurement Manager ("PECOS.pm"), its recently introduced intranet-based automated procurement management system. In the third quarter of 1998, Elcom Systems was restructured to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group, the Company's PC-remarketing and professional services subsidiary. In addition, beginning in March 1999, elcom.com launched an Internet on-line storefront site at www.elcom.com where it markets and sells over 62,000 PC products to businesses and consumers, and intends to offer office supplies and other products, 24 hours a day, seven days a week and be a leading supplier of these multiple commodity-type products, primarily to businesses. elcom.com also plans to launch an auction site as part of its Internet-based business-to-business storefront.

Salomon Smith Barney Engagement

      On July 23, 1997, the Company announced that its Board of Directors had authorized the engagement of the investment banking firm of Smith Barney Inc. (which subsequently merged with Salomon Brothers Inc. to become Salomon Smith Barney), to assist the Company by coordinating and evaluating options intended to help enable the strategic potential of the Company to be realized. The rapid growth of the Company prior to that time and the Board of Directors' belief that the Company's stock was undervalued in the marketplace, prompted the Company to take this step. These actions, intended to maximize stockholder value, included evaluating the possible sale or merger of the Company, strategic financing options, and potential strategic partners. Due to the size and scale of the Company's PC remarketing and services business in the United Kingdom and the relative strength of the United Kingdom stock market, particularly for information technology stocks, the Company and Salomon Smith Barney also evaluated alternatives intended to take advantage of this strength, including potential separate transactions for the Company's United Kingdom and United States remarketer businesses.

      On September 17, 1998, the Company announced that its Board of Directors voted to continue to build its business as a standalone company and therefore disengaged from its activities with Salomon Smith Barney associated with the evaluation of strategic alternatives for the Company. The Board of Directors decided that none of the preliminary proposals or alternatives potentially available to it at that time were of a structure or amount which, if consummated, would have been in the best interests of the Company's stockholders. The Board of Directors decided, in light of the proposals discussed during the engagement, that the interests of the stockholders would best be served by the Company continuing to develop its business as a standalone company.

      After disengaging from Salomon Smith Barney, the Company has had periodic discussions with several companies. However, the Company is not engaged currently in any substantive negotiations, although it intends to continue to have discussions, if appropriate, with relevant and qualified companies to investigate possibilities to increase stockholder value. The Company remains contractually committed to Salomon Smith Barney until late 1999 in the event that a transaction is consummated with certain parties.

Year 2000 Compliance

      As further described elsewhere herein, the Company has implemented an Oracle-based Year 2000 compliant Information Technology System ("IT System") in the United States. In the United Kingdom, the Company has implemented a Year 2000 compliant upgrade to its Computer Associates International, Inc. software system which operates on an IBM AS-400 hardware platform. Due to the extended time frame of the United States Oracle-based system implementation, and related ongoing enhancements, the Company has deferred implementation of the Oracle-based system in the United Kingdom. The Company also has delayed implementation of a new warehousing system in the United States and is currently using its Oracle-based Year 2000 compliant, inventory system. During 1999, the Company will reassess implementation of its Oracle-based system in the United Kingdom. The Company's near term IT System efforts will continue to be focused on additional enhancements to its systems, including ensuring the Company remains current in applying any software "patches" issued by its software vendors to address Year 2000 compliance issues. The Company has been assured by, and is confident that, its key electronic trading partners' information systems applications either are, or will be, Year 2000 compliant in sufficient time to avoid material problems, however, there can be no assurance by the Company that its electronic trading partners will not experience Year 2000 oriented problems which could effect the supply of products to the Company. The Company's PECOS electronic commerce technology applications have been developed in a Year 2000 compliant fashion.

      The following is a discussion of the Year 2000 date issue as it could affect the Company. The Year 2000 issue arises from the fact that many computer programs and embedded chips in other forms of technology use only the last two digits to identify a year in a date field.

     The Company's state of readiness. The Company currently believes that its potential exposure to problems arising from the Year 2000 issue could primarily be in two areas:

      - The Company's internal operating systems which include both Information Technology ("IT") and non-IT components (such as computer chips imbedded in hardware).
      - Compliance with the Year 2000 issue by third parties with whom the Company has a material relationship.

     Internal operating systems. The Company is heavily dependent upon its complex IT System for all phases of its operations, which include electronic (PECOS) and other forms of order entry, sales, distribution, billing and accounting. The Company began addressing potential Year 2000 issues in 1996 and has completed an assessment of its principal IT Systems and modules. The Company has determined that these systems and modules are Year 2000 compliant based on systematic testing conducted by Company personnel and outside consultants, however, there may be some non-IT technology or non-critical applications that are not Year 2000 compliant.

     The Company is completing a multi-phase program to identify and resolve its potential exposure as follows:

     - To the extent practical, systematically test and verify equipment and facility systems that contain non-IT components.

     - Test non-critical applications and assess whether any non-compliant applications should be replaced, upgraded or discontinued.Continue to test and verify that the Company's principal IT Systems and modules are Year 2000 compliant.
     - Use internal programmers and outside consultants to upgrade or replace any non-compliant applications and to upgrade any other systems and modules determined to be non-compliant.
     -    Replace non-IT components that are not Year 2000 compliant.

     The Company estimates that it will complete its assessment of non-IT technology and non-critical applications for its IT technology by the end of the first quarter of fiscal 1999, and expects to address any issues identified; although until this assessment is completed, and the results thereof assembled and analyzed, no assurances can be given as to the Company's ability to address such issues, if any, that are identified.

     Third party relationships. The Company is continuing to assess the Year 2000 issue with respect to its third party relationships. Although the Company is rarely dependent on a single source of supply for the products it sells or for its own IT and non-IT components, the failure of a particular supplier to timely deliver Year 2000 compliant IT and non-IT components could jeopardize the Company's ability to meet its delivery schedules.

     The Company is pursuing a program to identify and resolve Year 2000 exposure from third parties as follows:

     - Develop and execute Year 2000 compliance tests with its key electronic trading partners and verify such partners are Year 2000 compliant.
     - Develop a supplier compliance warranty for incorporation in all purchase orders requiring suppliers selling IT and non-IT components to the Company to certify that items delivered are Year 2000 compliant and require them to correct or replace any such item found to be non-compliant. The Company estimates that it will complete its assessment relating to third party suppliers and development of its supplier compliance warranty by the end of the first quarter of fiscal 1999.
     - Develop alternative sources for IT and non-IT components that are Year 2000 compliant in the event that existing suppliers are not able to meet compliance requirements.
     - The Company also is dependent on third party service providers, such as telephone companies, banks and insurance carriers; however, the Company does not believe that it has significant Year 2000 exposure from those providers and has not implemented any requirements to assure Year 2000 compliance by them.

     Costs to address the Company's Year 2000 issues. Other than time spent by the Company's internal information technology and other personnel, the Company has not incurred any significant costs in identifying Year 2000 issues. The Company does not anticipate any significant costs to make its internal systems Year 2000 compliant because no significant remediation is expected to be required. Because no material Year 2000 issues have yet been identified in connection with third party relationships, the Company cannot reasonably estimate costs which may be required for remediation or for implementation of contingency plans. As the Company gathers additional information relating to Year 2000 issues and the readiness of its third party providers, the Company will reevaluate its ability to estimate costs associated with Year 2000 issues. There can be no assurance that, as additional Year 2000 issues are addressed, the Company's costs to remediate such issues will not be material.

     Potential risks of the Company's Year 2000 issues. The Company believes that the most reasonably likely worst case Year 2000 scenario would include a combination of some or all of the following:

     - Internal IT modules or systems may fail to operate or may give erroneous information. Such failure could result in shipping delays, inability to generate or delays in generation of financial reports and statements, inability of the Company to communicate with its branch offices, and computer network downtime resulting in numerous inefficiencies and higher payroll expenses.
     - Non-IT components in lighting, telephone, security and similar systems might fail and cause the entire IT System to fail.
     - Communications with customers that depend upon IT or non-IT technology, such as EDI (including automatic ordering by and for customers), and obtaining current pricing from vendors, may fail or give erroneous information. These types of problems could result in such difficulties as the inability to receive or process customer orders, shipping delays, or sale of products at erroneous prices.
     - Product being unavailable as a result of Year 2000 problems experienced by one or more vendors of the Company, or as a result of a Year 2000 problem with certain of their suppliers, and/or the inability of the Company to develop alternative sources for products.
     - Products sold to some of the Company's customers could fail to perform some or all of their intended functions. In such situations, the Company's maximum obligation would be to repair or replace the defective products to the extent the Company is required to do so under a manufacturer's warranty, at the manufacturer's expense.

     The Company's  contingency  plans.  The Company believes that its plans for addressing the Year 2000 issue as outlined above are adequate to handle even the most reasonably likely worst case scenario. The Company does not believe that it will incur a material financial cost from the potential risk of failure, or from the costs associated with assessing the potential risks of failure, arising from the Year 2000 issue. Consequently, the Company does not intend to create a contingency plan other than the Company's plans as set forth above. If it is determined that a key electronic trading partner is not Year 2000 compliant, the Company can adjust its IT System to transact business with a key partner that is Year 2000 compliant. In addition, if the Company's assessment of its vendors, when completed, indicates that certain product shortages can be anticipated, the Company has the capacity to maintain additional levels of inventory and may adjust its plans accordingly.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales for each of the years in the three year period ended December 31, 1998:

                                                      Year Ended December 31,
                                                   1996        1997         1998
                                                   ----        ----         ----
     Net sales.................................... 100%        100%         100%
     Gross profit.................................  11          12           10
     Selling, general and
      administrative expenses.....................   9           9           11
     Research and development expenses............  --          --           --
     Restructuring, impairment and other
      related charges.............................  --          --            1
     Operating profit (loss)......................   2           3           (2)
     Interest expense.............................   1           1            1
     Interest income and other, net...............   1          --           --
     Provision for income taxes...................   1           1           --
     Net income (loss)............................   1           1           (3)

Year ended December 31, 1998 compared to the year ended December 31, 1997

     Net Sales. Net sales for the year ended December 31, 1998 increased to $763.6 million from $760.1 million in the year ended December 31, 1997, an increase of $3.5 million or 0.5%. Net sales in the United States decreased to $449.8 million in 1998 from $473.8 million in 1997, a 5.1% decrease, which reflects the impact of several factors, including substantial manufacturer price decreases, increased price competition in the marketplace, as well as overall softer demand from the Company's domestic customers for PC products in 1998. Net sales of the Company's United Kingdom-based operations increased to

$313.8 million in 1998 from $286.3 million in 1997, an increase of 9.6%, which generally reflects an increase in the level of distribution sales (to other resellers) in 1998 over 1997.

     Gross Profit. Gross profit for the year ended December 31, 1998 decreased to $76.9 million from $90.4 million in the year ended December 31, 1997, a decrease of $13.5 million, or 15%. Gross profit as a percent of net sales decreased from 11.9% in 1997 to 10.1% in 1998. The decrease in gross profit percentage in 1998 reflects a significant decrease in the level of direct purchases from manufacturers in the United States and a substantial decrease in manufacturer funding and incremental discounts available to the Company. The decline in the gross profit percentage also reflects a higher proportion of the Company's sales being to its larger customers in the United States, which typically generate higher than average volume, but at lower gross profit margins than other customers. The Company anticipates some level of continued pressure on its gross profit margin. The United Kingdom group is authorized to
"distribute" certain product lines to other PC remarketers through its distribution entity and these sales, which are at lower margins than sales to end users, have increased in 1998 over 1997 levels, thereby lowering overall gross profit margins. Increases in professional services sales, which are generally at higher margins than product sales, were not significant enough to offset the above described factors.

     Selling, General and Administrative Expenses. Selling, general and administrative ("S,G&A") expenses for the year ended December 31, 1998 increased to $80.3 million from $70.2 million in the year ended December 31, 1997, an increase of $10.1 million or 14%. This increase is attributable primarily to the Company's investment in sales and technical services personnel, as well as associated operational and administrative infrastructure to support the anticipated growth of the Company's traditional remarketer and professional services business. The level of sales personnel and associated infrastructure put in place by the Company in 1998 anticipated a significantly higher level of net sales and gross profit than was generated by the Company in 1998. Accordingly, at the end of 1998, the Company took certain steps to "rightsize" its workforce to mitigate this situation. See "- Restructuring, Impairment and Other Related Charges".

     Overall, S,G&A expenses increased as a percentage of net sales for the year ended December 31, 1998 to 10.5% from 9.2% in 1997, reflecting the combined impact of the Company's 1998 investment in sales and other personnel and infrastructure, while sales remained essentially flat with 1997.

     Research and Development Expense. Research and development expense remained essentially flat in 1998 compared with 1997. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS product line, including developing the PECOS.pm technology acquired in 1997 in current, state-of-the-art code, as well as modifications to allow its PECOS technologies to communicate and operate using the Internet and the continued development of its browser-based and Java-enabled version of its PECOS technologies for license to other companies. The Company expects to continue to increase its investment in research and development in the future.

     Restructuring, Impairment and Other Related Charges. In September 1998, the Company restructured Elcom Systems, its electronic commerce technology subsidiary, to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group. In connection with the Elcom Systems restructuring, the Company has recorded a total charge of approximately $3.7 million, consisting of $.8 million of severance costs, a write-down of $2.1 million to estimated net realizable value relating to the impairment of certain intangible assets, and approximately $.8 million in other estimated expenses and asset write-downs. The impaired intangible assets generally consist of the value assigned to the original client server coding and architecture of PECOS.pm, which is no longer competitive with alternatives now available. The Company has, and continues to, develop PECOS.pm in current, state-of-the-art code, especially for use on the Internet.

     In August 1998, the Company restructured Elcom Services Group's education sales operations and in September, consolidated certain of its customer support personnel in the United States. The total charge related to the Elcom Services Group restructuring is approximately $8.1 million, consisting of approximately $.1 million of severance costs, a write-down of $7.0 million to estimated net realizable value relating to the impairment of certain intangible assets and approximately $1.0 million in other related expenses and asset write-downs. The impaired intangible assets generally consist of the unamortized goodwill associated with the February 1995 acquisition of Computerware, because the Company has determined that there are no longer any identifiable or significant cash flows specifically associated with this acquisition, ultimately due to the non-renewal of the Apple Educational Sales Agent contract.

     In December, 1998, the Company streamlined its business model, focusing primarily on reengineering its sales force and operating infrastructure in a manner intended to better align the Company's costs with revenues and margin expected to be generated by the Company. This rightsizing affected 133 positions worldwide, and the Company recorded a total charge of $1.1 million, primarily associated with personnel severance and estimated costs related to closing six United States field support and sales offices.

     Interest Expense. Interest expense for the year ended December 31, 1998 increased to $8.4 million from $5.2 million in 1997. Interest expense in both years primarily results from borrowings in support of the Company's accounts receivable and inventory and is reflective of the substantial increases in such assets which began in the second half of 1997 and continued during substantially all of 1998, prior to the Company's significant reduction of both its inventory and accounts receivable balances in the fourth quarter of 1998. The increase in interest expense also reflects higher interest rates in the United Kingdom in 1998 compared to 1997.

     Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 1998 decreased to $.7 million from $1.1 million in 1997 and reflects a reduction in average on-hand balances of cash and cash equivalents available for investment. Interest income and other, net in 1997 includes a gain of $.4 million resulting from the sale of the Bristol, PA rental division in March 1997, net of certain redundant operating and severance expenses of certain Computerware operations, which were phased-out and consolidated into the Company's headquarters and East Coast configuration and distribution facility which was opened in Canton, MA late in the first quarter of 1997.

     Income Tax Provision. The income tax provisions in 1998 and 1997 primarily relate to the income taxes of the Company's United Kingdom-based operations, as well as certain current federal (alternative minimum tax) and state income taxes provided by the Company, partially offset by the tax benefit associated with reversal of the 1997 United States deferred tax liability due to the Company's tax loss in 1998. Because of the uncertainty related to realizability of the Company's net operating loss carryforward, the Company has recorded a full valuation allowance against its United States deferred tax assets.

     Net Income. The Company reported a net loss of $25.6 million for the year ended December 31, 1998, versus net income of $10.3 million in 1997, as a result of the factors described herein.


Year ended December 31, 1997 compared to the year ended December 31, 1996

     Net Sales. Net sales for the year ended December 31, 1997 increased to $760.1 million from $620.1 million in the year ended December 31, 1996, an increase of $140 million or 22.6%. Net sales in the United States increased to $473.8 million in 1997 from $435.1 million in 1996, an 8.9% increase, which reflected management's decision to defer significant expansion of its domestic sales force and focus its efforts on consolidation of certain general and administrative functions of acquisitions and implementation of its new management information system. Such implementation adversely impacted net sales in the United States in the fourth quarter of 1997. Net sales of the Company's United Kingdom based operations increased to $286.3 million in 1997 from $185.0 million in 1996, an increase of 54.8%. Net sales for the year ended December 31, 1997 in the United Kingdom include an aggregate of $51.1 million generated by Prophet Group Limited (acquired in December, 1996) and Data Supplies Limited (acquired in February, 1997).

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

     Selling, General and Administrative Expenses. S,G&A expenses for the year ended December 31, 1997 increased to $70.2 million from $57.6 million in the year ended December 31, 1996, an increase of $12.6 million or 22%. This increase is attributable primarily to the cost of the Company's larger work force and other expenses of the acquired companies. Other S,G&A expenses also increased as the Company continued to invest in administrative infrastructure to support its current and future growth, including the development and implementation of its Oracle-based, Year 2000 compliant management information system.

     Overall, S,G&A expenses decreased as a percentage of net sales for the year ended December 31, 1997 to 9.2% from 9.3% in 1996, reflecting the impact of slower overall expense growth relative to the increase in net sales, and also is reflective of the increase in manufacturer funding/reimbursement of certain S,G&A expenses, resulting from the Company's increased volume of direct purchasing in 1997.

     Research and Development Expense. Research and development expense increased slightly from $1.2 million in 1996 to $1.3 million in 1997. The Company's research and development expenses are focused on developing incremental functionality and features for its PECOS technologies, including the aspects of the PECOS.pm technology acquired in 1997, as well as modifications to allow its PECOS technologies to communicate using the Internet and the continued development of a browser compliant and Java-enabled version of its PECOS technologies for license to other companies. The Company expects to continue investing significant amounts in research and development.

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

     Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 1997 decreased to $1.1 million from $1.5 million in 1996 and reflects a reduction in average on hand balances of cash and cash equivalents available for investment. Interest income and other, net in 1997 includes a gain of $389,000 resulting from the sale of the Bristol, PA rental division in March 1997, net of certain redundant operating and severance expenses of certain Computerware operations, which have been phased-out and consolidated into the Company's headquarters and East Coast configuration and distribution facility which was opened in Canton, MA late in the first quarter of 1997.

     Income Tax Provision. The income tax provisions in 1997 and 1996 primarily relate to the income taxes of the Company's United Kingdom-based operations, as well as certain current federal (alternative minimum tax) and state income taxes provided by the Company.

     Net Income. The Company reported net income of $10.3 million for the year ended December 31, 1997, versus net income of $5.6 million in 1996, as a result of the factors described herein.

Liquidity and Capital Resources

     Net cash provided by operating activities for the year ended December 31, 1998 was $38.8 million, which primarily reflects a total of $20.3 million in depreciation, amortization and impairment of intangible assets, as well as a decrease in inventory of $20.9 million, and a $12.3 million decrease in accounts receivable. Net cash used in investing activities was $6.8 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $51.1 million, including a $50.0 million net decrease in borrowings under floor plan lines of credit.

     Net cash used in operating activities for the year ended December 31, 1997 was $44.2 million, which is primarily due to an increase in accounts receivable of $30.2 million, resulting primarily from the Company's increase in net sales during 1997, and a $26.1 million increase in inventory which is related to the Company's direct purchasing arrangements with manufacturers which were instituted in the United States in 1997. Net cash used in investing activities was $11.3 million, consisting primarily of $7.7 million in additions to property, equipment and software and $3.3 million related to acquisitions. Net cash provided by financing activities was $65.6 million, including a $64.6 million net increase in borrowings under floor plan lines of credit and $1.8 million in proceeds from the exercise of stock options and related tax benefits.

     At December 31, 1998, the Company's principal sources of liquidity included cash and cash equivalents of $14.3 million, accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). During 1998, the United States DFSC facility provided for borrowings of up to $120 million. The facility was amended in connection with its March 1999 renewal to provide for aggregate borrowings of up to $80 million, and as of April 1, 1999, the interest rate will increase from the prime rate minus 1% to prime minus .5%. In addition, the Company has agreed that its interest rate will increase .25% for each quarter that it reports a loss, as defined in the DFSC agreements. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of December 31, 1998, the Company's borrowings from DFSC on its United States floor plan line of credit were $66.7 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. During the first half of 1996, interest was payable monthly at the prime rate plus 1%, and thereafter at the prime rate, although approximately one-half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed. As of March 1, 1997, the interest rate was reduced to prime (8.5% at December 31, 1998) minus 1%. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $50 million, as of December 31, 1998. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (7.5% at December 31, 1998) plus 1.25%. The United Kingdom DFSC facility replaced four separate facilities previously maintained in the United Kingdom. As of December 31, 1998, the Company's borrowings under its United Kingdom DFSC facility were (pound)23 million, or $38.1 million, which approximated the Company's availability thereunder.

     The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of PC products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning the net income covenant for 1998, the Company was in compliance with all other covenants of the facility as of December 31, 1998. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or be increased to support the Company's requirements.

         The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At December 31, 1998, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

     As  of  December  31,  1998,   the  Company  had   borrowings   aggregating
approximately $104.8 million outstanding under these borrowing facilities, which approximated its availability thereunder.

     Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company started purchasing selected products directly from manufacturers in late 1996. Although the Company's inventory investment imposes certain costs and risks and, at the end of 1998, increased 14% since December 31, 1996, the Company believes that this investment improves its delivery time to customers and the quality control of configured systems. The Company also believes that it can substantially mitigate the risks associated with its additional inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. These direct purchasing arrangements favorably impacted gross profit, particularly in the third and fourth quarters of 1997, as the volume of direct purchases increased significantly over prior quarters and the Company earned substantial direct purchasing rebates and incremental discounts related to sales to certain large customers. Nonetheless, during 1998 the Company reduced its inventory levels 34% from its 1997 year-end position, particularly in the United States, where manufacturers have substantially modified various policies to limit the time frame and/or availability of price protection on products held in inventory and the Company's ability to return products also has been curtailed. Accordingly, the Company is continuing to evaluate the levels of products that it purchases directly and holds in inventory in the United States, versus the incremental cost to source the product from its DFPs for shipment to a Company location or directly to a customer. The Company is currently seeking to minimize the level of inventory it stocks. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received substantially reduced manufacturer funding support in 1998 versus 1997, and there can be no assurance that the Company will be in a position to purchase the levels of product necessary in order to continue to receive even these reduced levels of funding support in the future, or that manufacturers will continue to make such support available. Further reductions in manufacturer funding support would reduce the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators and is investigating outsourcing certain activities.

     As of September 30, 1997, the Company sold options to acquire its interest in ShopLink Incorporated, which now represents approximately a 5% ownership position. The Company received $418,000 in payment for the options, which may be exercised through March 31, 1999. The Company has included the $418,000 received in payment for the options in other deferred liabilities, and does not anticipate that these options will be exercised.

     The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investment in property, equipment and software.

     The Company believes that its cash, cash equivalents, and accounts receivable, together with its existing sources of liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available. However, there can be no assurance the Company's lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary, or that the Company will be able to timely collect its accounts receivable. Moreover, there can be no assurance that the Company can arrange appropriate financing to allow a substantial increase in its marketing expenditures in order to support the branding of PECOS.pm and its Internet-based sales subsidiary, elcom.com.

SEASONALITY AND IMPACT OF INFLATION

     The Company historically has not experienced observable seasonality in its business. Generally, however, sales in the PC remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, it is likely that the sales of the Company will be impacted by general industry seasonality in the future.

     Inflation has been relatively low in recent years and accordingly, the Company has not been significantly impacted by the effects of general inflation. However, since the latter half of 1996, the Company has been increasingly impacted by the low unemployment rate in certain of its markets, particularly in the Northeastern United States and the United Kingdom, which has resulted in significant increases in salaries for a variety of personnel (particularly technical personnel) in order for the Company to remain competitive in the employment marketplace.

     The Company's revenues are effected by general price reductions by PC manufacturers, which have been substantial, particularly in 1997 and 1998. Such price reductions require that the Company increase its base unit volumes and associated peripheral product sales to existing and newly acquired customers in order to overcome the effect of this price cutting and increase its net sales. Consequently, in order to increase revenues, such unit volumes of sales are required to increase substantially, which amplifies the impact of any slowdown in corporate customer demand on the Company's revenues.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "intends," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, customer's acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for and availability of PC products, changes in manufacturer policies reducing price protection, returns and other policies, the success and timing of implementing the Company's new management information system, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Annual Report on Form 10-K (including without limitation, under Item 1 and this Item 7) and in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition. The Company's risk associated with inventory values is discussed elsewhere in this Form 10-K.

     The Company's cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on December 31,

1998 balances, the Company estimates that a 1% change in interest rates would have an effect of approximately $1 million on income before income taxes.

     The Company's investment in its United Kingdom subsidiaries is sensitive to fluctuations in the exchange rate between the United States dollar and the United Kingdom pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to a positive accumulated amount of $845,000.

Item 8.  Financial Statements and Supplementary Data

         See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings per share and quarterly financial information for the Company are included in Notes 11 and 12, respectively, of the Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.




                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

     The information concerning the directors of the Company is set forth in
the  definitive   Proxy  Statement  ("the  Proxy   Statement")  to  be  sent  to
stockholders in connection with the Company's 1999 Annual Meeting of Stockholders to be held May 12, 1999, under the heading "Election of Directors", which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "Management - Executive Officers", which information is incorporated herein by reference.

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

Item 13.  Certain Relationships and  Related Transactions

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


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this Annual Report on Form 10-K:

         (a)  (1) Consolidated Financial Statements:

                  See Index to Consolidated Financial Statements on page F-1.

              (2) Consolidated  Financial  Statement  Schedule for each of the
                  Three Years in the Period Ended December 31, 1998:

                  Report of Independent Public Accountants

                  Schedule II - Valuation and Qualifying Accounts

                  See Index to Schedule on page S-1.

                  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              (3) Index to Exhibits:

                  The exhibits filed as part of this Form 10-K are listed on the Index to Exhibits beginning on page E-1, which Index to Exhibits is incorporated herein by reference. The Company's current management contracts and executive compensation plans and arrangements are listed in the Index to Exhibits, incorporated herein by reference, at exhibit numbers 10.1; 10.2; 10.3; 10.19; 10.22; 10.29; 10.36; 10.37, 10.38, 10.39 and 10.40.


         (b)  Reports on Form 8-K:

              None.

         (c)  Exhibits:

              See Index to Exhibits beginning on page E-1.

        ------------------------------------------------------
The Company will provide copies of the Consolidated Financial Statement Schedule and Index to Exhibits to stockholders upon request. Such request can be made to:
Chief Financial Officer, Elcom International, Inc., 10 Oceana Way, Norwood, MA 02062.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Elcom International, Inc.
                                      (Registrant)

Date:  March 29, 1999                 By: /s/  Robert J. Crowell
                                          -----------------------
                                          Robert J. Crowell
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


        Signatures                   Title                             Date

   /s/  Robert J. Crowell      Chairman of the                    March 29, 1999
-----------------------------  Board of Directors
   Robert J. Crowell           and Chief Executive Officer
                              (Principal Executive Officer)

  /s/  Laurence F. Mulhern     Corporate Executive                March 29, 1999
-----------------------------  Vice President,
  Laurence F. Mulhern          Chief Financial Officer, Treasurer
                               and Secretary (Principal Financial
                               and Accounting Officer)

  /s/  William W. Smith        Vice Chairman and Director         March 29, 1999
-----------------------------
  William W. Smith


  /s/James Rousou              Corporate Executive                March 29, 1999
-----------------------------  Vice President and Director
 James Rousou


 /s/  Richard J. Harries, Jr.  Director                           March 29, 1999
-----------------------------
 Richard J. Harries, Jr.


 /s/  John W. Ortiz            Director                           March 29, 1999
-----------------------------
John W. Ortiz

                            ELCOM INTERNATIONAL, INC.
                         1998 ANNUAL REPORT ON FORM 10-K
                                INDEX TO EXHIBITS

Exhibit No.                                 Description
----------                                  -----------
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

3.4      By-Laws of the Registrant, amended as of November 6, 1995. (1)

4.4      Specimen certificate of the Registrant's Common Stock. (1)

4.5 Form of 8% Series A Cumulative Convertible Preferred ("Series A") Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993. (1)

4.8 Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased. (1)

4.9 Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased. (1)

4.10 Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased. (1)

4.12 Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995 (1), and list of other assignees of certain registration rights thereunder. (14)

4.13 Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant. (1)

4.14 Computerware Stockholders' Agreement, dated February 6, 1995, by and among the Registrant, Robert J.Crowell and the former shareholders of Computerware. (1)

4.15 Amended and Restated Lantec Stockholders' Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec. (6)

4.16 Form of Lantec Warrant Agreement, dated June 22, 1995 (1), with attached First Amended List of Holders of Warrants to Purchase Common Shares of the Registrant. (10)

4.17 AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited. (9)

4.18 Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust. (13)

Exhibit No.                                 Description
----------                                  ------------
10.1 Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant (1), with attached list of Director and/or Executive Officer Indemnitees. (15) (*)

10.2 Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995. (1) (*)

10.3 1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995 (1), as amended by Amendment No. 1 dated August 19, 1996. (9)(*)

10.4 $120,000,000 Business Credit and Security Agreement Dated as of March 1, 1997 among Elcom Services Group, Inc. and Deutsche Financial Services Corporation (9), and Amendments to Business Credit and Security Agreement. (12)(15)

10.5 Lease Agreement for the Registrant's Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant (1), and Agreement of Amendment thereto, dated October 20, 1997. (14)

10.6 Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993. (1)

10.13 Lock Box Agreement, dated May 1, 1994, by and among Deutsche, Fleet Bank of Massachusetts and the Registrant; and Storage Agreement by and between Ingram Micro and Deutsche. (1)

10.15 Guaranty by the Registrant in favor of Deutsche Financial Services Corporation (UK) LTD., dated December 1, 1997, guarantying Elcom Group Limited's indebtedness to Deutsche. (14)

10.19    Amended  Employment  Agreement by and between the Registrant and Robert
         J. Crowell dated June 1, 1997 (11), and Form of Consulting Agreement appended thereto as Exhibit A. (12) (*)

10.22 Employment Agreement by and between the Registrant and James Rousou, dated April 1, 1996 (7), and First Amendment to Employment Agreement, dated November 5, 1997. (14) (*)

10.24 Standard Conditions for the Sale and Purchase of Debts, dated December 3, 1997, between Elcom Group Limited and Deutsche Financial Services
         (UK) LTD. (14)

10.25 Agreement for the Sale and Purchase of Debts dated December 3, 1997, between Elcom Group Limited and Deutsche Financial Services (UK) LTD.
         (14)

10.29 1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995 (1), and Amendment No. 1 thereto. (11) (*)

10.33 Guaranty by the Registrant in favor of Deutsche Financial Services Corporation, dated November 6, 1995, guarantying Elcom Services Group, Inc.'s indebtedness to Deutsche. (1)

10.36    The 1996 Stock Option Plan of Elcom International, Inc. (8) (*)

10.37    Amended Employment Agreement by and between the Registrant and Laurence
         F. Mulhern dated June 1, 1997 (11), and Form of Consulting Agreement appended thereto as Exhibit A. (12) (*)

10.38 The 1997 Stock Option Plan of Elcom International, Inc. (11), and Amendments One and Two thereto. (14) (x) (*)

Exhibit No.                                 Description
----------                                  -----------
10.39    Elcom  International,  Inc.  Executive  Profit  Performance
         Bonus Plan for Executive  Officers dated  September 4, 1997.  (12) (*)

10.40 Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997. (12) (*)

10.41 Engagement letter between the Registrant and Salomon Smith Barney Inc. dated July 21, 1997.(12), and Extension and Termination thereof. (16)

21.1     List of the Registrant's Subsidiaries. (x)

23.1     Consent of Arthur Andersen  LLP. (x)

23.2     Consent of Deloitte & Touche. (x)

27       Financial Data Schedule. (x)
-------------------------------------------------------------------------------
(1) Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

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

(14) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(15) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(16) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(x)  Filed herewith.

(*)  Management contract or compensatory plan or arrangement.

                        CONSOLIDATED FINANCIAL STATEMENTS

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


        The   following    consolidated    financial   statements   of   Elcom
International, Inc. are included in response to Item 8:

                                                                      Page

Report of Independent Public Accountants                             F-2
Reports of Other Auditors                                            F-3 to F-4
Consolidated Balance Sheets as of December 31, 1997 and 1998         F-5
Consolidated Statements of Operations and Other Comprehensive
   Income for the years ended December 31, 1996, 1997 and 1998       F-6
Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 1996, 1997 and 1998                            F-7
Consolidated Statements of Cash Flows for the years ended
   December 31,1996, 1997 and 1998                                   F-8
Notes to Consolidated Financial Statements                           F-9 to F-23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Elcom International, Inc.:

         We have audited the accompanying consolidated balance sheets of Elcom International, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations and other comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 financial statements of Elcom
International Limited and AMA (UK) Limited, both of which are wholly-owned subsidiaries, which statements, in the aggregate, reflect net income of $4,301,000 of the 1996 consolidated financial statement totals. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to amounts included for Elcom International Limited and AMA (UK) Limited is based solely upon the reports of the other auditors.

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

         In our opinion, based on our audits, and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 1997 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 23, 1999

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



/s/  DELOITTE & TOUCHE

Chartered Accountants
London

21 March 1997

                       ELCOM INTERNATIONAL, INC.
                            AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share data)

                                                                      December 31,
                                                                   1997           1998
                                                                -----------    ----------

                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                       $  33,165      $ 14,315
 Accounts receivable:
   Trade                                                           154,223       134,753
   Other                                                            32,200        36,068
                                                                -----------    ----------
                                                                   186,423       170,821
   Less--Allowance for doubtful accounts                             5,474         6,796
                                                                -----------    ----------
     Accounts receivable, net                                      180,949       164,025
  Inventory                                                         60,437        39,617
  Prepaids and other current assets                                  3,255         2,458
                                                                -----------    ----------
     Total current assets                                          277,806       220,415
                                                                -----------    ----------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
 Computer hardware and software                                     22,118        26,556
 Land, buildings and leasehold improvements                          3,402         3,507
 Furniture, fixtures and equipment                                   8,579         9,228
                                                                -----------    ----------
                                                                    34,099        39,291
 Less -- Accumulated depreciation and amortization                  17,649        25,034
                                                                -----------    ----------
                                                                    16,450        14,257
                                                                -----------    ----------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION          37,812        27,179
                                                                -----------    ----------
                                                                  $332,068      $261,851
                                                                ===========    ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Lines of credit                                                  $154,714      $104,772
 Accounts payable                                                   43,271        49,341
 Accrued expenses and other current liabilities                     19,557        20,747
 Current portion of capital lease obligations                          680           991
 Current portion of long-term debt                                      78            78
                                                                -----------    ----------
     Total current liabilities                                     218,300       175,929
                                                                -----------    ----------
OTHER DEFERRED LIABILITIES                                           2,213           418
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                      920           191
LONG-TERM DEBT, NET OF CURRENT PORTION                                 332           296
                                                                -----------    ----------
                                                                     3,465           905
                                                                -----------    ----------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
 Preferred stock,$.01 par value;Authorized--10,000,000 shares--
      Issued and outstanding - none                                     -             -
 Common stock, $.01 par value;Authorized--50,000,000 shares--
       Issued -- 27,218,239 and 27,547,061 shares                      272           275
 Additional paid-in capital                                        100,726       101,271
 Retained earnings (accumulated deficit)                             9,369       (16,192)
  Treasury stock, at cost -- 56,319 and 236,338 shares                (549)       (1,182)
  Accumulated other comprehensive income                               485           845
                                                                -----------    ----------
         Total stockholders' equity                                110,303        85,017
                                                                -----------    ----------
                                                                  $332,068      $261,851
                                                                ===========    ==========
The accompanying notes are an integral part of these consolidated financial statements.


                         ELCOM INTERNATIONAL, INC.
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND OTHER COMPREHENSIVE INCOME
                   (in thousands, except per share data)

                                                             For Years Ended December 31,
                                                         1996            1997           1998
                                                      -----------     -----------    ----------

Net sales                                             $ 620,115       $ 760,136      $ 763,600
Cost of sales                                           550,076         669,742        686,658
                                                      -----------     -----------    ----------
Gross profit                                             70,039          90,394         76,942
Expenses:
  Selling, general and adminstrative                     57,551          70,200         80,285
  Research and development                                1,200           1,275          1,178
  Restructuring, impairment and other related charges      -               -            12,892
                                                      -----------     -----------    ----------
Total expenses                                           58,751          71,475         94,355
                                                      -----------     -----------    ----------
Operating profit (loss)                                  11,288          18,919        (17,413)
Interest expense                                         (3,837)         (5,203)        (8,355)
Interest income and other, net                            1,534           1,061            691
                                                      -----------     -----------    ----------
Income (loss) before income taxes                         8,985          14,777        (25,077)
Provision for income taxes                                3,410           4,489            484
                                                      -----------     -----------    ----------

Net income (loss)                                       $ 5,575        $ 10,288       $(25,561)
                                                      ===========     ===========    ==========

Basic net income (loss) per share                       $  0.21        $   0.38       $  (0.94)
                                                      ===========     ===========    ==========

Basic weighted average shares outstanding                26,363          26,937         27,322
                                                      ===========     ===========    ==========

Diluted net income (loss) per share                     $  0.19        $   0.35       $  (0.94)
                                                      ===========     ===========    ==========

Diluted weighted average shares outstanding              29,739          29,461         27,322
                                                      ===========     ===========    ==========

Other comprehensive income, net of tax:
  Net income (loss)                                     $ 5,575        $ 10,288        $(25,561)
  Foreign currency translation adjustments                1,162            (653)            360
                                                      -----------     -----------    ----------
Comprehensive income (loss)                             $ 6,737        $  9,635        $(25,201)
                                                      ===========     ===========    ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)




                                              Common Stock                     Retained                Accumulated
                                          ----------------------  Additonal    Earnings    Treasury        Other         Total
                                            Number     $.01 Par    Paid in   (Accumulated    Stock,    Comprehensive  Stockholders'
                                          Of Share       Value     Capital      Deficit)    At cost        Income        Equity
                                          ---------------------- ----------  ------------  ----------- -------------- -------------

BALANCE, DECEMBER 31, 1995                 25,510,297   $    255  $ 91,113    $  (6,494)    $    -        $     (24)    $   84,850
  Proceeds from sale of common stock,
   net of offering costs of
   approximately $200                         629,489          6     6,234          -            -               -           6,240
  Exercise of common stock options            523,726          6       920          -          (366)             -             560
  Tax effect of AMA (U.K.)Limited pooling        -             -       216          -            -               -             216
  Net income                                     -             -        -         5,575          -               -           5,575
  Cumulative translation adjustment              -             -        -           -            -             1,162         1,162
                                           ----------- --------- ----------  -----------   ----------  -------------- -------------
BALANCE, DECEMBER 31, 1996                  26,663,512       267    98,483         (919)       (366)           1,138        98,603
  Exercise of common stock options,
   including related tax benefit of
   approximately $450                          505,447         5     1,954           -         (183)             -           1,776
  Purchase of procurement technology            49,280         -       289           -           -               -             289
  Net income                                      -            -        -        10,288          -               -          10,288
  Cumulative translation adjustment               -            -        -            -           -              (653)         (653)
                                           ----------- ---------- --------- ------------  -----------  ------------- --------------
BALANCE, DECEMBER 31, 1997                  27,218,239       272   100,726        9,369        (549)             485       110,303
  Exercise of common stock options             328,822         3       545           -           -               -             548
  Purchase of treasury stock                      -            -        -            -         (633)             -            (633)
  Net loss                                        -            -        -       (25,561)         -               -         (25,561)
  Cumulative translation adjustment               -            -        -            -           -               360           360
                                           ----------- ---------- ---------  -----------   ----------  -------------- -------------
BALANCE, DECEMBER 31, 1998                  27,547,061  $    275  $101,271    $ (16,192)    $ (1,182)     $      845    $    85,017
                                           =========== ========== ========== ===========   ==========  ==============  ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.



                       ELCOM INTERNATIONAL, INC.
                           AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                                        For Years Ended December 31,
                                                                    1996            1997           1998
                                                                 -----------     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                 $  5,575       $ 10,288       $ (25,561)
 Adjustments to reconcile net income(loss)to net cash
  provided by (used in) operating activities --
    Depreciation , amortization andimpairment of intangible assets    6,704          8,795          20,343
    Provision for doubtful accounts                                   2,586          3,058           4,975
  Changes in current assets and liabilities,
    net of purchase acquisitions --
     Accounts receivable                                            (71,095)       (30,168)         12,266
     Inventory                                                      (13,955)       (26,088)         20,939
     Prepaids and other current assets                                1,064         (1,995)            799
     Accounts payable                                                (6,858)         5,088           5,860
     Accrued expenses and other current liabilities                  19,695        (15,356)          1,013
  Increase (decrease) in other deferred liabilities                     (11)         2,183          (1,795)
                                                                   ---------      ---------     -----------
      Net cash provided by (used in) operating activities           (56,295)       (44,195)         38,839
                                                                   ---------      ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, equipment and software                        (6,506)        (7,723)         (7,284)
 (Increase) decrease in other assets and deferred costs                (795)          (321)            527
 Tax effect of AMA (U.K.) Limited pooling                               216            -               -
 Purchase of Prophet Group, net of cash acquired                     (8,331)          (625)            -
 Purchase of Data Supplies, net of cash acquired                       -            (2,660)            -
                                                                   ---------       --------       ---------
     Net cash (used in) investing activities                        (15,416)       (11,329)         (6,757)
                                                                   ---------       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under lines of credit                     43,009         64,570         (50,041)
 Sale of common stock, net of offering costs                          6,240            -               -
 Repayment of capital lease obligations and long-term debt             (215)          (731)           (965)
 Exercise of common stock options including
  related tax benefit                                                   560          1,776             548
 Purchase of treasury stock                                            -               -              (633)
                                                                   ---------       --------       ---------
     Net cash provided by (used in)financing activities              49,594         65,615         (51,091)
                                                                   ---------       --------       ---------
FOREIGN EXCHANGE EFFECT ON CASH                                         399           (185)            159
                                                                   ---------       --------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                       (21,718)         9,906         (18,850)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                44,977         23,259          33,165
                                                                   =========      =========       =========
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 23,259       $ 33,165        $ 14,315
                                                                   =========      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid                                                    $  3,711       $  5,141        $  8,232
                                                                   =========      =========       =========
  Income taxes paid                                                $    523       $  1,620        $    636
                                                                   =========      =========       =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations                            $    787       $  1,488        $    510
                                                                   =========      =========       =========
  Purchase of procurement technology                               $    -         $    289        $    -
                                                                   =========      =========       =========
 Acquisitions of businesses (Note 2):
     Fair value of assets acquired                                 $  16,931      $  6,332        $    -
     Less cash paid                                                    8,600         1,600             -
                                                                   ---------      ---------       ---------
        Liabilities assumed                                        $   8,331      $  4,732        $    -
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



                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

          Elcom International, Inc. (the "Company") develops and licenses automated procurement software applications which enable the conduct of interactive electronic commerce and, through its PC remarketing subsidiary, uses a version of the technology (primarily the Personal Electronic Catalog and Ordering System, hereinafter referred to as "PECOS"), as well as certain Web-based technologies to support the sale and marketing of PC products, the source of substantially all of the Company's net sales since inception. The Company commenced development operations in September 1992, and began commercial operations in December 1993, as a remarketer of personal computer products.

(a) Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The accounting and reporting policies of the Company conform with generally accepted accounting principles. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.

(c) Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 1997 and 1998 consists of deposits with banks and financial institutions which are unrestricted as to withdrawal or use, and which have original maturities of three months or less. Interest earned on all cash equivalents is included in interest income and other, net in the Consolidated Statements of Operations and Other Comprehensive Income.

(d) Inventory

         Inventory consists of purchased personal computer products, peripherals and accessories available for resale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory for potential excess, slow-moving, nonsaleable or obsolete inventory.

(e) Prepaids and Other Current Assets

         Consistent with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 93-7, Reporting on Advertising Costs, the costs of maintaining, reproducing and mailing the Company's PECOS front-end software, which constitute direct-response advertising costs, are deferred and charged to operations over the estimated periods during which related sales are expected to be realized, which is estimated to be five months. Such net capitalized costs totaled $114,000 and $55,000 at December 31, 1997 and 1998, respectively. The Company charged approximately $839,000, $590,000 and $227,000, in 1996, 1997 and 1998, respectively, of these costs to operations, none of which represented write-downs to net realizable value of the capitalized costs.

(f) Depreciation and Amortization

         The Company provides for depreciation and amortization using the straight-line method by charges to operations in amounts that allocate the cost of property, equipment and software over their estimated useful lives of three to five years. Buildings are depreciated over a useful life of 50 years. The capitalized cost of leased equipment and leasehold improvements are amortized over the shorter of the estimated life of the related assets or related lease instrument.

(g) Software, Goodwill and Other Assets

         In March 1998 the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Company's treatment of such costs has historically been consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software, ranging from two to five years.

         The Company generally expenses research and development costs as incurred. However, in accordance with SFAS No. 86, Accounting for Costs of Computer Software to Be Sold, Leased or Otherwise Marketed, the Company capitalizes certain software development costs, consisting primarily of personnel costs, subsequent to the establishment of technological feasibility until the product is available for general product release. Costs incurred prior to the establishment of technological feasibility are charged to operations. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized, as incurred, after technological feasibility has been achieved, as is the cost to acquire complementary technology. Capitalized software development costs are amortized over an estimated useful life of 24 to 30 months. Net capitalized costs amounted to $1,853,000 (including approximately $1.2 million related to the purchase of a procurement technology) and $0 as of December 31, 1997 and 1998, respectively. Amortization expense amounted to $195,000 in 1996, $325,000 in 1997 and $355,000 in 1998. In addition, in the third quarter of 1998, the Company determined that certain of its technology could be substantially enhanced by re-writing it using newly available coding techniques. Accordingly, the Company determined that approximately $2.3 million (including 1998 additions to capitalized software development costs) was not realizable and the write-down of such costs is included in the restructuring, impairment and other related charges line item in the Consolidated Statements of Operations and Other Comprehensive Income. This item also is included in the depreciation, amortization and impairment of intangible assets line item in the Consolidated Statements of Cash Flows (See Note 7).

         The excess of the purchase price over the fair value of net assets acquired in each acquisition accounted for as a purchase is classified as goodwill and included in the accompanying Consolidated Balance Sheets. Goodwill is amortized on a straight-line basis over an estimated useful life of 15 years. Goodwill (net of accumulated amortization of $5,715,000 and $6,405,000) was $35,526,000 and $26,529,000 at December 31, 1997 and 1998, respectively. Other intangible assets (net of accumulated amortization of $1,231,000 and $354,000) associated with acquisitions amounted to $1,321,000 and $270,000 at December 31, 1997 and 1998, respectively, and have been assigned a five-year life. Amortization of goodwill and such other intangibles amounted to $2,210,000, $3,252,000 and $3,178,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

         In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates the realizability of goodwill based on profitability expectations, using the undiscounted cash flow method, for each subsidiary having a material goodwill balance. As a result of such an evaluation in the third quarter of 1998, the Company determined that approximately $7.0 million of goodwill associated with its acquisition of Computerware, Inc. was not realizable and the write-down of such goodwill is included in the restructuring, impairment and other related charges line item in the Consolidated Statements of Operations and Other Comprehensive Income. This item also is included in the depreciation, amortization and impairment of intangible assets line item in the Consolidated Statements of Cash Flows (See Note 7). Based on its most recent analysis, the Company believes that no additional impairment of the remaining goodwill exists at December 31, 1998.

(h) Revenue Recognition

         The Company derives substantially all of its revenue from sales of personal computer products, peripherals and accessories. The Company provides for estimated returns at the time of sale. Revenue from product sales is recognized upon shipment.

         The Company recognizes software license revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. Revenue from the licensing of software is recognized upon shipment of the software if there are no significant post-delivery obligations and collectibility of the revenue is assured. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period, unless an additional performance target is mandated, in which case revenue is recognized upon satisfaction of that target, in each case, as defined in the applicable software license agreement.

         The Company also offers maintenance contracts and training. Maintenance and training revenues are recognized ratably over the terms of the related contracts. Amounts received in advance for maintenance agreements are deferred and included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

(i) Post Retirement Benefits

     The Company has no material obligations for post retirement benefits. The Company and an indirect U.K. subsidiary each maintain separate defined contribution benefit plans covering all eligible employees, as defined. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan for the years ended December 31, 1996, 1997 and 1998 were $266,000, $263,000 and
$300,000, respectively.

(j) Foreign Currency Translation

     The accounts of the Company's indirect U.K. subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's indirect foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date.Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity.

(k) Income Taxes

          The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates in effect when these differences are expected to reverse. (See Note 9.)

(l) Stock Options

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is currently effective. SFAS No. 123 establishes a fair value based methodology for accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative under SFAS No. 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information. (See Note 5.)

(m) Net Income (Loss) Per Share

         Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. This statement establishes revised standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of diluted EPS on the face of the Consolidated Statements of Operations and Other Comprehensive Income. Diluted EPS gives effect to all potential common shares outstanding during the period. In 1998, diluted EPS is the same as basic EPS because the Company has reported a net loss, in which case dilutive securities are not included in the determination of per share calculations. (See Note 11.)

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

(o)   Comprehensive Income

         Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income and foreign currency translation adjustments.


(2) ACQUISITIONS

         The Company has consummated the following acquisitions:

                                                                       Method of
 Entity                     Date           Consideration              Accounting
--------------------------  ------------   ----------------------     ----------
 Computer Specialties, Inc. October 1994   510,345 shares of         Pooling of
                                           common stock              Interests

 Computerware, Inc.         February 1995  1,326,417 shares of       Purchase
                                           common stock

 Lantec                     June 1995      2,899,820 shares of       Purchase
                                           common stock and $6.4
                                           million of cash

 AMA (UK) Limited           February 1996  3,247,371 shares of       Pooling of
                                           common stock               Interests

 Prophet Group Limited      December 1996  $8.9 million of cash      Purchase

 Data Supplies Limited      February 1997  $1.6 million of cash      Purchase
                                           and an interest bearing
                                           note of $752,000

         For the acquisitions accounted for as poolings of interests, previously issued financial information, including the financial position and results of the operations of the Company, have been retroactively restated for all prior periods presented to give effect to those acquisitions. For acquisitions accounted for as purchases, the purchase prices were allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed (See Note 1(g)). Results of operations of those companies are included from their respective dates of acquisition.


(3) LINES OF CREDIT


         At December 31, 1998, the Company had a $120 million U.S. floor plan and accounts receivable line of credit available from Deutsche Financial Services Corporation ("DFSC"). On March 1, 1999, the U.S. DFSC line of credit was renewed for an additional year and provides for direct payment by the lender to certain Company vendors. In the case of certain U.S. product purchases, the borrowings bear interest immediately, and the borrowings related to the remaining purchases bear interest after the lapse of the applicable interest-free periods, which vary generally from 30 to 60 days. The U.S. DFSC line of credit limits the borrowings to defined percentages of eligible inventories and accounts receivable. The U.S. DFSC line of credit agreement also contains certain covenants relating to net income and debt-to-equity ratios. The U.S. DFSC line of credit is secured primarily by the Company's U.S. inventory and accounts receivable, although substantially all of the Company's other U.S. assets also are pledged as collateral on the facility. After receiving a waiver from DFSC concerning the net income covenant for 1998, the Company was in compliance with all other covenants of the facility as of December 31, 1998. Interest is payable monthly at the prime rate (7.75% at December 31, 1998) less 1%. As of December 31, 1998, the Company had $66.7 million outstanding under this line of credit, which approximated the Company's availability as of that date. As of December 31, 1998, the Company also had a $3,000,000 unsecured demand note outstanding under its facility with DFSC on which interest is payable monthly, at a rate of prime plus 1%. In January 1999, the unsecured demand note was repaid.

         In conjunction with the one-year renewal of the U.S. DFSC facility, the Company has agreed to an $80 million facility with interest payable monthly at a rate of prime minus .5%. In addition, the Company has agreed that its interest rate will increase .25% for each quarter that it reports a loss, as defined in the DFSC agreements. All other terms of the facility have remained substantially the same.

         The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation to support purchases of IBM products. The Company's purchases under this arrangement bear interest at the prime rate (7.75% at December 31, 1998) plus 6.25% after the lapse of interest-free periods, which vary generally from 30 to 90 days. The Company typically repays this facility upon the lapse of the interest-free periods. As of December 31, 1998, there were no borrowings outstanding under this line of credit.

     At December 31, 1998, Elcom Group Ltd. had a financing arrangement with Deutsche Financial Services (U.K.) Ltd. which provides for borrowings of up to (pound)30 million (approximately $49.8 million based on December 31, 1998 exchange rates) based upon DFSC U.K.'s determination of eligible accounts receivable. The financing arrangement expires in December 1999. Borrowings bear interest at a rate of 1.25% above the National Westminster Bank base rate (7.5% at December 31, 1998), and are limited to defined percentages of and are secured primarily by the Company's U.K. accounts receivable. The DFSC U.K. facility incorporates the reporting and compliance covenants of the U.S. DFSC facility. As of December 31, 1998, there was approximately $38.1 million ((pound)23 million) outstanding under this financing arrangement, which approximated the Company's availability as of that date.

(4)   LONG-TERM DEBT

Long-term debt consists of the following:

                                                          December 31,
                                                         1997            1998
                                                     ------------    -----------
Mortgage  payable to a bank,  interest  at the
greater of the bank's  base rate (7.50% at
December 31, 1998) plus 3% or 10.25%,
due in monthly  installments of principal plus
interest through June 2005,
secured by certain land and buildings                    $410,000       $374,000
Less current portion                                       78,000         78,000
                                                     ------------    -----------
                                                         $332,000       $296,000
                                                     ============    ===========




(5) STOCKHOLDERS' EQUITY

(a) Common Stock

         The Company has authorized 50,000,000 shares of $.01 par value common stock.


(b) Preferred Stock

         The Company has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

(c) Stock Options

         The Company's Board of Directors has adopted five stock option plans and stockholders have approved the adoption of all five such stock option plans (the "Option Plans"). As of December 31, 1998, the Option Plans provided that up to an aggregate of 10,650,000 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company's common stock on the date of grant. The Option Plans also provide that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed 10 years.

         One of the Option Plans, the 1995 Nonemployee Director Stock Option Plan (the "1995 Nonemployee Director Plan") provides that an aggregate of up to 250,000 nonqualified stock options to acquire the Company's common stock are reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new nonemployee director is automatically granted 5,000 nonqualified stock options. All nonemployee directors are granted an additional 5,000 nonqualified stock options annually on each June 1 thereafter, while remaining on the Board of Directors. The 1995 Nonemployee Director Plan provides that options are granted at fair market value on date of grant, vest ratably over three years, and have terms not to exceed 10 years.

         On April 29, 1997, the Board of Directors adopted and on February 17, 1998 and March 11, 1999 it amended, The 1997 Stock Option Plan of Elcom
International, Inc. (the "1997 Plan"). As of December 31, 1998, the 1997 Plan provided that an aggregate of up to 2,000,000, and as amended on March 11, 1999, up to 3,000,000 ISO's and nonqualified options to acquire the Company's common stock may be granted to key personnel, directors and consultants of the Company as determined by the Compensation Committee. Under the terms of the 1997 Plan, ISO's are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1997 Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed ten years. The March 11, 1999 amendment to the 1997
Plan will be submitted to a vote of stockholders at the Company's 1999 Annual Meeting.

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

         Information relating to the Company's stock option plans during each of the three years in the period ended December 31, 1998 is as follows:
                                                                       Weighted
                                                                        Average
                                             Number     Option Price   Exercise
                                           of Shares      Per Share     Price
                                         ------------  ------------- -----------
Outstanding, December 31, 1995..........   4,174,326    $.11 - 10.28     $3.17
  Granted...............................   3,101,975    5.31 - 14.25      6.63
  Terminated............................    (323,461)    .11 - 10.28      5.90
  Exercised.............................    (523,726)    .11 -  5.99      1.77
                                         ------------  ------------- -----------
Outstanding, December 31, 1996..........   6,429,114    $.11 - 14.25     $4.64
 Granted................................   2,073,275    5.03 -  8.80      5.84
 Terminated.............................    (266,517)   4.00 - 14.25      7.19
 Exercised..............................    (505,447)    .11 -  6.57      2.98
                                         ------------  ------------- -----------
Outstanding, December 31, 1997..........   7,730,425    $.11 -  8.80     $4.73
 Granted................................   1,691,000    1.28 -  6.22      3.14
 Terminated.............................  (1,793,489)   1.44 -  7.69      5.30
 Exercised..............................    (328,822)   0.11 -  5.99      1.67
                                         ===========   ============= ===========
 Outstanding, December 31, 1998........    7,299,114    $.11 -  8.80     $4.40
                                         ===========   ============= ===========


Exercisable, December  31, 1996........    2,032,325    $.11 - 10.28     $2.72
                                         ===========   ============= ===========
Exercisable, December  31, 1997........    3,665,547    $ 11 -  8.80     $3.86
                                         ===========   ============= ===========
Exercisable, December  31, 1998........    4,538,781    $.11 -  8.80     $4.43
                                         ===========   ============= ===========

         The  following  table  summarizes   information   about  stock  options
outstanding as of December 31, 1998:

                          Options Outstanding            Options Exercisable
               ------------------------------------  ---------------------------
                            Weighted      Weighted                    Weighted
   Range of                  Remaining    Average                     Average
   Exercise      Number     Contractual   Exercise     Number         Exercise
   Prices     Outstanding    Life         Price      Exercisable       Price
------------- ------------ ------------  --------   -------------    ----------
$0.11 - 1.31      850,591   4.31 years   $  0.26       825,591        $  0.23
 1.34 - 3.47      811,666   8.72 years      2.09       181,666           3.00
 3.63 - 3.86      178,400   8.16 years      3.74        63,950           3.63
        4.00    1,020,139   6.12 years      4.00       988,910           4.00
 4.09 - 4.50      475,000   9.16 years      4.12         2,000           4.09
        4.75      172,050   6.47 years      4.75       130,050           4.75
        4.81       29,000   9.37 years      4.81          -                -
        5.03    1,198,375   8.33 years      5.03       525,179           5.03
 5.06 - 5.81    1,237,105   7.61 years      5.61       849,127           5.57
 5.88 - 8.80    1,326,788   7.45 years      6.99       972,308           7.16
              ============                          =============    ==========
                7,299,114                            4,538,781        $  4.43
              ============                          =============    ==========


         As of December 31, 1998, 9,282,042 shares of common stock have been reserved for issuance under the Company's stock option plans and 750,000 shares have been reserved for issuance pursuant to warrants issued in connection with the Lantec purchase as described below.

         As described in Note 1(l), the Company adopted the disclosure only alternative under SFAS No. 123. Had compensation costs for awards in 1996, 1997 and 1998 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income and earnings per share would have been as follows:

                                       1996            1997           1998
                                   ------------    -----------    ------------
                                       (in thousands, except per share data)
     Net income (loss):...........
         As reported..............     $5,575       $10,288        $(25,561)
         Pro forma................     $3,330        $5,981        $(29,762)
     Net income (loss) per share:
         As reported - basic......      $0.21         $0.38          $(0.94)
         Pro forma - basic........      $0.13         $0.22          $(1.09)
         As reported - diluted....      $0.19         $0.35          $(0.94)
         Pro forma - diluted.......     $0.11         $0.20          $(1.09)

         Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may be greater as additional options are granted.

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   1996          1997            1998
                                 ----------    ----------     -----------
Volatility.....................    53.52%        60.25%          60.25%
Risk-free interest rate........     6.2%         5.94%           5.41%
Expected life of options ......   5 years       5 years         5 years
Expected dividend yield........      0%            0%              0%

     The weighted average fair value per share of options granted during 1996, 1997 and 1998 were $3.48, $3.28, and $1.76, respectively.

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

(d) Warrants

         In June 1995, the Company issued warrants to purchase 750,000 shares of the Company's common stock at $4.75 per share in connection with the purchase of Lantec (see Note 2). As of December 31, 1998, all of these warrants are outstanding and exercisable. The warrants expire in June 2005.

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

(f) Open Market Stock Purchase Plan

         On May 28, 1998, the Board of Directors of the Company authorized the purchase of up to an aggregate of 800,000 shares of common stock to be held as treasury stock targeted specifically for reissuance in connection with acquisitions. Subject to legal requirements, the purchases may be made from time to time in the open market based upon then-existing market conditions. During 1998, the Company purchased 180,019 shares of the Company's common stock at an aggregate cost of $633,000 pursuant to this authorization.

(6) LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

(a)  Leases

         The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from three to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets under capital leases of $2,200,000 and $2,710,000 and related accumulated amortization of $881,885 and $1,262,000 as of December 31, 1997 and 1998, respectively.
Amortization of leased assets is included in depreciation expense.

         The Company has entered into operating leases for office and warehouse space, software, computers, autos and other equipment. The period covered by the leases ranges from one to 25 years. Certain leases for office and warehouse space require payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

         Future minimum rental payments as of December 31, 1998, are as follows:

                                                    Capital         Operating
     Year Ending December 31,                       Leases           Leases
     ------------------------                   --------------     -------------
     1999..............................             $1,048,000       $4,408,000
     2000..............................                198,000        4,082,000
     2001..............................               --              2,675,000
     2002..............................               --              1,190,000
     2003..............................               --                867,000
     Thereafter........................               --              6,798,000
                                                 -------------    --------------
     Total minimum lease payments...               $1,246,000       $20,020,000
                                                                  ==============
      Less - Amounts representing interest             64,000
                                                 -------------
      Present value of net minimum lease payments  $1,182,000
      Current portion..................               991,000
                                                 =============
      Long term portion................            $  191,000
                                                 =============

     Rent  expense  for  operating  leases  for each of the  three  years  ended
December  31,  1996,  1997  and  1998  amounted  to  approximately   $2,808,000,
$4,042,000 and $4,312,000, respectively.

(b) Employment Contracts

         The Company has employment  contracts with certain key executives which
provide  for  annual  salary  and  incentive   payments  as  well  as  severance
arrangements.

(c) Contingencies

     The Company is party to various litigation as both plaintiff and defendant in cases related to contractual issues, employment matters and issues arising out of the conduct of its business. The Company believes that, based on discussions with its counsel, the estimable range of loss, if any, is not material in relation to the financial statements.

(7) RESTRUCTURING, IMPAIRMENT AND OTHER RELATED CHARGES

     In August and September 1998, the Company's senior management approved restructuring plans related to its Elcom Systems, Inc. ("ESI") subsidiary, its Elcom Services Group, Inc. ("ESG") government and educational sales operations and consolidation of certain of its customer support personnel in the U.S. This restructuring entailed a workforce reduction of approximately 35 of the Company's U.S. employees.

         As a result of this restructuring, ESI discontinued general maintenance of its Commerce Manager technology and will focus the efforts of its software division primarily on serving as an electronic commerce-oriented systems integration arm of ESG, thereby enabling ESG with the capability to offer its U.S. and U.K. customers PECOS Procurement Manager, ESI's multi-catalog and multi-vendor electronic ordering and automated procurement management system. In addition, the Company is no longer an Apple Educational Sales Agent and is concentrating instead on providing Windows and Intel-based ("Wintel") solutions to the education market in the U.S.

         In December 1998, the Company undertook a rightsizing of its organization in both the U.S. and U.K, primarily focused on streamlining the Company's sales organization. The Company deems these steps as necessary to better align the Company's cost infrastructure and expense levels with its revenue and gross profit margin generation. As a result, approximately 133 positions were affected, and the Company closed six sales offices in the U.S.

         The 1998 pre-tax charge of $12.9 million is comprised of $1.8 million in severance costs, $.6 million of estimated liabilities related to the Company's responsibilities concerning certain existing technology licenses, a $10 million write-down to estimated fair market value of certain unrealizable intangible assets related to prior U.S. acquisitions (see note 1(g)), and $.5 million of other charges, including costs related to lease terminations. The Company estimates that the restructuring will entail cash expenditures of approximately $2.3 million to be incurred on a declining basis from the fourth quarter of 1998 through the end of 1999.

(8) INDUSTRY SEGMENT AND GEOGRAPHIC DATA

     In 1998, the Company adopted the provisions of SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. This statement establishes the standards for reporting information about segments in annual and interim financial statements. The statement introduces a new model for segment reporting, the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure
- any manner in which management desegregates a company. The Company has included the required disclosure under this standard. The Company believes that substantially all of its material operations are part of the computer and peripherals industry, and it currently reports as a single industry segment. The Company's professional services and software licensing activities are deemed immaterial in respect of segment reporting. Foreign operations are conducted in the United Kingdom through the Company's wholly-owned subsidiaries. Geographic segments are identified based upon the origin of shipment. Information relating to the Company's geographic segment operations is set forth in the following table.

     Prior to the Company's acquisition of Lantec in June 1995 and AMA (UK) Limited in February 1996, substantially all of the net sales, net income (loss) and identifiable assets of the Company related to operations in the U.S. Net sales, net income (loss) and identifiable assets (adjusted for allocation of goodwill and related amortization for the Lantec acquisition) for the Company's U.S. and U.K. operations for the years ended December 31, 1996, 1997 and 1998 are as follows (in thousands):



          Year Ended                  United       United
        December 31, 1996             States       Kingdom     Consolidated
     -------------------------      -----------   -----------  ------------
     Net sales...............        $  435,133   $   184,982  $    620,115
                                    ===========   ===========  ============
     Net income..............        $    1,274   $     4,301  $      5,575
                                    ===========   ===========  ============
     Identifiable assets.....        $  161,890   $    98,879  $    260,769
                                    ===========   ===========  ============


          Year Ended
        December 31, 1997
    -------------------------
    Net sales................       $   473,806    $  286,330  $    760,136
                                   ============   ============ ============
    Net income...............       $     5,627    $    4,661  $     10,288
                                   ============   ============ ============
    Identifiable assets......       $   224,718    $  107,350  $    332,068
                                   ============   ============ ============

           Year Ended                 United         United
        December 31, 1998             States         Kingdom    Consolidated
     -------------------------      -----------   ------------  ------------
    Net sales................       $   449,844    $  313,756   $   763,600
                                   ============   ============  ============
    Net loss.................       $   (25,528)   $      (33)  $   (25,561)
                                   ============   ============  ============
    Identifiable assets......       $   151,648    $  110,203   $   261,851
                                   ============   ============  ============

         Substantially all revenues, net income and identifiable assets relate to the remarketing of personal computer products and related services.

(9)  INCOME TAXES

Income (loss) before provision for income taxes consisted of:

                               1996           1997             1998
                            -----------     -----------     -----------
           U.S.               $1,992          $ 6,977          $(25,780)
           Foreign             6,993            7,800               703
                            ===========    ===========      ===========
                              $8,985          $14,777          $(25,077)
                            ===========    ===========      ===========

The provision (benefit) for income taxes consisted of:

                                                1996        1997        1998
                                             ----------  ----------  ----------
Current tax provision
   U.S. federal..................             $   --      $    250    $    190
   State.........................                  718         375         701
   Foreign.......................                2,692       2,400         276
                                             ----------  ----------  ----------
  Total current tax provision (benefit)..     $  3,410    $  3,025    $  1,167
                                             ----------  ----------  ----------

Deferred tax provision (benefit)
   U.S. federal..................                --           468         (743)
   State.........................                --           257         (400)
   Foreign.......................                --           739          460
                                             ----------  ----------  ----------
  Total deferred  tax provision (benefit)..   $  --       $ 1,464     $   (683)
                                             ----------  ----------  ----------

  Provision for income taxes.....             $ 3,410     $ 4,489     $    484
                                             ==========  ==========  ==========

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                     1996       1997      1998
                                                   --------   --------   -------
Statutory tax rate.................................  34.0%      34.0%    (34.0%)
State taxes, net of U.S. federal tax benefit.......   5.3        2.8      (0.8)
Foreign taxes......................................  (0.8)      (1.6)      0.1
Valuation reserve provided against (utilization of)
  net operating loss carryforwards................. (29.5)     (21.0)     24.3
Non deductible goodwill and other..................  29.0       16.2       8.5
                                                   --------   --------  --------
                                                     38.0%      30.4%     (1.9%)
                                                   --------   --------  --------

Deferred tax assets (liabilities) consisted of the following as of December 31,

                                               1996       1997          1998
                                          ----------- ------------- ------------
Deferred tax assets:
 Depreciation.............................$  228,000    $    -       $    -
 Nondeductible reserves...................   358,000         -        1,776,000
 Capitalized inventory costs..............      -          497,000      178,000
 State income taxes.......................      -          101,000      578,000
 Accrued expenses.........................      -          632,000      801,000
 Other temporary differences.............. 1,121,000       522,000      667,000
 Foreign net operating loss carryforwards.      -            -            -
 Net federal and state operating loss
   carryforwards.......................... 1,619,000         -         6,095,000
                                          =========== ============= ============
                                           3,326,000     1,752,000   10,095,000
                                          =========== ============= ============
Deferred tax liabilities:
   Depreciation..........................       -         (374,000)    (372,000)
   Other intangible assets...............       -         (620,000)       -
   Catalog costs.........................       -       (1,067,000)  (1,065,000)
   Other temporary differences...........    (671,000)    (834,000)    (556,000)
                                           ----------- -----------  ------------
                                             (671,000)  (2,895,000)  (1,993,000)
                                           ----------- -----------  ------------
Valuation allowance......................  (2,655,000)       -       (8,102,000)
                                           ----------- -----------  ------------
Net deferred tax liabilities.............  $    -      $(1,143,000) $     -
                                          ============ ============ ============


         Prior to 1997 and in 1998, due to the uncertainty surrounding the realization of the benefit of its favorable tax attributes in future tax returns, the Company placed a full valuation allowance against its net deferred tax asset.

         The federal and state net operating loss carryforwards relative to the Company's U.S. operations cumulatively amount to approximately $15,200,000 at December 31, 1998. Such net operating loss carryforwards are primarily attributable to the Company's U.S. operating losses, as well as deductions for nonqualifying stock option exercises and disqualifying dispositions of common stock acquired upon the exercise of incentive stock options. The federal and state net operating loss carryforwards will begin to expire in 2010.

         U.S. income taxes have not been provided on the undistributed net earnings of the foreign subsidiaries. The Company plans to reinvest substantially all such earnings outside of the U.S., thus indefinitely postponing the remittance of taxes, which would be reduced by available foreign tax credits, on such earnings.

(10)  RELATED PARTY TRANSACTIONS

(a)    Transactions with Affiliated Company

         As of December 31, 1998, the Company owns approximately 5% of ShopLink Incorporated ("ShopLink"), a development stage company that licensed the PECOS electronic commerce system to service the home grocery and consumables market. The Company's financial statements do not reflect any investment in ShopLink, as its $4,000 initial investment was expensed in a prior year. Accounts receivable from ShopLink at December 31, 1997 and 1998 were $185,000 and $336,000, respectively.

         As of September 30, 1997, the Company sold options to acquire its equity ownership interest in ShopLink. The Company received $418,000 in payment for the options, which may be exercised through March 31, 1999. The Company has included the $418,000 received in payment for the options in other deferred liabilities, in the accompanying consolidated balance sheets. The Company does not anticipate that these options will be exercised.

(b)  Employee Loans

         In certain instances, the Company periodically makes loans to certain of its officers and employees. These loans are included in accounts receivable in the accompanying consolidated balance sheets and amounted to $1,082,000 and $699,000 at December 31, 1997 and 1998, respectively. As of December 31, 1998, these loans are collateralized by the employees' options to acquire common stock, and accrue interest at a rate of prime plus 1%.

(11) EARNINGS PER SHARE (in thousands, except per share data)

Basic and diluted earnings per share were calculated as follows:

Basic                                       1996         1997          1998
--------------------------------------   ---------    ---------      ---------
Net income (loss).....................     $5,575     $ 10,288       $(25,561)
                                         =========    =========      =========

Weighted average shares outstanding...     26,363       26,937         27,322
                                         =========    =========      =========

Basic net income (loss) per share.....      $0.21        $0.38         $(0.94)
                                         =========    =========      =========

Diluted
--------------------------------------
Net income (loss).....................     $5,575     $ 10,288       $(25,561)
                                         =========    =========      =========

Weighted average shares outstanding...     26,363       26,937         27,322

Dilutive effect of stock options......      3,376        2,524            -
                                         ---------    ---------      ---------

Weighted average shares as adjusted...     29,739       29,461         27,322
                                         =========    =========      =========

Diluted net income (loss) per share...      $0.19        $0.35         $(0.94)
                                         =========    =========      =========

         Options to purchase 536,000 shares of common stock at prices ranging from $6.75 to $8.80 were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares in 1997.

         Dilutive net loss per share in 1998 does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in 1998, a net total of 917,000 shares covered by options would have been dilutive, and 6,963,000 shares covered by options and warrants with per share exercise prices ranging from $3.72 to $8.80, would not have been dilutive.


(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

                                               First      Second        Third      Fourth
                                              Quarter     Quarter      Quarter     Quarter       Year
                                             ---------   ---------    ---------   ---------   ---------

Year Ended December 31, 1997
Net sales...................................  $176,279    $198,157     $198,373    $187,327    $760,136
Gross profit................................    20,202      22,692       24,036      23,464      90,394
Operating profit............................     3,559       4,095        5,764       5,501      18,919
Net income..................................     1,962       2,061        3,412       2,853      10,288
Basic net income per share..................      $.07        $.08         $.13        $.11        $.38
Basic weighted average shares outstanding...    26,739      26,869       27,017      27,117      26,937
Diluted net income per share................      $.07        $.07         $.11        $.10        $.35
Diluted weighted average shares outstanding.    29,519      28,847       29,481      29,907      29,461




                                               First       Second       Third      Fourth
                                              Quarter      Quarter     Quarter     Quarter        Year
                                             ---------   ---------    ---------   ---------   ---------

Year Ended December 31, 1998
Net sales................................... $190,048    $191,778     $194,993    $186,781     $763,600
Gross profit................................   22,154      22,586       19,463      12,739       76,942
Operating profit (loss).....................    4,021       3,234      (15,186)     (9,482)     (17,413)
Net income (loss)...........................    1,372         515      (15,036)    (12,412)     (25,561)
Basic net income (loss) per share...........    $ .05       $ .02        $(.55)      $(.46)       $(.94)
Basic weighted average shares outstanding...   27,230      27,379       27,356      27,321       27,322
Diluted net income (loss) per share.........    $ .05       $ .02        $(.55)      $(.46)       $(.94)
Diluted weighted average shares outstanding.   28,802      28,254       27,356      27,321       27,322


                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                         1998 ANNUAL REPORT ON FORM 10-K
                                INDEX TO SCHEDULE

                                                                         Page
                                                                      Reference
                                                                     -----------
Report of Independent Public Accounts                                    S-2

Schedule II - Valuation and Qualifying Accounts for the Years Ended
         December 31, 1996, 1997 and 1998                                S-3

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Elcom International, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Elcom International, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 23, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 23, 1999

                                                                     SCHEDULE II

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1996, 1997 and 1998
                                 (in thousands)


                                   Balance,                            Balance,
                                  Beginning             Utilization/    End
Allowance for Doubtful Accounts   of Period  Additions  Other (1)     Of Period
-------------------------------   ---------  ---------  -----------   ----------

Year ended December 31, 1996      $   1,709  $  2,586   $        17   $   4,312
                                  ========== ========== ============ ===========
Year ended December 31, 1997      $   4,312  $  3,058   $    (1,896)  $   5,474
                                  ========== ========== ============ ===========
Year ended December 31, 1998      $   5,474  $  4,975   $    (3,653)  $   6,796
                                  ========== ========== ============ ===========
(1) Includes allowances for doubtful accounts acquired through acquisition, net of write-offs.


                                   Balance,                             Balance,
                                  Beginning                                End
Inventory Valuation Accounts      of Period   Additions  Utilization   of Period
-------------------------------  ----------   ---------  -----------  ----------
Year ended December 31, 1996      $   1,340   $   564    $     (546)  $   1,358
                                 =========== =========== =========== ===========
Year ended December 31, 1997      $   1,358   $ 1,796    $   (1,791)  $   1,363
                                 =========== =========== =========== ===========
Year ended December 31, 1998      $   1,363   $ 1,651    $   (1,022)  $   1,922
                                 =========== =========== =========== ===========

                                  Balance,                             Balance,
                                 Beginning                              End
Deferred Tax Valuation Accounts  of Period    Additions  Utilization  of Period
------------------------------- ----------    ---------  -----------  ---------

Year ended December 31, 1996     $   4,359    $   -      $   (1,704)  $   2,655
                                =========== ===========  =========== ===========
Year ended December 31, 1997     $   2,655    $   -      $   (2,655)  $     -
                                =========== ===========  =========== ===========
Year ended December 31, 1998     $     -      $ 8,102    $      -     $   8,102
                                =========== ===========  =========== ===========


                                  Balance,                             Balance,
Reserve for Restructuring and    Beginning                               End
Other Related  Charges           of Period    Additions  Utilization  of Period
------------------------------- ----------    ---------  -----------  ----------
Year ended December 31, 1996     $    -       $    -     $      -     $     -
                                ===========  ==========  =========== ===========
Year ended December 31, 1997     $    -       $    -     $      -     $     -
                                ===========  ==========  =========== ===========
Year ended December 31, 1998     $    -       $  2,239   $     (321)  $   1,918
                                ===========  ==========  =========== ===========