Form 10-Q
period 1999-03-31
ELCOM INTERNATIONAL INC
filed 1999-05-14
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

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


The  registrant  had  27,672,950   shares  of  common  stock,  $.01  par  value,
outstanding as of May 3, 1999.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                Consolidated Balance Sheets at December 31, 1998
                 and March 31, 1999 (unaudited)................................2

                Consolidated Statements of Operations - Three Months Ended
                  March 31, 1998 and 1999 (unaudited)..........................3

                Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 1998 and 1999 (unaudited)..........................4

                Notes to Consolidated Financial Statements (unaudited).........5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................... .................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........13

                           Part II - OTHER INFORMATION

Item 1.       None.

Item 2.       None.

Item 3.       None.

Item 4.       None.

Item 5.       None.

Item 6.       Exhibits and Reports on Form 8-K................................13

Signature     ................................................................13


                                    EXHIBITS

Exhibit 27    Financial Data Schedule

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                   December 31,   March 31,
                                                                      1998          1999
                                                                   ------------  -----------
                              ASSETS                                              (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents....................................... $  14,315     $  26,887
  Accounts receivable:
     Trade........................................................   134,753       117,157
     Other........................................................    36,068        38,316
                                                                   ---------     ---------
                                                                     170,821       155,473
     Less - Allowance for doubtful accounts.......................     6,796         6,948
                                                                   ---------     ---------
         Accounts receivable,net..................................   164,025       148,525
Inventory.........................................................    39,617        23,590
Prepaids and other current assets.................................     2,458         3,322
                                                                   ---------     ---------
         Total current assets.....................................   220,415       202,324
                                                                   ---------     ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware andsoftware...................................    26,556        25,893
  Land, buildings and leasehold improvements......................     3,507         3,437
  Furniture, fixtures and equipment...............................     9,228         9,133
                                                                   ---------     ---------
                                                                      39,291        38,463
  Less -- Accumulated depreciation and amortization...............    25,034        25,172
                                                                   ---------     ---------
                                                                      14,257        13,291
                                                                   ---------     ---------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
AMORTIZATION......................................................    27,179        26,155
                                                                   ---------     ---------
                                                                   $ 261,851     $ 241,770
                                                                   =========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit................................................. $ 104,772     $  89,377
  Accounts payable................................................    49,341        47,550
  Accrued expenses and other current liabilities..................    20,747        20,264
  Current portion of capital lease obligations....................       991           819
  Current portion of long-term debt...............................        78            76
                                                                   ---------     ---------
         Total current liabilities................................   175,929       158,086
                                                                   ---------     ---------
OTHER DEFERRED LIABILITIES........................................       418          -
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION.................       191           120
LONG-TERM DEBT, NET OF CURRENT PORTION............................       296           278
                                                                   ---------     ---------
                                                                         905           398
                                                                   ---------     ---------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized --10,000,000 shares--       --            --
    Issued and outstanding -- None................................
  Common stock, $.01 par value
    Authorized -- 50,000,000 shares --
    Issued  -  27,547,061 and 27,657,993 shares...................       275           277
  Additional paid-in capital......................................   101,271       101,282
  Accumulated deficit.............................................   (16,192)      (17,647)
  Treasury stock, at cost 236,338 shares..........................    (1,182)       (1,182)
  Accumulated other comprehensiveincome...........................       845           556
                                                                   ---------     ---------
         Total stockholders'equity................................    85,017        83,286
                                                                   ---------     ---------
                                                                   $ 261,851     $ 241,770
                                                                   =========     =========
The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                    -------------------------
                                                       1998          1999
                                                    ----------     ----------

  Net sales......................................   $  190,048     $ 174,353
  Cost of sales..................................      167,894       157,179
                                                    ----------     ----------
  Gross profit...................................       22,154        17,174
  Expenses:
    Selling, general and administrative..........       17,858        17,069
    Research and development.....................          275           351
                                                    ----------     ----------
  Total expenses.................................       18,133        17,420
                                                    ----------     ----------
  Operating profit (loss)........................        4,021          (246)

  Interest expense...............................       (1,942)       (1,195)
  Interest income and other, net.................          171           489
                                                    ----------     ----------
  Income (loss) before income taxes..............        2,250          (952)

  Provision for income taxes.....................          878           503
                                                    ----------     ----------
  Net income (loss)..............................   $    1,372     $  (1,455)
                                                    ==========     ==========

  Basic net income (loss) per share..............   $     0.05     $   (0.05)
                                                    ==========     ==========
  Basic weighted average shares outstanding......       27,230        27,412
                                                    ==========     ==========

  Diluted net income (loss) per share............   $     0.05     $   (0.05)
                                                    ==========     ==========
  Diluted weighted average shares outstanding....       28,802        27,412
                                                    ==========     ==========


  Other Comprehensive Income, Net of Tax:
  Net income (loss)..............................   $    1,372     $  (1,455)
    Foreign currency translation adjustments.....          293          (289)
                                                    ----------    -----------
  Comprehensive income (loss)....................   $    1,665     $  (1,744)
                                                    ==========    ===========

       The accompanying notes are an integral part of these consolidated financial statements.


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                           1998          1999
                                                                        ----------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................................................      $  1,372      $ (1,455)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities --
  Depreciation and amortization....................................         2,326         2,214
  Provision for doubtful accounts..................................           320           212
  Other deferred liabilities.......................................            --          (418)
  Changes in current assets and liabilities, net of acquisitions --
    Accounts receivable............................................        (4,690)       13,308
    Inventory......................................................        (7,473)       15,532
    Prepaids and other current assets..............................          (527)       (2,888)
    Accounts payable. .............................................        20,950         1,565
    Accrued expenses, other current liabilities and other..........         3,715           (24)
                                                                         ---------     ---------
      Net cash provided by operating activities.... ...............        15,993        28,046
                                                                         ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, equipment and software......................        (2,092)         (843)
 Increase in other assets and deferred costs.......................          (131)           22
                                                                         ---------     ---------
      Net cash used in investing activities........................        (2,223)         (821)
                                                                         ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments under lines of credit................................       (10,583)      (14,328)
 Repayment of capital lease obligations and long-term debt.........          (165)         (251)
 Exercise of common stock options..................................           345            12
                                                                         ---------     ---------
      Net cash used in financing activities........................       (10,403)      (14,567)
                                                                         ---------     ---------
FOREIGN EXCHANGE EFFECT ON CASH....................................           266           (86)
                                                                         ---------     ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS......................................................         3,633        12,572
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD..............................................        33,165        14,315
                                                                         ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................      $ 36,798      $ 26,887
                                                                         =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid....................................................      $  2,049      $  1,295
                                                                         =========     =========
  Income taxes paid................................................      $    212      $     82
                                                                         =========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:..............................      $     --      $     --
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of operations and cash flows for the periods ended March 31, 1998 and 1999. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.  Net Income Per Share

     Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. This statement establishes revised standards for computing earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS gives effect to all potential common shares outstanding during the period. In 1999, diluted EPS is the same as basic EPS because the Company has reported a net loss, in which case dilutive securities are not included in the determination of per share calculations.

     Basic and diluted earnings per share were calculated as follows:


                               Three Months Ended
   Basic                                        March 31,
   --------------------------------     -----------------------
                                          1998           1999
                                        ---------     ---------
   Net income (loss)                      $1,372       $(1,455)
                                        =========     =========
   Weighted average shares outstanding    27,230        27,412
                                        =========     =========
   Basic net income (loss) per share      $ 0.05       $ (0.05)
                                        =========     =========

   Diluted
   --------------------------------
   Net income (loss)                     $ 1,372       $(1,455)
                                        =========     =========
   Weighted average shares outstanding    27,230        27,412
   Dilutive effect of stock options        1,572           -
                                        ---------     ---------
   Weighted average shares as adjusted    28,802        27,412
                                        =========     =========
   Diluted net income (loss) per share   $  0.05       $ (0.05)
                                        =========     =========

     Options to purchase 1,650,188 shares of common stock at prices ranging from $5.99 to $8.80 were outstanding at March 31, 1998 but not included in the computation of diluted earnings per share because such options' exercise prices were greater than the average market price of the Company's common stock in the quarter ended March 31, 1998.

     Dilutive net loss per share in the 1999 quarter does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in the 1999 quarter, a net total of 1,091,632 shares covered by options would have been dilutive, and 6,413,147 shares covered by options and warrants with per share exercise prices ranging from $2.55 to $8.80, would not have been dilutive.

3.   INDUSTRY SEGMENT AND GEOGRAPHIC DATA

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

     Net sales and net income (loss) (adjusted for allocation of goodwill amortization for the Lantec acquisition) for the Company's U.S. and U.K. operations for the quarters ended March 31, 1998 and 1999 are as follows (in thousands):


                                      United          United
           Three Months Ended         States          Kingdom      Consolidated
             March 31, 1998         ------------    -------------  -------------
          ---------------------
          Net sales.............    $   108,418     $    81,630    $   190,048
                                    ============    =============  =============

          Net income............    $         3     $     1,369    $     1,372
                                    ============    =============  =============



           Three Months Ended
             March 31, 1999
          ---------------------
          Net sales................ $    95,640     $    78,713    $   174,353
                                    ============    =============  =============

          Net income (loss)....     $    (1,451)    $        (4)   $    (1,455)
                                    ============    =============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company was founded in 1992 as a developer of electronic commerce software, commenced selling PC products in December 1993 through a separate subsidiary using its software, and experienced rapid growth for several years. The Company achieved its growth by using its proprietary Personal Electronic Catalog and Ordering System ("PECOS") as a value-add differentiator and by offering the use of PECOS through Elcom Services Group, Inc. (formerly Catalink Direct, Inc.) to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six PC products remarketers. To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Elcom Services Group, Inc. and its respective subsidiaries in the United States and United Kingdom ("Elcom Services Group"), to business and corporate customers. These sales are accomplished through the Company's PECOS electronic commerce technology and through telephone and other traditional ordering methods. In addition, the Company, through another subsidiary of Elcom Services Group, elcom.com, inc. (formerly Elcom Systems, Inc.), licenses its PECOS technologies and provides implementation and consulting services, and in March, 1999, commenced operating an Internet on-line storefront selling PC's and related products. In April 1999, elcom.com added auction capabilities to its Internet site and plans to sell other business-oriented supplies during 1999.

Elcom Services Group, Inc.

     Elcom Services Group's revenues and resultant gross profit are affected by price reductions by PC manufacturers which have been substantial over the last several years. Manufacturers' price reductions require that Elcom Services Group increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases and increase its revenue volume if it is to sustain its level of gross profit dollars. Further, the Company is experiencing a softening of demand from its customers which began in September of 1998, which, at that time, the Company attributed to the Asian financial crisis and subsequent fluctuations, and related uncertainties in the worldwide financial markets, that impacted some of the Company's customers and their capital outlays. The Company believes the relatively soft demand it has experienced in the first quarter of 1999 possibly relates to Year 2000 projects at certain of its customers which may have caused delays in procuring PC's and related products and professional services, as customers focus on their management information systems infrastructure.

     During the third quarter of 1998, the Company restructured certain of its Elcom Services Group (United States) operations. The primary objective of this restructuring was to centralize and better leverage Elcom Services Group's customer relations support functions. In addition, the Company also elected to not pursue renewal of its Apple Educational Sales Agent contract, as management intends to focus on a broader educational market.

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

elcom.com, inc.

     In the third quarter of 1998, the Elcom Systems software division ("Elcom Systems") of elcom.com, inc. was restructured to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group, the Company's PC-remarketing and professional services subsidiary. In addition, beginning in March 1999, elcom.com, inc. ("elcom.com") launched an Internet on-line storefront site at www.elcom.com where it markets and sells over 62,000 PC products to businesses and consumers, and intends to offer office supplies and other products, 24 hours a day, seven days a week. elcom.com intends be a leading supplier of these multiple commodity-type products through this site,primarily to businesses. Further, elcom.com added auction capabilities to its site as part of its Internet-based business-to-business storefront in April 1999.

     On a standalone basis, for the quarters ended March 31, 1999 and 1998, revenues generated by the Elcom Systems software division from licenses, including associated professional services and maintenance fees were approximately $222,000 and $900,000, respectively. The decline in Elcom Systems' revenues reflects the shift in the Company's focus from its PECOS Commerce Manager ("PECOS.cm") technology to PECOS Procurement Manager ("PECOS.pm"), its intranet-based automated procurement management system. In addition, elcom.com's Internet storefront had product sales of approximately $2.0 million in the 1999 quarter (and none in the comparable 1998 quarter), substantially all of which was from customers transitioned from Elcom Services Group. In total, primarily due to the reduction in licensing and professional services revenue, elcom.com's consolidated gross margin decreased from $686,000 in the 1998 quarter to $291,000 in the 1999 quarter. Consequently, because elcom.com's expenses increased approximately $500,000 from 1998 to 1999 as the Company commenced staffing the entity to support expected growth of its Internet storefront, its consolidated operating loss increased $900,000, to $1.3 million during the 1999 quarter, versus an operating loss of $400,000 in the 1998 quarter.

Salomon Smith Barney Engagement

     On July 23, 1997, the Company announced that its Board of Directors had authorized the engagement of Salomon Smith Barney to assist the Company by coordinating and evaluating options intended to help enable the strategic potential of the Company to be realized. The rapid growth of the Company prior to that time and the Board of Directors' belief that the Company's stock was undervalued in the marketplace, prompted the Company to take this step. These actions,  intended  to  maximize  stockholder  value,  included  evaluating  the possible sale or merger of the Company, strategic financing options, and potential strategic partners. Due to the size and scale of the Company's PC remarketing and services business in the United Kingdom and the relative strength of the United Kingdom stock market, particularly for information technology stocks, the Company and Salomon Smith Barney also evaluated alternatives intended to take advantage of this strength, including potential separate transactions for the Company's United Kingdom and United States remarketer businesses.

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

     After disengaging from Salomon Smith Barney, the Company has had periodic discussions with several companies. The Company intends to continue to have discussions, if appropriate, with relevant and qualified companies. The Company remains contractually committed to Salomon Smith Barney until late 1999 in the event that a transaction is consummated with certain parties.

Year 2000 Readiness Disclosure

     The Company has implemented an Oracle-based Year 2000 compliant Information Technology System ("IT System") in the United States. In the United Kingdom, the Company has implemented a Year 2000 compliant upgrade to its Computer Associates International, Inc. software system which operates on an IBM AS-400 hardware platform. Due to the extended timeframe of the United States Oracle-based system implementation, and related ongoing enhancements, the Company has deferred implementation of the Oracle-based system in the United Kingdom. The Company also has delayed implementation of a new warehousing system in the United States and is currently using its Oracle-based Year 2000 compliant inventory system. The Company's near term IT System efforts will continue to be focused on additional enhancements to its systems, including ensuring the Company remains current in applying any software "patches" issued by its software vendors to address Year 2000 compliance issues. The Company's various Year 2000 tests and related efforts on it's IT Systems and non-IT Systems have not uncovered anysubstantial Year 2000 issues, and the Company believes it is well positioned in respect of this issue, and does not anticipate a significant cost to address the minor issues identified.. The Company has been assured by, and is confident that, its key electronic trading partners' information systems applications either are, or will be, Year 2000 compliant in sufficient time to avoid material problems, however, there can be no assurance by the Company that its electronic trading partners will not experience Year 2000 oriented problems which could effect the supply of products to the Company. The Company's PECOS electronic commerce technology applications have been developed in a Year 2000 compliant fashion.

Results of Operations

Quarter ended March 31, 1999 compared to the quarter ended March 31, 1998.

     Net Sales. Net sales for the quarter ended March 31, 1999 decreased 8% to $174.4 million from $190.1 million in the same period of 1998, a decrease of $15.7 million. However, professional services revenues of Elcom Services Group increased 28% from approximately $6.9 million in 1998 to $8.8 million in 1999. Net sales in the United States decreased 12% to $95.7 million in the 1999 quarter, from $108.5 million in the quarter ended March 31, 1998. Net sales of the Company's United Kingdom based operations decreased 4% to $78.7 million in the 1999 quarter from $81.6 million in the first quarter of 1998. The Company believes the decrease in United States sales reflects the residual impact of the Asian financial crisis on certain of its customers, as well as softer demand due to certain of its customers focusing on Year 2000 efforts; and possibly deferring purchase of PC's and related products. The Company believes that there is potential for a rebound or partial rebound in PC demand once its customers have completed their Year 2000 efforts. In addition, in the United Kingdom, demand has softened consistent with a general economic slowdown in 1999 versus 1998. The Company anticipates that revenues of Elcom Services Group, its traditional full service remarketer, may continue to decrease as the Company evaluates the profitability of certain customer accounts, and continues to transition Elcom Services Group customers to elcom.com.

     Gross Profit. Gross profit for the quarter ended March 31, 1999 decreased to $17.2 million from $22.2 million in the 1998 quarter, a decrease of $5.0 million or 23%. The decrease in gross profit dollars reflects the decrease in net sales as well as a decrease in the gross profit percentage between the 1998 and 1999 quarters. Gross profit as a percent of net sales decreased to 9.9% in the 1999 quarter from 11.7% in the 1998 quarter. The gross profit percentage was higher in 1998 due to direct purchasing programs with certain manufacturers in the United States which have been curtailed by the Company in 1999 due to
changes  in  certain  manufacturers'   product-oriented  policies.  The  Company
anticipates ongoing pressure on its PC product gross margins, the impact of which it intends to mitigate with a more streamlined corporate infrastructure focused on Internet-based selling, and by leveraging the Company's electronic commerce experience and software capabilities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 1999 decreased 4.5% to
$17.1 million from $17.9 million in the 1998 quarter, a decrease of $0.8 million. This decrease is primarily attributable to the restructurings accomplished by the Company in 1998, net of the cost of the Company's investment in elcom.com's infrastructure to support the anticipated future growth of the Company's elcom.com Internet-based businesses. As a percentage of sales, selling, general and administrative expenses increased slightly for the quarter ended March 31, 1999 to 9.8% from 9.4% in the 1998 quarter, which reflects a lower level of net sales in the first quarter of 1999, as noted above as well as an increase in the selling, general and administrative expenses of elcom.com.

     Research and Development Expense. Research and development expense increased 28% from $275,000 in the 1998 quarter to $351,000 in the 1999 quarter reflecting increased expenditures in support of the Company's PECOS Procurement Manager technology. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS product line, including developing an Internet-based version of elcom.com's PECOS technology using state-of-the-art Java programming/code and other tools and techniques. The Company expects to increase its investments in research and development as it enhances its newly announced version of PECOS Procurement Manager, its automated procurement system.

     Interest Expense. Interest expense for the quarter ended March 31, 1999 decreased to $1.2 million from $1.9 million in the comparable quarter of 1998, a decrease of $700,000. Interest expense in both years reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory and for 1999 is reflective of the decrease in the Company's net sales, improved collections of receivables, and substantially lower inventory balances versus the 1998 period, as well as lower interest rates in the 1999 quarter vs. 1998.

     Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 1999 increased to $489,000 from $171,000 in the 1998 quarter. Other income in the 1999 quarter includes proceeds of $400,000 resulting from the lapsing (without exercise) of options sold in 1997 to acquire the Company's interest in Shoplink Incorporated. The Company therefore continues to own approximately 3% of Shoplink Incorporated, which is a privately-held on-line supplier of groceries and other consumables to homeowners.

     Income Tax Provision. The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The provision in 1998 included these same items as well as estimated federal income taxes in the United States. Throughout much of 1999, the Company anticipates it will not provide United States federal income taxes as it has net operating losses which were generated in the second half of 1998 available to offset such provision.

     Net Income (Loss). The Company generated a net loss for the quarter ended March 31, 1999 of $1.5 million as a result of the factors described herein.

Liquidity and Capital Resources

     Net cash provided by operating activities for the quarter ended March 31, 1999 was $28.0 million, primarily reflecting the Company's net loss, adjusted for $2.2 million in depreciation and amortization, a $13.3 million decrease in the level of accounts receivable and a $15.5 million decrease in the Company's inventory balances in the period. Net cash used in investing activities was $0.8 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $14.6 million, consisting primarily of a $14.3 million net decrease in borrowings under the Company's lines of credit.

     Net cash provided by operating activities for the quarter ended March 31, 1998 was $16.0 million, which is primarily due to an increase in accounts payable and other accrued expenses of $24.7 million (primarily related to the timing of certain payments), offset by a $12.2 million combined increase in inventory and accounts receivable. Net cash used for investing activities was $2.2 million, consisting primarily of additions to property, equipment and software and $3.0 million of cash paid for acquisitions. Net cash used in financing activities was $10.4 million, primarily due to a $10.6 million net decrease in borrowings under the Company's lines of credit.

     At March 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $26.9 million, accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). During 1998, the United States DFSC facility provided for borrowings of up to $120 million, and interest was charged at a rate of prime (7.75% at March 31, 1999) minus 1%. The facility was amended in connection with its March 1999 renewal to include elcom.com, inc. and to provide for aggregate borrowings of up to $80 million, and as of April 1, 1999, the interest rate was increased from the prime rate minus 1% to prime minus .5%, although approximately one-half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed. In addition, the Company has agreed that its interest rate will increase .25% for each quarter that it reports a loss, as defined in the DFSC agreements. The Company's reported loss in the first quarter of 1999, is not expected to result in an interest rate change due to the exclusion of certain non-cash charges from the DFSC definition of a loss. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of March 31, 1999, the Company's borrowings from DFSC on its United States floor plan line of credit were $54.5 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In

December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $48.5 million, as of March 31, 1999. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (5.5% at March 31, 1999) plus 1.25%. The United Kingdom DFSC facility replaced four separate facilities previously maintained in the United Kingdom. As of March 31, 1999, the Company's borrowings under its United Kingdom DFSC facility were (pound)21.7 million, or $34.9 million, which approximated the Company's availability thereunder.

     The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of PC products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning the net income covenant for 1998, the Company believes that it is in compliance with all other covenants of the facility as of March 31, 1999. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or be increased to support the Company's requirements.

     The Company also has a $9.5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At March 31, 1999, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

     As of March 31, 1999, the Company had borrowings aggregating approximately $89.4 million outstanding under these borrowing facilities, which approximated its availability thereunder.

     Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company started purchasing selected products directly from manufacturers in late 1996. Although the Company's inventory investment imposes certain costs and risks, the Company believes that this investment improves its delivery time to customers and the quality control of configured systems. The Company also believes that it can substantially mitigate the risks associated with its inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. These direct purchasing arrangements favorably impacted gross profit, particularly in the third and fourth quarters of 1997, as the volume of direct purchases increased significantly over prior quarters and the Company earned substantial direct purchasing rebates and incremental discounts related to sales to certain large customers. Nonetheless, during 1998 the Company reduced its inventory levels 34% from its 1997 year-end position, and an additional 40% from the year-end 1998 balance to its March 31, 1999 balance. These reductions were particularly significant in the United States, where manufacturers have substantially modified various policies to limit the timeframe and/or availability of price protection on products held in inventory and the Company's ability to return products also has been curtailed. Accordingly, during 1999, the Company has limited its direct purchases of inventory and continues to evaluate the levels of products that it purchases directly and holds in inventory in the United States, versus the incremental cost to source the product from its DFPs for shipment to a Company location or directly to a customer. The Company is currently seeking to minimize the level of inventory it stocks. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received a significantly reduced amount of manufacturer funding support in 1999 versus the first half of 1998 and calendar 1997, and there can be no assurance that the Company will be in a position to purchase the levels of product necessary in order to continue to receive even these reduced levels of funding support in the future, or that manufacturers will continue to make such support available. Further reductions in manufacturer funding support would reduce the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators and is investigating outsourcing certain activities.

     As of September 30, 1997, the Company sold options to acquire its interest in ShopLink Incorporated, which now represents approximately a 3% ownership position. The Company received $418,000 in payment for the options, which lapsed without being exercised on March 31, 1999. The Company has included the $418,000 received in payment for the options in interest income and other, net in the 1999 Consolidated Statement of Operations and Other Comprehensive Income.

     The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investments in property, equipment and software.

     The Company believes that its cash, cash equivalents, and accounts receivable, together with its existing sources of liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available. However, there can be no assurance the Company's lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary, or that the Company will be able to timely collect its accounts receivable. Moreover, there can be no assurance that the Company can arrange appropriate financing to allow a substantial increase in its marketing expenditures in order to support the branding of both its PECOS Procurement Manager software and elcom.com, its technology and Internet-based storefront subsidiary.

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

     The Company's revenues are affected by general price reductions by PC manufacturers, which have been substantial. Such price reductions require that the Company increase its base unit volumes and associated peripheral product sales to existing and newly acquired customers in order to overcome the effect of this price cutting and increase its net sales. Consequently, in order to increase revenues, such unit volumes of sales are required to increase substantially, which amplifies the impact of any slowdown in corporate customer demand on the Company's revenues.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "intends," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, customer's acceptance and usage of the Company's electronic commerce systems and acceptance of electronic commerce software systems in general, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for and availability of PC products, trends toward less favorable manufacturer policies (such as reduced price protection, more limited returns and other policies), the success and timing of ongoing enhancements to the Company's new management information system, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Quarterly Report on Form 10-Q, the Company's 1998 Annual Report on Form 10-K and in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition. The Company's risk associated with inventory values is discussed elsewhere in this Form 10-Q.

     The Company's cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on March 31, 1999 balances, the Company estimates that a 1% change in interest rates would have an effect of approximately $600,000 on income before income taxes.

     The Company's investment in its United Kingdom subsidiaries is sensitive to fluctuations in the exchange rate between the United States dollar and the United Kingdom pound sterling. The effect of such fluctuations is included in other comprehensive income in the Consolidated Statements of Operations and Other Comprehensive Income.

                                 Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        (27)   Financial Data Schedule. (x)


---------------------------------
               (x)  Filed herewith.

                                          SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Elcom International, Inc.
                                                              (Registrant)

Date: May 14, 1999                     By:  /s/  Laurence F. Mulhern
                                                 Laurence F. Mulhern
                                           Chief Financial Officer and Treasurer