Form 10-Q
period 1999-06-30
ELCOM INTERNATIONAL INC
filed 1999-08-11
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    Form 10-Q


     [X] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities
                              Exchange Act Of 1934

                  For the Quarterly Period Ended June 30, 1999

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


                    Yes   X                       No
                       ------                        ------

     The registrant had 27,901,000 shares of common stock, $.01 par value, outstanding as of August 2, 1999.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.      Financial Statements                                           Page

                 Consolidated Balance Sheets as of December 31, 1998
                  and June 30, 1999 (unaudited)................................2

                 Consolidated Statements of Operations - Three and Six Month
                  Periods Ended June 30, 1998 and 1999 (unaudited)............ 3

                 Consolidated Statements of Cash Flows - Six Month
                  Periods Ended June 30, 1998 and 1999 (unaudited).............4

                 Notes to Consolidated Financial Statements (unaudited)....... 5

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations... ........................................7

Item 3.      Quantitative and Qualitative Disclosures About Market
              Risk............................................................16



                           Part II - OTHER INFORMATION

Item 1.     None.

Item 2.     None.

Item 3.     None.

Item 4.     Submission of Matters to a Vote of Security Holders...............17

Item 5.     Other Information.................................................17

Item 6.     Exhibits and Reports on Form 8-K..................................18

Signature   ..................................................................18

                                        ELCOM INTERNATIONAL, INC.
                                             AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                    (in thousands, except share data)

                                                                                December 31,      June 30,
                                                                                    1998            1999
                                                                                --------------  --------------
                                     ASSETS                                                      (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $   14,315      $  27,503
  Accounts receivable:
     Trade....................................................................      134,753        112,284
     Other....................................................................       36,068         26,994
                                                                                --------------   -------------
                                                                                    170,821        139,278
     Less-Allowance for doubtful accounts.....................................        6,796          5,440
                                                                                --------------   -------------
                                                                                    164,025        133,838
  Inventory...................................................................       39,617         18,558
  Prepaids and other current assets...........................................        2,458          3,165
                                                                                --------------   -------------
     Total current assets.....................................................      220,415        183,064
                                                                                --------------   -------------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software..............................................       26,556         26,860
  Land, buildings and leasehold improvements..................................        3,507          3,412
  Furniture, fixtures and equipment...........................................        9,228          9,002
                                                                                --------------   -------------
                                                                                     39,291         39,274
  Less - Accumulated depreciation and amortization............................       25,034         26,382
                                                                                --------------   -------------
                                                                                     14,257         12,892
                                                                                --------------   -------------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
AMORTIZATION..................................................................       27,179          3,379
                                                                                --------------   -------------
                                                                                 $  261,851      $ 199,335
                                                                                ==============   =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Lines of credit.............................................................   $  104,772      $  82,550
  Accounts payable............................................................       49,341         41,103
  Accrued expenses and other current liabilities..............................       20,747         13,788
  Current portion of capital lease obligations................................          991            646
  Current portion of long-term debt...........................................           78             74
                                                                                --------------  --------------
     Total current liabilities................................................      175,929        138,161
                                                                                --------------  --------------
OTHER DEFERRED LIABILITIES....................................................          418              -
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION.............................          191             48
LONG-TERM DEBT, NET OF CURRENT PORTION........................................          296            263
                                                                                --------------  --------------
                                                                                        905            311
                                                                                --------------  --------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding -- None..........................................            -             -
  Common stock, $.01 par value; Authorized -- 50,000,000 shares --
      Issued - 27,547,061 and 28,113,237 shares...............................          275            281
  Additional paid-in capital..................................................      101,271        102,068
  Retained earnings...........................................................      (16,192)       (40,381)
  Treasury stock, at cost - 236,338 shares ...................................       (1,182)        (1,182)
  Cumulative translation adjustment...........................................          845             77
                                                                                --------------  --------------
         Total stockholders' equity...........................................       85,017         60,863
                                                                                ==============  ==============
                                                                                $   261,851     $  199,335
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


                                        ELCOM INTERNATIONAL, INC.
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                      AND OTHER COMPREHENSIVE INCOME
                                  (in thousands, except per share data)
                                               (unaudited)

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                               -----------------------------    ------------------------------
                                                    1998           1999             1998              1999
                                               -------------   -------------    -------------    -------------

Net sales....................................  $   191,778     $   150,547      $  381,826       $  324,900
Cost of sales................................      169,192         134,353         337,086          291,532
                                               --------------  -------------   -------------    -------------
Gross profit.................................       22,586          16,194          44,740           33,368
Expenses:
  Selling, general and administrative........       19,006          14,997          36,864           32,066
  Research and development...................          346             224             621              575
  Asset impairment charge (Note 4)...........           -           22,552              -            22,552
                                               --------------  -------------   -------------    -------------
Total expenses...............................       19,352          37,773          37,485           55,193
                                               --------------  -------------   -------------    -------------
Operating profit (loss)                              3,234         (21,579)          7,255          (21,825)

Interest expense.............................       (2,223)           (877)         (4,165)          (2,072)
Interest income and other, net...............          225             130             396              619
                                               --------------  -------------   -------------    -------------
Income (loss) before income taxes............        1,236         (22,326)          3,486          (23,278)

Provision for income taxes...................          721             408           1,599              911
                                               --------------  -------------   -------------    -------------
Net income (loss)............................  $       515     $   (22,734)     $    1,887       $  (24,189)
                                               ==============  =============   =============    =============

Basic net income (loss) per share............  $      0.02     $     (0.82)     $     0.07       $    (0.88)
                                               ==============  =============   =============    =============
Basic weighted average shares outstanding....       27,379          27,709          27,305           27,561
                                               ==============  =============   =============    =============

Diluted net income (loss) per share..........  $      0.02     $     (0.82)     $     0.07       $    (0.88)
                                               ==============  =============    =============   =============
Diluted weighted average shares outstanding..       28,254          27,709          28,512           27,561
                                               ==============  =============   =============    =============

Other Comprehensive Income, Net of Tax:
Net income (loss)............................  $       515     $   (22,734)     $    1,887       $  (24,189)
 Foreign currency translation adjustments....          (70)           (479)            450             (768)
                                               --------------  -------------   -------------    -------------
Comprehensive income (loss)..................  $       445     $   (23,213)     $    2,337       $  (24,957)
                                               ==============  =============   =============    =============

         The accompanying notes are an integral part of these consolidated financial statements.



                                        ELCOM INTERNATIONAL, INC.
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)
                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ------------------------------
                                                                             1998            1999
                                                                       --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss)..................................................    $    1,887       $  (24,189)
  Adjustments to reconcile net income to net cash
   provided by operating activities --
    Depreciation, amortization and asset impairment charge..........         4,774           26,451
    Provision for doubtful accounts.................................           620            2,130
    Other deferred liabilities......................................            -              (418)
    Changes in current assets and liabilities, net of acquisitions--
      Accounts  receivable..........................................        (9,826)          24,838
      Inventory.....................................................        12,123           20,278
      Prepaids and other current assets.............................        (1,904)          (1,046)
      Accounts payable..............................................        15,477           (5,731)
      Accrued expenses, other current liabilities and other.........        (1,142)          (6,470)
                                                                       -------------    -------------
         Net cash provided by operating activities..................        22,009           35,843
                                                                       -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software......................        (3,859)          (2,075)
  Increase (decrease) in other assets and deferred costs............           (73)              36
                                                                       -------------    -------------
        Net cash used in investing activities.......................        (3,932)          (2,039)
                                                                       -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under lines of credit................................       (16,407)         (20,450)
  Purchase of treasury stock ..                                               (559)               -
  Repayment of capital lease obligations............................          (351)            (506)
  Proceeds from stock option exercises..............................           486              801
                                                                       -------------    -------------
        Net cash used in financing activities.......................       (16,831)         (20,155)
                                                                       -------------    -------------
FOREIGN EXCHANGE EFFECT ON CASH.....................................           208             (461)
                                                                       -------------    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,454           13,188

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD...............................................        33,165           14,315
                                                                       -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD............................    $   34,619       $   27,503
                                                                       =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid.....................................................    $     4,134     $      882
                                                                       =============    =============
  Income taxes paid.................................................    $       406     $      445
                                                                       =============    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Retirement of fully depreciated / amortized property,
     equipment and software..........................................   $        -      $      777
                                                                       =============    =============

 The accompanying notes are an integral part of these consolidated financial statements.


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of operations and cash flows for the periods ended June 30, 1998 and 1999. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

     Basic and diluted earnings per share were calculated as follows (in thousands, except per share amounts):


                                                            Three Months Ended               Six Months Ended
                                                                 June 30                         June 30

                                                       -----------------------------    ---------------------------
                                                          1998             1999            1998           1999
                                                       ------------     ------------    -----------    ------------
                                                       ------------     ------------    -----------    ------------
           Basic
           ------
           Net income (loss)                            $      515      $  (22,734)     $    1,887     $   (24,189)
                                                       ============     ============    ===========    ============
           Weighted average shares outstanding              27,379          27,709          27,305          27,561
                                                       ============     ============    ===========    ============
           Basic net income (loss) per share            $     0.02      $    (0.82)     $     0.07     $     (0.88)
                                                       ============     ============    ===========    ============

           Diluted
           ---------
           Net income (loss)                            $      515      $  (22,734)     $    1,887      $  (24,189)
                                                       ============     ============    ===========    ============
           Weighted average shares outstanding              27,379          27,709          27,305          27,561
           Dilutive effect of stock options                    875              -            1,207               -
                                                       ------------     ------------    -----------    ------------
           Weighted average shares as adjusted              28,254          27,709          28,512          27,561
                                                       ============     ============    ===========    ============
           Diluted net income (loss) per share          $     0.02      $    (0.82)     $     0.07     $     (0.88)
                                                       ============     ============    ===========    ============

     Options to purchase 4,641,054 and 2,657,672 shares of common stock at prices ranging from $5.03 to $8.80 and $5.44 to $8.80 were outstanding during the three and six month periods ended June 30, 1998, respectively, but not included in the computation of diluted earnings per share because such options' exercise prices were greater than the average market price of the Company's common stock for the applicable period ended June 30, 1998.

     Dilutive net loss per share in the 1999 periods does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in the 1999 three and six month periods, a net total of 2,628,709 and 1,713,467 shares, respectively, covered by options and warrants would have been dilutive, and 2,078,211 shares and 5,859,049 shares, respectively, covered by options and warrants with per share exercise prices ranging from $5.22 to $8.80, and $3.81 to $8.80, respectively, would not have been dilutive.

3    Industry Segment And Geographic Data

     In 1998, the Company adopted the provisions of SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. This statement establishes the standards for reporting information about segments in annual and interim financial statements. The statement introduces a new model for segment reporting, the "management approach". The management approach is based on the way the chief operating decision-maker organizes segments within a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure
- any manner in which management desegregates a company. The Company has included the required disclosure under this standard. The Company believes that substantially all of its material operations are part of the computer and peripherals remarketer industry, and it currently reports as a single industry segment. The Company's professional services and software licensing activities are deemed immaterial in respect of segment reporting. Foreign operations are conducted in the United Kingdom through the Company's wholly-owned indirect subsidiaries. Geographic segments are identified based upon the origin of shipment. Information relating to the Company's geographic segment operations is set forth in the following table.

     Net sales and net income (loss) (adjusted for allocation of U.K. goodwill amortization and impairment charges) for the Company's U.S. and U.K. operations for the quarters and six months ended June 30, 1998 and 1999 are as follows (in thousands):

                                            United               United
      Three Months Ended                    States               Kingdom        Consolidated
        June 30, 1998                    ------------         ------------      -------------
  -------------------------
    Net sales..............              $ 114,612             $   77,166        $   191,778
                                        =============         ============      =============

    Net income.............              $     292             $      223        $       515
                                        =============         ============      =============


      Six Months Ended
        June 30, 1998
  -------------------------
    Net sales...............             $ 223,030            $   158,796        $   381,826
                                         ============         ============      =============

    Net income............               $     295            $     1,592        $     1,887
                                         ============         ============      =============


      Three Months Ended
        June 30, 1999
  -------------------------
    Net sales................            $  81,878            $    68,669        $   150,547
                                        =============         ============      =============

    Net income (loss)....                $    (885)           $   (21,849)       $   (22,734)
                                        =============         ============      =============

      Six Months Ended
        June 30, 1999
  -------------------------
    Net sales................            $ 177,518            $   147,382       $    324,900
                                        ==============        ============      =============

    Net income (loss)....                $  (2,337)           $   (21,852)      $    (24,189)
                                        ==============        ============      =============


4.   Asset Impairment Charge

     On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations. Generally, the Company sold its United Kingdom field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in 1998 and the first six months of 1999 (excluding the asset impairment charge described below). The Company recorded total revenues related to its United Kingdom operations of $147 million in the first half of 1999, $159 million in the first half of 1998, and $314 million in calendar 1998. The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based storefront business, similar to the business conducted by elcom.com, inc., the Company's wholly-owned eBusiness subsidiary in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Procurement Manager, elcom.com's Internet-based automated procurement system. The acquirer has assumed the lease of the Company's Langley facility and has an option to assume the lease of the Company's Glasgow facility; however, the Company is retaining substantially all other balance sheet assets and liabilities of the disposed businesses. Accordingly, the Company is responsible for severance liabilities, and subleasing excess facilities, as well as realizing inventory and excess fixed assets no longer required to operate the retained portion of the business.

     Based on the sale price of approximately $12 million (excluding inventory sold of approximately $6.4 million) and the Company's estimates of incremental liabilities associated with the sale transaction, the Company has recorded an asset impairment charge against goodwill of $22.6 million in the second quarter of 1999 to reduce the carrying value of its United Kingdom assets to estimated net realizable value. Prior to the impairment charge, the $25.7 million of goodwill reflected on the Company's Balance Sheet was associated with the acquisitions of its United Kingdom operations and, the remaining balance of $3.1 million will be written off in conjunction with recording the sale transaction in the third quarter of 1999. Accordingly, although the Company's estimates are subject to revision based on actual events, the sale transaction is not expected to result in a gain or loss being reported in the third quarter of 1999 Statement of Operations and Other Comprehensive Income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company was founded in 1992 as a developer of electronic commerce software, commenced selling PC products in December 1993 through a separate subsidiary using its software, and experienced rapid growth for several years. The Company achieved its growth by using its proprietary Personal Electronic Catalog and Ordering System ("PECOS") as a value-add differentiator and by offering the use of PECOS through Elcom Services Group, Inc. (formerly Catalink Direct, Inc.) to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six PC products remarketers. To date, the Company's net sales have been derived substantially from the sale of PC products by the Company's wholly-owned subsidiary, Elcom Services Group, Inc. and its respective subsidiaries in the United States and United Kingdom, to business and corporate customers. These sales are accomplished through the Company's PECOS electronic commerce technology and through telephone and other traditional ordering methods. In addition, the Company, through another subsidiary of Elcom Services Group, Inc., elcom.com, inc. (formerly Elcom Systems, Inc.), licenses its PECOS technologies, including its recently introduced Internet-based automated procurement system, and provides implementation and consulting services. In March, 1999, elcom.com commenced operating an Internet on-line storefront selling PC's and related products. In the quarter ended June 30, 1999, elcom.com, inc. ("elcom.com") added auction capabilities to its Internet site, launched an office supplies product line and plans to introduce other business-oriented supplies during 1999.

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations. Generally, the Company sold its United Kingdom field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in 1998 and the first six months of 1999 (excluding the asset impairment charge). The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based storefront business similar to the business conducted by elcom.com, inc. in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Procurement Manager, its Internet-based automated procurement system.

Elcom Services Group, Inc.

         Elcom Services Group, Inc.'s ("Elcom Services Group") revenues and resultant gross profit are affected by price reductions and decreases in various vendor support programs by PC manufacturers which have been substantial over the last several years, and most particularly over the last year. Manufacturers' price reductions require that Elcom Services Group increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases and increase its revenue volume if it is to sustain its level of gross profit dollars. Further, the Company experienced a softening of demand from its customers which began in September of 1998, which, at that time, the Company attributed to the Asian financial crisis and subsequent fluctuations and related uncertainties in the worldwide financial markets, that impacted some of the Company's customers and their capital outlays. The Company believes that the relatively soft demand, which has continued in the first half of 1999, now possibly relates to Year 2000 projects at certain of its customers which may have caused delays in procuring PCs and related products and professional services, as customers focus on their management information systems infrastructure. Elcom Services Group's gross margins may vary quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection as well as product mix, pricing strategies and other factors.

         During the third quarter of 1998, the Company restructured certain of its Elcom Services Group (United States) operations. The primary objective of this restructuring was to centralize and better leverage Elcom Services Group's customer relations support functions. In addition, the Company also elected not to pursue renewal of its Apple Educational Sales Agent contract, as management is focusing on a broader educational market.

         At the end of the fourth quarter of 1998, Elcom Services Group "rightsized" its operations, reducing its work force by 133 positions worldwide and closing six field sales and support offices in the United States. The "rightsizing" primarily focused on reengineering and streamlining the Company's sales force and operating infrastructure in a manner intended to better align its costs with the revenues and margins expected to be generated by Elcom
Services Group. The Company continues to evaluate the results of this rightsizing, and additional steps may be taken in the future.

elcom.com, inc.

         In the third quarter of 1998, the Elcom Systems software division ("Elcom Systems") of elcom.com was restructured to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group, the Company's PC-remarketing and professional services subsidiary. In addition, beginning in March 1999, elcom.com, inc. ("elcom.com") launched an Internet on-line storefront site at www.elcom.com where it markets and sells over 62,000 PC products and over 20,000 office supply products to businesses and consumers, and intends to offer other products, 24 hours a day, seven days a week. elcom.com intends to begin a branding and marketing campaign later this year and to become a leading supplier of these multiple commodity-type products through this site, primarily to businesses. Further, elcom.com added auction capabilities to its site as part of its Internet-based business-to-business storefront in April 1999. In May 1999, a new version of PECOS was launched, PECOS Internet
Procurement Manager ("PECOS.ipm"), an Internet and browser-based software system. elcom.com intends to offer PECOS.ipm as an Internet-based automated procurement system hosted on elcom.com's computer platform as a remote outsourced service to businesses. The Company expects to expand its customer base and encourage repeat buying through various marketing programs, including branding, promotional campaigns and strategic alliances intended to provide access to global markets. Therefore, elcom.com plans to increase its sales and marketing expenditures in future periods.

     Beginning in the latter half of 1998, the Company shifted its focus from marketing its PECOS Commerce Manager ("PECOS.cm") technology to investing in the development of PECOS Procurement Manager ("PECOS.pm"), its intranet-based automated procurement management system and more recently, to PECOS.ipm. In 1999, the Company has focused primarily on fully developing PECOS.ipm for commercial launch. Therefore, on a standalone basis, for the six months ended June 30, 1999 and 1998, elcom.com reported revenues from licenses, including associated professional services and maintenance fees of approximately $0.5 million and $1.8 million, respectively. In addition, elcom.com's Internet storefront had product sales of approximately $16.5 million in the first half of 1999 (and none in the comparable 1998 period), substantially all of which was from customers transitioned from Elcom Services Group. In total, primarily due to the reduction in licensing and professional services revenue due to product transitioning, elcom.com's consolidated gross profit decreased from $1.3 million in the first half of 1998 to $1.2 million in the comparable 1999 period. Consequently, because elcom.com's expenses increased approximately $1.4 million from 1998 to 1999, as the Company commenced staffing the entity to support expected growth of its Internet storefront, its consolidated operating loss increased $ 1.5 million, to $2.7 million during the first half of 1999, versus an operating loss of $1.2 million in the comparable 1998 period.

Engagement of Wit Capital Corporation

     On July 19, 1999, the Company announced that it had engaged Wit Capital Corporation ("Wit Capital") as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options for the Company and elcom.com. Wit Capital will review strategic financing options, potential strategic partners, and possible financing alternatives (including consideration of an initial public offering of elcom.com). It is anticipated that the initial focus of the Wit Capital engagement will be to evaluate the potential of a private equity investment in the Company, which funds could be invested in the branding and infrastructure of elcom.com.

Salomon Smith Barney Engagement

     On July 23, 1997, the Company announced that its Board of Directors had authorized the engagement of Salomon Smith Barney to assist the Company by coordinating and evaluating options intended to help enable the strategic potential of the Company to be realized. The rapid growth of the Company prior to that time and the Board of Directors' belief that the Company's stock was undervalued in the marketplace, prompted the Company to take this step. These actions, intended to maximize stockholder value, included evaluating the possible sale or merger of the Company or parts of the Company, strategic financing options, and potential strategic partners.

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

Year 2000 Readiness Disclosure

     The Company has implemented an Oracle-based, Year 2000 compliant Information Technology System ("IT System") in the United States. In the United Kingdom, the Company has implemented a Year 2000 compliant upgrade to its Computer Associates International, Inc. software system, which operates on an IBM AS-400 hardware platform. Due to the extended timeframe of the United States Oracle-based system implementation, and related ongoing enhancements, the Company has deferred implementation of the Oracle-based system in the United Kingdom. The Company also has delayed implementation of a new warehousing system in the United States and is currently using its Oracle-based Year 2000 compliant inventory system. The Company's near-term IT System efforts will continue to be focused on additional enhancements to its systems, including ensuring the Company remains current in applying any software "patches" issued by its software vendors to address Year 2000 compliance issues. The Company's various Year 2000 tests and related efforts on its IT Systems and non-IT Systems have not uncovered any substantial Year 2000 issues, and the Company believes that it is well positioned in respect of this issue, and does not anticipate a significant cost to address the minor issues identified. The Company has been assured by, and is confident that, its key electronic trading partners' information systems applications either are, or will be, Year 2000 compliant in sufficient time to avoid material problems, however, there can be no assurance by the Company that its electronic trading partners will not experience Year 2000 oriented problems which could effect the supply of products to the Company. The Company's PECOS electronic commerce technology applications have been developed in a Year 2000 compliant fashion.

Results of Operations

Quarter ended June 30, 1999 compared to the quarter ended June 30, 1998.

     Net Sales. Net sales for the quarter ended June 30, 1999 decreased 22% to $150.6 million from $191.8 million in the same period of 1998, a decrease of $41.2 million. However, professional services revenues of Elcom Services Group for the quarter increased 17% from approximately $7.3 million in 1998 to $8.5 million in 1999. Net sales in the United States decreased 28% to $82.1 million in the 1999 quarter, from $114.6 million in the quarter ended June 30, 1998. Net sales of the Company's United Kingdom based operations decreased 11% to $68.5 million in the 1999 quarter from $77.2 million in the second quarter of 1998. The Company believes the decrease in United States sales reflects the continued soft demand, possibly due to certain of its customers focusing on Year 2000 efforts, and possibly deferring purchase of PCs and related products, as well as a general softening of demand from its larger customers. The Company believes that there is potential for a rebound or partial rebound in United States PC demand once its customers have completed their Year 2000 efforts. In addition, in the United Kingdom, demand has softened consistent with a general economic slowdown in 1999 versus 1998. The Company anticipates that revenues of Elcom Services Group, its traditional full service remarketer, may continue to decrease as the Company evaluates the profitability of certain customer accounts, and continues to transition Elcom Services Group customers to elcom.com. The Company's revenues also will decrease in future periods as a result of the sale of the substantial majority of its United Kingdom remarketer operations on July 31,1999.

     Gross Profit. Gross profit for the quarter ended June 30, 1999 decreased to $16.2 million from $22.6 million in the 1998 quarter, a decrease of $6.4 million or 28%. The decrease in gross profit dollars reflects the decrease in net sales as well as a decrease in the gross profit percentage between the 1998 and 1999 quarters. Gross profit as a percent of net sales decreased to 10.8% in the 1999 quarter from 11.8% in the 1998 quarter. The gross profit percentage was higher in 1998 due to direct purchasing programs with certain manufacturers in the United States which have been curtailed by the Company in 1999 due to changes in certain manufacturers' product-distribution policies, as well as a general decrease in availability of manufacturer rebate and incremental discount programs. The Company anticipates ongoing pressure on its PC product gross margins, the impact of which it intends to mitigate with a more streamlined corporate infrastructure focused on Internet-based selling, and by leveraging the Company's electronic commerce experience and software capabilities.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 1999 decreased 21% to
$15.0 million from $19.0 million in the 1998 quarter, a decrease of $4.0 million. This decrease is primarily attributable to the restructurings accomplished by the Company in 1998 and a reduction in amortization expense, net of the cost of the Company's increased investment in elcom.com's infrastructure to support the anticipated future growth of the Internet-based storefront businesses. The Company also intends to increase its marketing expenditures to support the branding and growth of elcom.com. As a percentage of sales, selling, general and administrative expenses increased slightly to 10.0% for the quarter ended June 30, 1999, from 9.9% in the 1998 quarter, which reflects a lower level of net sales in the second quarter of 1999, net of expense reductions.

     Research and Development Expense. Research and development expense decreased 35% from $346,000 in the 1998 quarter to $224,000 in the 1999 quarter reflecting a temporary pause in expenditures on the Company's PECOS Procurement Manager technology. This decrease reflects a switch between product development (in particular the newly announced Internet-based version of elcom.com's PECOS technology, PECOS.ipm) and deployment of the product with customers, the cost of which is not reflected in research and development expense. The Company's research and development expense continues to focus on developing incremental functionality and features for its PECOS product line using state-of-the-art Java programming/code and other tools and techniques. The Company expects to increase its investments in research and development as it enhances PECOS.ipm, its automated procurement system.

     Asset Impairment Charge. In the second quarter of 1999, the Company recorded a charge of $22.6 million related to the July 31, 1999 sale of the substantial majority of its United Kingdom remarketer operations, as further described elsewhere herein. The asset impairment charge is based on the sale price of the disposed business, less the Company's estimates of incremental liabilities associated with the transaction. Accordingly, although the Company's estimates are subject to revision based on actual events, the asset impairment charge is intended to reduce the carrying value of the Company's United Kingdom assets to their estimated net realizable value and recording the sale transaction in the third quarter of 1999 is not expected to result in a gain or loss being recorded in the third quarter.

     Interest Expense. Interest expense for the quarter ended June 30, 1999 decreased to $0.9 million from $2.2 million in the comparable quarter of 1998, a decrease of $1.3 million. Interest expense in both years reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances and for 1999 is reflective of the decrease in the Company's net sales, improved collection of receivables, and substantially lower inventory balances versus the 1998 period, as well as lower interest rates in the 1999 quarter versus 1998.

     Interest Income and Other, Net. Interest income and other, net, for the quarter ended June 30, 1999 decreased by $95,000 to $130,000 from $225,000 in the 1998 quarter, reflecting a decrease in interest-earning deposits.

     Income Tax Provision. The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The provision in 1998 included these same items, as well as estimated federal income taxes in the United States. Throughout much of 1999, the Company anticipates that it will not provide United States federal income taxes as it has net operating losses which were generated in the second half of 1998 available to offset any such provision. Such net operating losses were not benefited in the Company's 1998 financial statements, and the asset impairment charge has not been benefited in the 1999 financial statements.

     Net Income (Loss). The Company generated a net loss for the quarter ended June 30, 1999 of $22.7 million primarily as a result of the $22.6 million asset impairment charge, as well as the other factors described herein.

Six months ended June 30,1999 compared to the six months ended June 30, 1998.

     Net Sales. Net sales for the six months ended June 30, 1999 decreased to $325 million from $382 million in the same period of 1998, a decrease of $57 million, or 15%. The Company believes that the decrease in sales reflects the continued soft demand of its customers in the United States. Net sales in the United Kingdom have also softened, consistent with a general economic slowdown in the United Kingdom in 1999 versus 1998. Net sales in the United States were $178 million in the first half of 1999 versus $223 million in the six months ended June 30, 1998, a 20% decrease, which reflects relatively soft demand of its customers in the United States in the first half of 1999, as well as the other factors described in the quarterly and overview discussions above. Net sales of the Company's United Kingdom-based operations decreased to $147 million in 1999 from $159 million in the first six months of 1998, a decrease of $12 million or 8%. The Company anticipates that revenues of Elcom Services Group, its traditional full service remarketer, may continue to decrease as the Company evaluates the profitability of certain customer accounts, and continues to transition Elcom Services Group customers to elcom.com. The Company's revenues also will decrease in future periods as a result of the sale of the substantial majority of its United Kingdom remarketer operations on July 31,1999.

     Gross Profit. Gross profit for the first six months of 1999 decreased to $33.4 million from $44.7 million in the first half of 1998, a decrease of $11.3 million, or 25%. Gross profit, as a percent of net sales decreased from 11.7% in the first six months of 1998 to 10.3% in the first six months of 1999. The gross profit percentage was higher in 1998 primarily due to the Company's direct purchasing arrangements in the United States and manufacturer discounts, which were curtailed in 1999 as discussed in the quarterly comments above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 decreased to $32.1 million compared to $36.9 million for the six months ended June 30, 1998, a decrease of $4.8 million, or 13%. This decrease is attributable primarily to the "restructurings" accomplished by the Company in 1998 as described in the overview, and a reduction in amortization expense. The Company intends to increase its marketing expenditures to support the branding and growth of elcom.com. Selling, general and administrative expenses increased slightly as a percentage of net sales for the six months ended June 30, 1999 to 9.9%, from 9.7% in the comparable period of 1998 reflecting the lower net sales in 1999 versus 1998 , as well as the investment in elcom.com's infrastructure in 1999.

     Research and Development Expense. Research and development expense has remained relatively constant between 1998 and 1999. The Company's research and development expense continues to focus on developing incremental functionality and features for its PECOS product line using state-of-the-art Java programming/code and other tools and techniques. The Company expects to increase its investments in research and development as it enhances PECOS.ipm, its automated procurement system.

     Asset Impairment Charge. See quarterly and overview discussions above.

     Interest Expense. Interest expense for the six month period ended June 30, 1999 decreased to $2.1 million from $4.2 million in the comparable period of 1998 due primarily to lower average accounts receivable and inventory balances, as well as lower interest rates. Interest expense in both years relates to floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances.

     Interest Income and Other, Net. Interest income and other, net, for the six month period ended June 30, 1999 increased to $619,000 from $396,000 in the same period of 1998. Other income in the 1999 period includes proceeds of $418,000 resulting from the lapsing (without exercise) of options sold in 1997 to acquire the Company's interest in Shoplink Incorporated. The Company therefore continues to own approximately 3% of Shoplink Incorporated, which is a privately-held on-line supplier of groceries and other consumables to homeowners.

     Income Tax Provision. The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The provision in 1998 included these same items, as well as estimated federal income taxes in the United States. Throughout much of 1999, the Company anticipates that it will not provide United States federal income taxes as it has net operating losses which were generated in the second half of 1998 available to offset any such provision. Such net operating losses were not benefited in the Company's 1998 financial statements, and the asset impairment charge has not been benefited in the 1999 financial statements.

     Net Income (Loss). The Company reported a net loss for the six month period ended June 30, 1999 of $24.2 million compared to net income for the six months ended June 30, 1998 of $1.9 million primarily as a result of the $22.6 million asset impairment charge, as well as the other factors described herein.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended June 30, 1999 was $35.8 million, primarily reflecting the Company's net loss, adjusted for $26.5 million in depreciation, amortization and asset impairment charges, a $24.8 million decrease in the level of accounts receivable and a $20.2 million decrease in the Company's inventory balances in the period, and is net of an $11.1 million decrease in current liabilities. Net cash used in investing activities was $2.0 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $20.1 million, consisting primarily of a $20.4 million net decrease in borrowings under the Company's lines of credit.

     Net cash provided by operating activities for the six months ended June 30, 1998 was $22.0 million and reflected a net increase in current liabilities of $14.3 million (primarily related to timing of certain payments) and a $12.1 million decrease in inventory, and is net of a $9.8 million increase in accounts receivable. Net cash used for investing activities was $3.9 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $16.8 million, consisting primarily of repayments under the Company's lines of credit.

     At June 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $27.5 million, accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). During 1998, the United States DFSC facility provided for borrowings of up to $120 million, and interest was charged at a rate of prime (7.75% at June 30, 1999, increasing to 8% on July 1, 1999) minus 1%. The facility was amended in connection with its March 1999 renewal to include elcom.com, inc. and to provide for aggregate borrowings of up to $80 million, and as of April 1, 1999, the interest rate was increased from the prime rate minus 1% to prime minus .5%, although approximately one-half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed. In addition, the Company has agreed that its interest rate will increase .25% for each quarter that it reports a loss, as defined in the DFSC agreements. The Company's reported loss in the second quarter of 1999, is not expected to result in an interest rate change due to the exclusion of certain non-cash charges from the DFSC definition of a reported loss. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of June 30, 1999, the Company's borrowings from DFSC on its United States floor plan line of credit were $51.4 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $47.3 million, as of June 30, 1999. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (5.0 % at June 30, 1999) plus 1.25%. As of June 30, 1999, the Company's borrowings under its United Kingdom DFSC facility were (pound)19.8 million, or $31.2 million, which approximated the Company's availability thereunder.

     The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of PC products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning the net income covenant for 1998, the Company believes that it is in compliance with all other covenants of the facility as of June 30, 1999. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or that they can be increased if necessary to support the Company's requirements.

     As of June 30, 1999, the Company had borrowings  aggregating  approximately
$82.6  million   outstanding   under  its  DFSC  borrowing   facilities,   which
approximated its availability thereunder.

     The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At June 30, 1999, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

     Based upon ongoing analyses, and the requirement that it establish a direct purchasing relationship with a major PC manufacturer to support fulfillment requirements under a contract awarded in 1996, the Company started purchasing selected products directly from manufacturers in late 1996. Although the Company's inventory investment imposes certain costs and risks, the Company believes that this investment improves its delivery time to customers and the quality control of configured systems. The Company also believes that it can substantially mitigate the risks associated with its inventory positions by limiting the range of models it stocks to those in demand and by carefully monitoring items on hand and their associated net carrying costs, relative to demand. These direct purchasing arrangements favorably impacted gross profit, particularly in the third and fourth quarters of 1997, as the volume of direct purchases increased significantly over prior quarters and the Company earned substantial direct purchasing rebates and incremental discounts related to sales to certain large customers. Nonetheless, during 1998 the Company reduced its inventory levels 34% from its 1997 year-end position, and an additional 53% from the year-end 1998 balance to its June 30, 1999 balance. These reductions were particularly significant in the United States, where manufacturers have substantially modified various policies to limit the Company's ability to purchase direct from manufacturers, as well as the timeframe and/or availability of price protection on products held in inventory, while at the same time the Company's ability to return products also has been curtailed. Accordingly, during 1999, the Company's direct purchases of inventory have been significantly reduced and the Company continues to evaluate the levels of products that it purchases and holds in inventory in the United States.

     The Company is currently seeking to minimize the level of inventory it stocks by leveraging its electronic commerce capabilities to quickly and efficiently source product and/or by drop shipping product to customers whenever possible. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received a significantly reduced amount of manufacturer funding support in 1999 versus the first half of 1998 and calendar 1997, and there can be no assurance that the Company will be in a position to purchase the levels of product necessary in order to continue to receive even these reduced levels of funding support in the future, or that manufacturers will continue to make such support available. Further reductions in manufacturer funding support would reduce the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators and is further investigating outsourcing of certain activities. The July 31, 1999 sale of the substantial majority of the Company's United Kingdom remarketer group, is expected to allow the Company to further reduce its inventory position and the Company is targeting to also outsource certain distribution activities in the United Kingdom by leveraging its electronic commerce capabilities.

     In September 1997, the Company sold options to acquire its interest in ShopLink Incorporated, which now represents approximately a 3% ownership position. The Company received $418,000 in payment for the options, which lapsed without being exercised on March 31, 1999. The Company has included the $418,000 received in payment for the options in interest income and other, net in the 1999 Consolidated Statement of Operations and Other Comprehensive Income.

     The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investments in property, equipment and software.

     The July 31, 1999 sale of the substantial majority of the Company's United Kingdom remarketer group, after provision for incremental liabilities associated with the sale, is expected to generate approximately $5.6 million of incremental working capital, which the Company can use to support the marketing and branding of elcom.com. The transaction also is expected to increase the Company's tangible net book value by approximately $3.1 million.

     The Company believes that its cash, cash equivalents, and accounts receivable, together with its existing sources of liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available. However, there can be no assurance the Company's lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary, or that the Company will be able to timely collect its accounts receivable. Moreover, there can be no assurance that the Company, working with Wit Capital as described in the overview discussion or otherwise, can arrange appropriate financing to allow a substantial increase in its marketing expenditures in order to support the branding of both its PECOS Procurement Manager software and elcom.com, its technology and Internet-based storefront "ebusiness" subsidiary.

SEASONALITY AND IMPACT OF INFLATION

     In prior years, the Company has not experienced observable seasonality in its business. Generally, however, sales in the PC remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, the Company's sales have reflected this seasonality in 1999 and it is likely that the sales of the Company will continue to be impacted by general industry seasonality in the future.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "intends," "anticipates," "plans", or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing including, the many factors that could impact the viability of an equity sale by the Company or a public offering by elcom.com, customer's acceptance and usage of the Company's electronic commerce systems and acceptance of electronic commerce software systems in general, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for and availability of PC products, trends toward less favorable manufacturer policies (such as reduced price protection, more limited returns and other policies), the success and timing of ongoing enhancements to the
Company's new management information system in the United States, risks associated with acquisitions and dispositions of businesses, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Quarterly Report on Form 10-Q, the Company's 1998 Annual Report on Form 10-K and in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition. The Company's risk associated with inventory values is discussed elsewhere in this Form 10-Q.

    The Company's cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on June 30, 1999 balances, the Company estimates that a 1% change in interest rates would have an annual effect of approximately $550,000 on income before income taxes.

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

                           Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of the Company's stockholders was held on May 12, 1999. Two matters as specified in the Company's Notice of Annual Meeting and Proxy Statement dated April 9, 1999, a copy of which has been previously filed with the Securities and Exchange Commission, were considered, voted upon and approved by the Company's stockholders. The specific results of the voting on the two matters are as follows:

     Proposal I:  The size of the  Company's  Board of Directors was fixed at six and Messrs. John W. Ortiz and James Rousou were elected to the Board of Directors of the Company, each for a term to expire at the 2001 Annual Meeting, by the following vote:

                                                     Number of Shares Voted
                                              ----------------------------------
                                                    For              Withheld
                                              ---------------    ---------------
                 John W. Ortiz                  22,339,179           129,561
                 James Rousou                   22,339,179           129,561

         Following the meeting, each of Messrs. Crowell, Smith, and Harries also continued as Directors of the Company.

     Proposal II: The Company's stockholders ratified and approved Amendment
                  Number Two to the Company's 1997 Stock Option Plan( to increase the shares available for grant under the Plan from 2,000,000 to 3,000,000) by the following vote:

                                 Number of Shares Voted
                  --------------------------------------------------------------
                       For                   Against               Abstain
                  ----------------       -----------------    ------------------
                    21,007,153              1,388,962               72,625



Item 5.  Other Information

     On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer operations as further described elsewhere herein. The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based storefront business similar to the business conducted by elcom.com, inc. in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Procurement Manager, its Internet-based automated procurement system. The letter of intent covering this transaction was included as an exhibit to a Current Report on Form 8-K dated July 9, 1999 and filed on July 14, 1999. The Company intends to file another Current Report on Form 8-K concerning this transaction which will be dated July 31, 1999 and filed by August 16, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

          (10.1) Form of Indemnity Agreement for Executive Officers and/or Directors of the Company (1), with attached list of Director and/or Executive Officer Indemnities. (x)(*)
          (10.4) $80,000,000 Business Credit and Security Agreement Dated as of March 1, 1997 among Elcom Services Group, Inc. and Deutsche Financial Services Corporation (2), and Amendments to Business Credit and Security Agreement. (3)(4)(x)
          (10.34) Guaranty  by the  Registrant  in favor of  Deutsche  Financial
                  Services Corporation, dated March 31, 1999, guarantying elcom.com, inc.'s indebtedness to Deutsche. (x)
          (27)    Financial Data Schedule. (x)

          ---------------

          (1) Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 of the Registrant and incorporated herein by reference

          (2) Previously filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

          (3) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

          (4) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q dated for the quarter ended June 30, 1998 and incorporated herein by reference.

          (x)  Filed herewith.

          (*)  Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed during the period from April 1, 1999 through June 30, 1999.





                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Elcom International, Inc.
                                                   (Registrant)

Date: August 10, 1999                   By: /s/  Laurence F. Mulhern
                                           ------------------------------
                                           Laurence F. Mulhern
                                           Chief Financial Officer and Treasurer