Form 10-Q
period 1999-09-30
ELCOM INTERNATIONAL INC
filed 1999-11-15
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

                                 Yes...X...    No........


The  registrant  had  28,025,000   shares  of  common  stock,  $.01  par  value,
outstanding as of November 1, 1999.

                                      INDEX

                         Part I - FINANCIAL INFORMATION




Item 1. Financial Statements

          Consolidated  Balance Sheets as of December 31, 1998
            and September 30, 1999 (unaudited)................................2

          Consolidated Statements of Operations and Other Comprehensive
            Income (Loss) - Three and Nine Month Periods
            Ended September 30, 1998 and 1999 (unaudited).....................3

          Consolidated  Statements  of Cash  Flows - Nine  Month Periods  Ended
            September 30, 1998 and 1999 (unaudited)...........................4

          Notes to Consolidated Financial Statements (unaudited)..............5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................7

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........15

                           Part II - OTHER INFORMATION

Item 1.           None.

Item 2.           None.

Item 3.           None.

Item 4.           None.

Item 5.           Other Information..........................................16

Item 6.           Index to Exhibits and Reports on Form 8-K..................16

Signature         ...........................................................16

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     December 31,  September 30,
                                                         1998           1999
                                                     -----------    -----------

                   ASSETS                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.............................$ 14,315       $ 33,472
  Accounts receivable:
     Trade.............................................. 134,753         60,871
     Other..............................................  36,068         15,317
                                                        ---------      ---------
                                                         170,821         76,188
     Less - Allowance for doubtful accounts.............   6,796          4,074
                                                        ---------      ---------
                                                         164,025         72,114
  Inventory.............................................  39,617          5,664
  Prepaids and other current assets.....................   2,458          2,438
                                                        ---------      ---------
         Total current assets........................... 220,415        113,688
                                                        ---------      ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software........................  26,556         27,979
  Land, buildings and leasehold improvements............   3,507          3,558
  Furniture, fixtures and equipment.....................   9,228          9,372
                                                        ---------      ---------
                                                          39,291         40,909
  Less - Accumulated depreciation and amortization......  25,034         28,175
                                                        ---------      ---------
                                                          14,257         12,734
                                                        ---------      ---------
GOODWILL AND OTHER ASSETS, NET OF ACCUMULATED
  AMORTIZATION (Note 4).................................  27,179            157
                                                        ---------      ---------
                                                        $261,851       $126,579
                                                        =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Lines of credit.......................................$104,772       $ 40,582
  Accounts payable......................................  49,341         17,046
  Accrued expenses and other current liabilities........  20,747         14,579
  Current portion of capital lease obligations..........     991            441
  Current portion of long-term debt.....................      78             --
                                                        ---------      ---------
         Total current liabilities...................... 175,929         72,648
                                                        ---------      ---------
OTHER DEFERRED LIABILITIES..............................     418             --
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION.......     191              3
LONG-TERM DEBT, NET OF CURRENT PORTION..................     296             --
                                                        ---------      ---------
                                                             905              3
                                                        ---------      ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -
    10,000,000 shares -- Issued and outstanding - None..
  Common stock, $.01 par value; Authorized -
    50,000,000 shares -- Issued  - 27,547,061
    and 28,258,687 shares...............................     275            283
  Additional paid-in capital............................ 101,271        102,371
  Retained earnings (deficit)........................... (16,192)       (47,864)
  Treasury stock, at cost - 236,338 and 257,739 shares..  (1,182)        (1,282)
  Cumulative translation adjustment.....................     845            420
                                                        ---------      ---------
         Total stockholders' equity                       85,017         53,928
                                                        ---------      ---------
                                                        $261,851       $126,579
                                                        =========      =========

       The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (unaudited)

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,              September 30,
                                                        -----------------------   -----------------------
                                                           1998         1999          1998        1999
                                                        ----------   ----------   ----------   ----------
Net sales ...........................................   $ 194,993    $  91,326    $ 576,819    $ 416,226
Cost of sales .......................................     175,530       83,606      512,616      375,138
                                                        ----------   ----------   ----------   ----------
Gross profit ........................................      19,463        7,720       64,203       41,088
Expenses:
  Selling, general and administrative ...............      21,837       14,972       58,702       47,036
  Research and development ..........................         474          357        1,094          932
  Asset  impairment,  restructuring and other related
   charges (Note 4)..................................      12,338           --       12,338       22,552
                                                        ----------   ----------   ----------   ----------
Total expenses ......................................      34,649       15,329       72,134       70,520
                                                        ----------   ----------   ----------   ----------
Operating loss ......................................     (15,186)      (7,609)      (7,931)     (29,432)

Interest expense ....................................      (2,162)        (790)      (6,327)      (2,862)
Interest income and other, net ......................         241          145          637          764
                                                        ----------   ----------   ----------   ----------
Loss before income taxes ............................     (17,107)      (8,254)     (13,621)     (31,530)

Provision for (recovery of) income taxes ............      (2,071)        (769)        (472)         142
                                                        ----------   ----------   ----------   ----------
Net loss ............................................   $ (15,036)   $  (7,485)   $ (13,149)   $ (31,672)
                                                        ==========   ==========   ==========   ==========

Basic net loss per share ............................   $   (0.55)   $   (0.27)   $   (0.48)   $   (1.14)
                                                        ==========   ==========   ==========   ==========
Basic weighted average shares outstanding............      27,356       27,944       27,322       27,690
                                                        ==========   ==========   ==========   ==========

Diluted net loss per share ..........................   $   (0.55)   $   (0.27)   $   (0.48)   $   (1.14)
                                                        ==========   ==========   ==========   ==========
Diluted weighted average shares outstanding..........      27,356       27,944       27,322       27,690
                                                        ==========   ==========   ==========   ==========

Other Comprehensive Income (Loss):
The components of other comprehensive  income (loss),
  net of tax are as follows:
Net loss ............................................   $ (15,036)   $  (7,485)   $ (13,149)    $(31,672)
  Foreign currency translation adjustments...........        (956)         344          889         (425)
                                                        ----------   ----------   ----------   ----------
Comprehensive loss ..................................    $(15,992)   $  (7,141)   $ (12,260)    $(32,097)
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

                                        ELCOM INTERNATIONAL, INC.
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                              ---------------------
                                                                1998         1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................   $(13,149)   $(31,672)
  Adjustments to reconcile net loss to net cash provided by
    Operating activities --
    Depreciation and amortization .........................      6,606       8,395
    Restructuring, impairment and other related charges....     10,137      22,552
    Provision for doubtful accounts .......................      2,728       5,309
    Other deferred liabilities ............................        --         (418)
    Changes in current assets and liabilities --
      Accounts receivable .................................    (10,701)     84,381
      Inventory ...........................................     18,122      33,272
      Prepaids and other current assets ...................     (1,637)       (276)
      Accounts payable ....................................       (852)    (30,232)
      Accrued expenses, other current liabilities and other      4,132      (5,860)
                                                              ---------   ---------
         Net cash provided by operating activities ........     15,386      85,451
                                                              ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ............     (5,902)     (3,134)
  (Increase) decrease in other assets and deferred costs ..     (3,057)        212
                                                              ---------   ---------
        Net cash used in investing activities .............     (8,959)     (2,922)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under lines of credit ......................    (19,495)    (62,876)
  Repayment of capital lease obligations ..................       (532)     (1,095)
  Proceeds from stock option exercises ....................        547       1,069
  Purchase of treasury stock ..............................       (559)       (100)
                                                              ---------   ---------
        Net cash used in financing activities .............    (20,039)    (63,002)
                                                              ---------   ---------
FOREIGN EXCHANGE EFFECT ON CASH ...........................        429        (370)
                                                              ---------   ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS .......................................    (13,183)     19,157
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .....................................     33,165      14,315
                                                              ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................   $ 19,982    $ 33,472
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ...........................................   $  6,320    $  2,977
                                                              =========   =========
  Income taxes paid .......................................   $    599    $    235
                                                              =========   =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
Retirement of fully depreciated/amortized property,
    equipment and software ................................   $    --     $    777
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   Basis of Presentation

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of operations for the three and nine month periods, and cash flows for the nine month periods ended September 30, 1998 and 1999. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.     Net Income Per Share

         Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. In 1998 and 1999, diluted EPS is the same as basic EPS because the Company has reported a net loss, in which case dilutive securities are not included in the determination of per share calculations.

         Basic and diluted net loss per share were calculated as follows (in thousands, except per share amounts):
                                     Three Months Ended      Nine Months Ended
                                         September 30,            September 30,
                                     --------------------    -------------------
                                        1998       1999        1998       1999
                                     ----------  --------    ---------  --------
Basic and Diluted
Net loss........................     $(15,036)   $ (7,485)  $(13,149)  $(31,672)
                                     =========   =========  =========  =========
Weighted average shares
  outstanding...................       27,356      27,944     27,322     27,690
                                     =========   =========  =========  =========
Basic and diluted net
  loss per share................     $  (0.55)   $  (0.27)    $(0.48)    $(1.14)
                                     =========   =========  =========  =========

     Diluted net loss per share in the 1998 and 1999 periods does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in the 1998 three and nine month periods, a net total of 570,000 shares and 813,000 shares, respectively, covered by options would have been dilutive, and 7,488,000 shares and 5,778,000 shares, respectively, covered by options and warrants with per share exercise prices ranging from $2.55 to $8.80, and $4.50 to $8.80, respectively, would not have been dilutive. Based on the average market price of the Company's common shares in the 1999 three and nine month periods, a net total of 2,113,000 shares and 1,792,000 shares, respectively, covered by options would have been dilutive, and 3,865,000 shares and 4,658,000 shares, respectively, covered by options and warrants with per share exercise prices ranging from $4.63 to $8.80, and $4.06 to $8.80, respectively, would not have been dilutive.

3.    Industry Segment And Geographic Data

         Substantially all of the Company's material operations are associated with the computer and peripherals remarketer industry, and it therefore reports as a single industry segment. The Company's professional services and software licensing activities are deemed immaterial in respect of segment reporting. Foreign operations are conducted in the United Kingdom through the Company's wholly-owned indirect subsidiaries. Geographic segments are identified based upon the origin of shipment. Information relating to the Company's geographic segment operations is set forth in the following table.

     Net sales and net income (loss) (adjusted for allocation of U.K. goodwill amortization and impairment charges) for the Company's U.S. and U.K. operations for the three and nine month periods ended September 30, 1998 and 1999 are as follows (in thousands):

                               United         United
 Three Months Ended            States         Kingdom     Consolidated
 September 30, 1998
------------------------
Net sales...............      $121,481       $ 73,512       $194,993
                              =========      =========      =========
Net income (loss).......      $(14,238)      $   (798)      $(15,036)
                              =========      =========      =========
 Nine Months Ended
 September 30, 1998
-------------------------
Net sales...............      $344,350       $232,469       $576,819
                              =========      =========      =========
Net income (loss)......       $(11,859)      $ (1,290)      $(13,149)
                              =========      =========      =========
  Three Months Ended
  September 30, 1999
-------------------------
Net sales................     $ 60,489       $ 30,837       $ 91,326
                              =========      =========      =========
Net income (loss)....         $ (6,486)      $   (999)      $ (7,485)
                              =========      =========      =========
  Nine Months Ended
  September 30, 1999
-------------------------
Net sales................     $238,008       $178,218       $416,226
                              =========      =========      =========
Net income (loss)........     $ (8,819)      $(22,853)      $(31,672)
                              =========      =========      =========


4.   Asset Impairment, Restructuring and Other Related Charges

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations. Generally, the Company sold its United Kingdom field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in 1998 and the seven month period ended July 31, 1999 (excluding the asset impairment charge described below). The Company recorded total revenues related to its United Kingdom operations of $178 million in the first nine months of 1999, $232 million in the first nine months of 1998, and $314 million in calendar 1998. The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based storefront business, similar to the business conducted by elcom.com, inc., the Company's wholly-owned eBusiness subsidiary in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Internet Procurement Manager, elcom.com's Internet-
based and remotely-hosted automated procurement system. The acquirer has assumed the lease of the Company's Langley facility and has an option to assume the lease of the Company's Glasgow facility; however, the Company retained substantially all other balance sheet assets and liabilities of the disposed businesses. Accordingly, the Company is responsible for the current costs of severance liabilities, and subleasing excess facilities, as well as realizing inventory and excess fixed assets no longer required to operate the retained portion of the business.

         Based on the sale price of approximately $12 million (excluding inventory sold of approximately $6.8 million) and the Company's estimates of incremental liabilities associated with the sale transaction, the Company has recorded an asset impairment charge against goodwill of $22.6 million in the second quarter of 1999 to reduce the carrying value of its United Kingdom assets to estimated net realizable value. Prior to the impairment charge, the $25.7 million of goodwill reflected on the Company's balance sheet was associated with the acquisitions of its United Kingdom operations and, the remaining balance of $3.1 million (after giving effect to the $22.6 million write-off in the second quarter) was written off in conjunction with recording the sale transaction in the third quarter of 1999.

         In August and September, 1998, the Company's senior management approved restructuring plans related to its Elcom Systems, Inc. subsidiary, its Elcom Services Group Inc. government and educational sales operations and consolidation of its customer support personnel in the U.S. This restructuring entailed a workforce reduction of approximately 35 of the Company's U.S. employees. A total pre-tax charge of $12.3 million for this restructuring was taken which was comprised of $0.9 million in severance costs, $1 million of estimated liabilities related to acquitting the Company's responsibilities concerning certain existing technology licenses, a $10 million write down to estimated fair market value of certain unrealizable intangible assets related to prior U.S. acquisitions, and $0.4 million of other charges.


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

OVERVIEW

         The Company was founded in 1992 as a developer of electronic commerce software, commenced selling computer and business products, primarily PCs and associated peripherals, in December 1993 through a separate subsidiary using its electronic commerce software, and experienced rapid growth for several years. The Company achieved its growth by using its proprietary Personal Electronic Catalog and Ordering System ("PECOS") as a value-add differentiator and by offering the use of PECOS through Elcom Services Group, Inc. ("Elcom Services Group") to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six computer products remarketers. To date, the Company's net sales have been derived substantially from the sale of computer products by the Company's wholly-owned subsidiary, Elcom Services Group and its respective subsidiaries in the United States and United Kingdom, to business and corporate customers. These sales are accomplished through the Company's PECOS electronic commerce technology and through telephone and other traditional ordering methods. In addition, the Company, through another subsidiary of Elcom Services Group, elcom.com, inc. ("elcom.com"), licenses its PECOS technologies, including its recently introduced Internet-based and remotely-hosted automated procurement system, and provides implementation and consulting services. In March, 1999, elcom.com commenced operating an Internet on-line storefront selling computers and related products. Since then, elcom.com has added auction capabilities to its Internet site, launched an office supplies product line and plans to introduce other business-oriented products in the future.

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations. Generally, the Company sold its United Kingdom field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in 1998 and the first seven months of 1999 (excluding the asset impairment charge). The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based storefront business similar to the business conducted by elcom.com in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Internet Procurement Manager, its Internet-based and remotely-hosted automated procurement system.

         On October 1, 1999, an internal reorganization was accomplished in which the whole of the ordinary share capital of Elcom International Limited, the Company's United Kingdom operations, were transferred from Elcom Services Group, Inc. to elcom.com.

Elcom Services Group, Inc.

         Elcom Services Group's revenues and resultant gross profit are affected by price reductions and decreases in various vendor support programs by computer manufacturers which have been substantial over the last several years, and most particularly over the last year. Manufacturers' price reductions require that Elcom Services Group increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases and increase its revenue volume if it is to sustain its level of gross profit dollars. Further, the Company experienced a softening of demand from its customers which began in September of 1998, which, at that time, the Company attributed to the Asian financial crisis and subsequent fluctuations and related uncertainties in the worldwide financial markets, that impacted some of the Company's customers and their capital outlays. The Company believes that the relatively soft demand, which has continued throughout 1999, now possibly relates to Year 2000 projects at certain of its customers, which may have caused delays in procuring computers and related products and professional services, as customers focus on their management information systems infrastructure. The Company believes that some of its customers will defer computer purchases until after December 31, 1999 because of Year 2000 concerns, which may adversely impact net sales in the fourth quarter of 1999. In addition, Elcom Services Group continues to review the profitability of its large accounts and intends to transition those accounts to its electronic commerce technology or alternatively, increase pricing to those customers or assist those customers to purchase elsewhere. Elcom Services Group's gross margins may vary quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection as well as product mix, pricing strategies and other factors.

         At the end of the fourth quarter of 1998, Elcom Services Group reduced its work force by 133 positions worldwide and closed six field sales and support offices in the United States. The workforce reduction was designed to streamline the Company's sales force and operating infrastructure to better align its costs with the revenues and margins expected to be generated by Elcom Services Group. The Company continues to evaluate the results of this work force reduction, and additional steps may be taken in the future.

elcom.com, inc.

         In the third quarter of 1998, the Elcom Systems software division ("Elcom Systems") of elcom.com was restructured to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group, the Company's computer products remarketing and professional services subsidiary. In addition, beginning in March 1999, elcom.com launched an Internet on-line storefront site, which can be accessed at www.starbuyer.com where it markets and sells over 62,000 computer products and over 20,000 office supply products to businesses and consumers, and intends to offer other business-oriented products, 24 hours a day, seven days a week. elcom.com has commenced a branding and marketing campaign in the fourth quarter of 1999 and intends to become a leading supplier of multiple commodity-type products to businesses through this site. elcom.com added auction capabilities to its site as part of its Internet-based business-to-business storefront in April 1999. In May 1999, a new generation of the Company's PECOS technology was launched, PECOS Internet Procurement Manager ("PECOS.ipm"), an Internet and browser-based automated procurement system. elcom.com offers PECOS.ipm as an Internet-based automated procurement system hosted on elcom.com's computer platform as a remote outsourced service to businesses. The Company expects to expand its customer base and encourage repeat buying through various marketing programs, including branding, promotional campaigns and strategic alliances intended to provide access to global markets. Therefore, elcom.com plans to increase its sales and marketing expenditures in future periods.

         Beginning in the latter half of 1998, the Company shifted its focus from marketing its PECOS Commerce Manager ("PECOS.cm") technology to investing in the development of PECOS Procurement Manager

("PECOS.pm"), its intranet-based automated procurement management system and more recently, to PECOS.ipm. In 1999, the Company has focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS.cm technology. On a standalone basis, for the nine months ended September 30, 1999 and 1998, elcom.com reported revenues from licenses, including associated professional services and maintenance fees of approximately $0.8 million and $2.1 million, respectively. In addition, elcom.com's Internet storefront had product sales of approximately $28.7 million in the nine month period ended September 30, 1999 (and none in the comparable 1998 period), substantially all of which was from customers which transitioned from Elcom Services Group. In total, elcom.com's consolidated gross profit increased from $1.6 million in the nine month period ended September 30, 1998 to $2.8 million in the comparable 1999 period. Consequently, because elcom.com's expenses increased approximately $3.3 million from 1998 to 1999, as the Company continued to staff the entity to support expected growth of its Internet storefront, its operating loss increased $2.5 million, to $4.8 million during the nine month period ended September 30, 1999, versus an operating loss of $2.3 million in the comparable 1998 period.

Engagement of Wit Capital Corporation

         On July 19, 1999, the Company announced that it had engaged Wit Capital Corporation ("Wit Capital") as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options, primarily for elcom.com. Wit Capital, which is partially owned by Goldman Sachs, will review strategic financing options, potential strategic partners, and possible financing alternatives (including the potential of an initial public offering of elcom.com).

Year 2000 Readiness Disclosure

         The Company has implemented an Oracle-based, Year 2000 compliant Information Technology System ("IT System") in the United States. In the United Kingdom, the Company has implemented a Year 2000 compliant upgrade to its Computer Associates International, Inc. software system, which operates on an IBM AS-400 hardware platform. Due to the extended timeframe of the United States Oracle-based system implementation, and related ongoing enhancements, the Company has deferred implementation of the Oracle-based system in the United Kingdom. The Company's near-term IT System efforts will continue to be focused on additional enhancements to its systems, including ensuring the Company remains current in applying any software "patches" issued by its software vendors to address Year 2000 compliance issues. The Company's various Year 2000 tests on its IT Systems and non-IT Systems have not revealed any substantial Year 2000 issues, and the Company does not anticipate that the cost to remediate the minor issues identified will be material. The Company has been assured by its key electronic trading partners' that their information systems applications either are, or will be, Year 2000 compliant in sufficient time to avoid material problems, however, there can be no assurance by the Company that its electronic trading partners will not experience Year 2000 oriented problems which could effect the supply of products to the Company. The Company believes that its PECOS electronic commerce technology applications are Year 2000 compliant.

Results of Operations

Quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

         Net Sales. Net sales for the quarter ended September 30, 1999 decreased 53% to $91.3 million from $195.0 million in the same period of 1998, a decrease of $103.7 million. The Company anticipates that revenues of Elcom Services Group, its traditional full service computer products remarketer, may continue to decrease as the Company evaluates the profitability of certain customer accounts, and continues to transition certain Elcom Services Group customers to elcom.com. The Company's revenues also will decrease in future periods as a result of the sale of the substantial majority of its United Kingdom remarketer operations on July 31,1999. Professional services revenues of Elcom Services Group for the quarter decreased 36% from approximately $9.6 million in 1998 to $6.1 million in 1999. Net sales in the United States decreased 50% to $60.5 million in the 1999 quarter, from $121.5 million in the quarter ended September 30, 1998. Net sales of the Company's United Kingdom based operations decreased 58% to $30.8 million in the 1999 quarter from $73.5 million in the third quarter of 1998. The Company believes the decrease in United States sales reflects the continued soft demand, possibly due to certain of its customers focusing on Year 2000 efforts, and possibly deferring purchases of computer products, as well as a general softening of demand from its larger customers. The Company believes that there is potential for a rebound or partial rebound in United States computer product demand once its customers have completed their Year 2000 efforts. Results in the United Kingdom were effected by the disposal of the substantial majority of its United Kingdom remarketer operations on July 31, 1999 as well as continued softening in demand, consistent with a general economic slowdown in 1999 versus 1998.

         Gross Profit. Gross profit for the quarter ended September 30, 1999 decreased to $7.7 million from $19.5 million in the 1998 quarter, a decrease of $11.8 million or 60%. The decrease in gross profit dollars reflects the decrease in net sales as well as a decrease in the gross profit percentage between the 1998 and 1999 quarters. Gross profit as a percentage of net sales decreased to 8.5% in the 1999 quarter from 10.0% in the 1998 quarter. The gross profit percentage was higher in 1998 due to direct purchasing programs with certain manufacturers in the United States which have been curtailed by the Company in 1999 due to changes in certain manufacturers' product-distribution policies, as well as a decrease in the availability of manufacturer rebate and incremental discount programs. The Company anticipates ongoing pressure on its computer products gross margins, the impact of which it intends to mitigate with a more streamlined corporate infrastructure focused on Internet-based selling, and by leveraging the Company's electronic commerce experience and software capabilities.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1999 decreased 31.4% to $15.0 million from $21.8 million in the 1998 quarter, a decrease of $6.8 million. This decrease is primarily attributable to the restructurings accomplished by the Company in late 1998, a reduction in amortization expense, net of the cost of the Company's increased investment in elcom.com's infrastructure to support the anticipated future growth of the
Internet-based storefront businesses and the reduction of SG&A expenses associated with the disposed United Kingdom operations. The Company intends to increase its marketing expenditures to support the branding and growth of elcom.com. As a percentage of sales, SG&A expenses increased to 16.4% for the quarter ended September 30, 1999, from 11.2% in the 1998 quarter, which reflects a lower level of net sales in the third quarter of 1999, net of expense reductions.

         Research and Development Expense. Research and development expense decreased 24.7% from $474,000 in the 1998 quarter to $357,000 in the 1999 quarter. This decrease reflects a transition from product development (in particular, the newly announced Internet-based and remotely-hosted version of elcom.com's PECOS technology, PECOS.ipm) to marketing and deployment of the product with customers, the cost of which is not reflected in research and development expense. The Company's research and development expense continues to focus on developing incremental functionality and features for its PECOS product line using Java programming/code and other tools and techniques. The Company expects to increase its investments in research and development as it enhances PECOS.ipm, its remotely-hosted automated procurement system.

         Interest Expense. Interest expense for the quarter ended September 30, 1999 decreased to $0.8 million from $2.2 million in the comparable quarter of 1998, a decrease of $1.4 million. Interest expense in both periods reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances and for 1999 is reflective of the decrease in the Company's net sales, improved collection of receivables, and substantially lower inventory balances versus the 1998 period, as well as lower interest rates in the 1999 quarter versus 1998.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended September 30, 1999 decreased by $96,000 to $145,000 from $241,000 in the 1998 quarter, reflecting a decrease in interest-earning deposits.

         Income Tax Provision (Recovery). The income tax recovery in 1999 primarily relates to the estimated recovery of income taxes by the Company's United Kingdom based operations, net of certain estimated current state income taxes payable by the Company. The Company anticipates that its 1999 income statement will not include a provision for United States federal income taxes, as it has net operating losses which were generated in the second half of 1998 available to offset any such provision. Such net operating losses were not benefited in the Company's

1998 or 1999 financial statements, and the 1999 asset impairment charge has not been benefited in the 1999 financial statements.

     Net Income (Loss). The Company generated a net loss for the quarter ended September 30, 1999 of $7.5 million due to factors described herein.

Nine months ended September 30,1999 compared to the nine months ended September 30, 1998.

         Net Sales. Net sales for the nine months ended September 30, 1999 decreased to $416.2 million from $576.8 million in the same period of 1998, a decrease of $160.6 million, or 28%. The Company anticipates that revenues of Elcom Services Group, its traditional full service computer products remarketer, may continue to decrease as the Company evaluates the profitability of certain customer accounts, and continues to transition certain Elcom Services Group customers to elcom.com. The Company's revenues also will decrease in future periods as a result of the sale of the substantial majority of its United Kingdom remarketer operations on July 31,1999. The Company believes that the decrease in sales also reflects the continued soft demand of its customers in the United States. Net sales in the United Kingdom decreased as a result of the sale of the majority of the United Kingdom remarketer operations on July 31, 1999 and have also softened, consistent with a general economic slowdown in the United Kingdom in 1999 versus 1998. Net sales in the United States were $238 million in the nine months ended September 30, 1999 versus $344 million in the nine months ended September 30, 1998, a 31% decrease, which reflects relatively soft demand of its customers in the United States in the 1999 period, as well as the other factors described in the quarterly and overview discussions above. Net sales of the Company's United Kingdom-based operations decreased to $178 million in 1999 from $232 million in the 1998 period, a decrease of $54 million or 23%.

         Gross Profit. Gross profit for the 1999 period decreased to $41.1 million from $64.2 million in the 1998 period, a decrease of $23.1 million, or 36%. Gross profit, as a percent of net sales decreased from 11.1% in the 1998 period to 9.9% in the 1999 period. The gross profit percentage was higher in 1998 primarily due to the Company's direct purchasing arrangements in the United States and manufacturer discounts, which were curtailed in 1999 as discussed in the quarterly comments above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the 1999 period decreased to $47.0 million compared to $58.7 million for the 1998 period, a decrease of $11.7 million, or 19.9%. This decrease is attributable primarily to the "restructurings" accomplished by the Company in 1998 as described in the overview, and a reduction in amortization expense. The Company intends to increase its marketing expenditures to support the branding and growth of elcom.com. Selling, general and administrative expenses increased as a percentage of net sales for the 1999 period to 11.3%, from 10.2% in the comparable period of 1998 reflecting the lower net sales in 1999 versus 1998 , as well as the investment in elcom.com's infrastructure in 1999.

         Research and Development Expense. Research and development expense decreased 14.8% from $1.1 million in the 1998 period to $0.9 million in the 1999 period. This decrease reflects a switch from product development (in particular the newly announced Internet-based and remotely-hosted version of elcom.com's PECOS technology, PECOS.ipm) to deployment of the product with customers, the cost of which is not reflected in research and development expense. The Company's research and development expense continues to focus on developing incremental functionality and features for its PECOS product line using state-of-the-art Java programming/code and other tools and techniques. The Company expects to increase its investments in research and development as it enhances PECOS.ipm, its remotely-hosted automated procurement system.

         Asset Impairment, Restructuring and Other Related Charges. In the second quarter of 1999, the Company recorded a charge of $22.6 million related to the July 31, 1999 sale of the substantial majority of its United Kingdom remarketer operations, as further described elsewhere herein. The asset impairment charge is based on the sale price of the disposed business, less the carrying value of related assets and liabilities retained as well as the Company's estimates of incremental liabilities associated with the transaction. Accordingly, although the Company's estimates are subject to revision based on actual events, the asset impairment charge is intended to reduce the carrying value of the Company's United Kingdom assets to their estimated net realizable value. In the

1998 period, the Company recorded a charge of $12.3 million related to a restructuring of certain of its U.S. operations as further described elsewhere herein. This restructuring entailed a workforce reduction of approximately 35 of the Company's U.S. employees resulting in severance costs of $0.9 million, a write-down to estimated net realizable value of $10 million of unrealizable intangible assets and $1.4 million in other related expenses and asset write-downs.

         Interest Expense. Interest expense for the nine month period ended September 30, 1999 decreased to $2.9 million from $6.3 million in the comparable period of 1998 due primarily to lower average accounts receivable and inventory balances, as well as lower interest rates. Interest expense in both years relates to floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances.

         Interest Income and Other, Net. Interest income and other, net, for the nine month period ended September 30, 1999 increased to $764,000 from $637,000 in the same period of 1998. Other income in the 1999 period includes proceeds of $418,000 resulting from the lapsing (without exercise) of options sold in 1997 to acquire the Company's interest in ShopLink Incorporated. The Company therefore continues to own approximately 3% of Shoplink Incorporated, which is a privately-held on-line supplier of groceries and other consumables to homeowners.

         Income Tax Provision (Recovery). The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The recovery in 1998 primarily related to the Company's net operating loss generated in the third quarter of 1998. The Company anticipates that its 1999 income statement will not include a provision for United States federal income taxes, as it has net operating losses which were generated in the 1998 period available to offset any such provision. Such net operating losses were not benefited in the Company's 1998 or 1999 financial statements, and the 1999 asset impairment charge has not been benefited in the 1999 financial statements.

         Net Income (Loss). The Company reported a net loss for the nine month period ended September 30, 1999 of $31.7 million compared to a net loss for the 1998 period of $13.1 million primarily as a result of the $22.6 million asset impairment charge, as well as the other factors described herein.

Liquidity and Capital Resources

         Net cash provided by operating activities for the nine months ended September 30, 1999 was $85.5 million, primarily reflecting the Company's net loss, adjusted for $31.0 million in depreciation, amortization and asset impairment charges, a $84.4 million decrease in the level of accounts receivable and a $33.3 million decrease in the Company's inventory balances in the period, and was net of a $36.1 million decrease in current liabilities. Net cash used in investing activities was $2.9 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $63.0 million, consisting primarily of a $62.9 million net decrease in borrowings under the Company's lines of credit.

         Net cash provided by operating activities for the nine months ended September 30, 1998 was $15.4 million and reflected a net increase in current liabilities of $3.3 million (primarily related to timing of certain payments), a $18.1 million decrease in inventory, and was net of a $10.7 million increase in accounts receivable. Net cash used for investing activities was $9.0 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $20.0 million, consisting primarily of repayments under the Company's lines of credit.

         At September 30, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $33.5 million, accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). During 1998, the United States DFSC facility provided for borrowings of up to $120 million, and interest was charged at a rate of prime minus 1%. The facility was amended in connection with its March 1999 renewal to include elcom.com and to provide for aggregate borrowings of up to $80 million, and as of April 1, 1999, the interest rate was increased from the prime rate minus 1% to prime (8.75% at September 30, 1999) minus 0.5%, although approximately one-half of the Company's initial United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed. In addition, the Company has agreed that its interest rate will increase .25% for each quarter that it reports a loss, as defined in the DFSC agreements. The Company's reported loss in the third quarter of 1999, is expected to result in an interest rate increase of 0.25% commencing October 1, 1999. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of September 30, 1999, the Company's borrowings from DFSC on its United States floor plan line of credit were $30.8 million, which approximated the Company's availability based on eligible accounts receivable and inventory at that date. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In December 1997, the Company also established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $49.4 million, as of September 30, 1999. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (5.25% at September 30, 1999) plus 1.25%. As of September 30, 1999, the Company's borrowings under its United Kingdom DFSC facility were (pound)5.7 million, or $9.8 million, which approximated the Company's availability thereunder.

         The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of computer products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning the net income covenant for 1998, the Company believes that it is in compliance with all other covenants of the facility as of September 30, 1999. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or that they can be increased if necessary to support the Company's requirements.

         As of September 30, 1999, the Company had borrowings aggregating approximately $40.6 million outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder.

         The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At September 30, 1999, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

         The Company is currently seeking to minimize the level of inventory it stocks by leveraging its electronic commerce capabilities to quickly and efficiently source product and/or by drop shipping product to customers whenever possible. These efforts, and the disposal of the substantial majority of the Company's United Kingdom remarketer operations, have resulted in a decrease in inventory of $33 million (86%) since December 31, 1998. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received a significantly reduced amount of manufacturer funding support in 1999 versus the nine month period in 1998, and there can be no assurance that the Company will purchase the levels of product necessary to continue to receive these reduced levels of funding support in the future, or that manufacturers will continue to make such support available. Reductions in manufacturer funding support reduce the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators and is further investigating outsourcing of certain activities. The July 31, 1999 sale of the substantial majority of the Company's United Kingdom remarketer group, resulted in a further reduction in its inventory position and the Company intends to outsource certain distribution activities in the United Kingdom by leveraging its electronic commerce capabilities.

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

         The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investments in property, equipment and software, and research and development.

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

Seasonality And Impact Of Inflation

         In prior years, the Company has not experienced observable seasonality in its business. Generally, however, sales in the computer products remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, the Company's sales have reflected this seasonality in 1999 and it is likely that the sales of the Company will continue to be impacted by general industry seasonality in the future.

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

         The Company's revenues are affected by general price reductions by computer product manufacturers, which have been substantial. Such price reductions require that the Company increase its base unit volumes and associated peripheral product sales to existing and newly acquired customers in order to overcome the effect of this price cutting and increase its net sales. Consequently, in order to increase revenues, such unit volumes of sales are required to increase substantially, which amplifies the impact of any slowdown in corporate customer demand on the Company's revenues.

Statement Under The Private Securities Litigation Reform Act

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "intends," "anticipates," "plans", or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing including, the many factors that could impact the viability of an equity sale by the Company or a public offering by elcom.com, customer's acceptance and usage of the Company's electronic commerce systems and acceptance of electronic commerce software systems in general, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of computer products, corporate demand for and availability of computer products, trends toward less favorable manufacturer policies (such as reduced price protection, more limited returns and other policies), the success and timing of ongoing enhancements to the Company's new management information system in the United States, risks associated with acquisitions and dispositions of businesses, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Quarterly Report on Form 10-Q, the Company's 1998 Annual Report on Form 10-K and in the Company's other SEC reports, including the Company's prospectus included as part of the S-1 Registration Statement declared effective on December 19, 1995 under the Securities Act of 1933.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition. The Company's risk associated with inventory values is discussed elsewhere in this Form 10-Q.

    The Company's cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on September 30, 1999 balances, the Company estimates that a 1% change in interest rates would have an annual effect of approximately $100,000 on income before income taxes.

         The Company's investment in its United Kingdom subsidiaries is sensitive to fluctuations in the exchange rate between the United States dollar and the United Kingdom pound sterling. The effect of such fluctuations is included in other comprehensive income in the Consolidated Statements of Operations and Other Comprehensive Income.

                           Part II - Other Information

Item 5.  Other Information

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer operations as further described elsewhere herein. The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based storefront business similar to the business conducted by elcom.com in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Internet Procurement Manager, its Internet-based, remotely-hosted automated procurement system. The Company filed a Current Report on Form 8-K concerning this transaction dated July 31, 1999, which was filed on August 13, 1999.

         On September 3, 1999, the Audit Committee of the Board of Directors of the Company commenced soliciting proposals for the year-end audit of its calendar 1999 consolidated financial statements. The Company solicited a proposal from four independent accounting firms, including Arthur Andersen LLP who had been previously engaged by the Company as its principal auditor. The Audit Committee took this action to ensure that the Company would continue to receive the best possible audit services at a competitive price. On October 19, 1999 the Audit Committee met and voted to not engage Arthur Anderson LLP to act as the independent accountants for calendar 1999. The Audit Committee voted to offer the engagement to KPMG LLP as its new independent accountants on October 19, 1999. The Company filed a current Report on Form 8-K concerning this matter dated October 19, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

(a)       Exhibits:

         10.42    Wit Capital Corporation engagement letter.
         27       Financial Data Schedule.

(b)       Report on Form 8-K

         On July 14, 1999 the Company filed a Current Report on Form 8-K, dated July 9, 1999, relating to the letter of intent covering the sale of the substantial majority of the United Kingdom remarketer operation as described elsewhere herein.

         On August 13, 1999, the Company filed a Current Report on Form 8-K, dated July 31, 1999, relating to the completion of the sale of a majority of its United Kingdom remarketer operation. The Company filed with its Current Report an unaduited pro forma consolidated balance sheet as of June 30, 1999 and unaudited pro forma consolidated statement of operation for the year ended December 31, 1998 and the six month period ended June 30, 1999.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Elcom International, Inc.
                                                  (Registrant)

Date: November 15, 1999                         By:      /s/  Peter A. Rendall
                                                -------------------------------
                                                Peter A. Rendall
                                                Chief Financial Officer