Form 10-K405
period 1999-12-31
ELCOM INTERNATIONAL INC
filed 2000-03-30
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                 For the Fiscal Year Ended December 31, 1999

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

                                                         Name of exchange
            Title of each class                        on which registered
        Common Stock, $.01 par value                          NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X. No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on The Nasdaq Stock Market on March 20, 2000, was approximately $417,280,000. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 10% or more of the registrant's common stock are affiliates of the registrant.

     The registrant had 30,661,000 shares of Common Stock, $.01 par value, outstanding as of March 20, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2000 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report.

                                     PART I
Item 1. Business

Overview

         Elcom International, Inc. (the "Company") develops and licenses Internet-based remotely-hosted automated procurement software and digital marketplace technology which enables the conduct of interactive electronic commerce for businesses. In addition, the Company operates Starbuyer.com, its business-to-business digital marketplace, and through its business products
remarketing   subsidiary,   uses   versions  of  its   technology   as  well  as
Internet-based technology to support the sale and marketing of business products, primarily business and PC products to commercial customers which is the source of substantially all of the Company's sales. Over the last seven years, elcom.com, inc. ("elcom.com"), the Company's eBusiness technology subsidiary, has developed its PECOS(R) (Personal Electronic Catalog and Ordering System) technology, which is licensed to companies to enable them to communicate, market, sell and buy various goods and services electronically over the Internet or through private networks and digital marketplace(s). The Company's PECOS technology can support large numbers of end-user customers, products, suppliers and transactions and its transaction server middleware provides a scaleable foundation for robust system performance and high transaction capacity.

elcom.com, inc.

         The eBusiness subsidiary of the Company, elcom.com, develops and licenses stand-alone, Internet and intranet-based remotely-hosted applications, primarily PECOS Internet Procurement Manager ("PECOS.ipm"), which can automate virtually all stages of the procurement cycle, from product selection via electronic catalog to EDI/electronic funds transfer-based financial settlement. In March 1999, elcom.com commenced operating Starbuyer.com, its business-to-business ("B2B") Internet on-line market as a "proof of concept" to allow elcom.com to begin licensing technology for creating digital marketplaces for various organizations and industries. As elcom.com is one of the suppliers in its own Starbuyer.com digital marketplace, it markets products and recognizes revenues as it sells over 250,000 products supplied by distribution fulfillment partners, to businesses in a "24x7" environment. elcom.com commenced a branding and marketing campaign in the fourth quarter of 1999 and intends to become a leading Internet-based supplier of commodity-type products to businesses through its Starbuyer.com digital marketplace. In the United Kingdom (U.K.), elcom.com uses PECOS.web, a specific version of PECOS developed for the U.K., in preparation for the creation of a U.K. digital marketplace, intended to be launched in Q3 2000. As of December 31, 1999, elcom.com employed 195 full time personnel.

         In early 1999, in preparation for the introduction of its remotely-hosted version, elcom.com introduced PECOS Procurement Manager ("PECOS.PM"). PECOS.PM is an automated procurement system designed to reduce internal product acquisition costs by eliminating the inefficiencies associated with traditional paper-based internal purchasing processes. PECOS.PM helps to automate the internal processes required to identify, select and order products, check pricing, automate the internal approval and routing process, place orders electronically, track orders through the fulfillment process, and provide automated financial settlement. By collecting data and targeting electronic purchases from strategic suppliers, customers may be able to negotiate larger discounts from those suppliers. As a prototype for the remotely-hosted version, PECOS.PM was installed within a company's intranet (internal company networks that are based on Internet Protocol) and designated PECOS.EPM, the Enterprise version. In September 1999, PECOS.ipm, elcom.com's remotely-hosted automated procurement system, went "live" with CBS Corporation in New York. To management's knowledge, this became the first "live" remotely-hosted system of its type in the world. Since going "live" in September 1999, the Company has signed seven PECOS.ipm licenses through March 10, 2000. Because of the many advantages of remote-hosting, the Company intends to focus substantially all of its marketing and sales efforts on PECOS.ipm.

         As acceptance of the Internet as an electronic medium to purchase products on-line continues to accelerate and as intranets are used more by companies to disseminate information internally, the Company believes that companies are seeking to streamline their procurement and purchasing processes to achieve internal cost savings while concurrently increasing productivity. Companies are looking to "employee facing" browser-based applications to provide empowerment on the desktop to allow employees to automate the purchasing processes for commodity-type products with virtually no paperwork involved. Companies can now deploy applications connecting personnel that link them to the company's suppliers information, their vendors and their other providers through a single "one-stop-shop" Internet-based system, such as the Company's PECOS.ipm system.

         PECOS.ipm has several important differentiating points, including being remotely-hosted by elcom.com, ability to function as a stand-alone system without a back-end enterprise resource planning system ("ERP") in place, and having a relatively low cost. In addition, remotely-hosted allows a client to implement PECOS.ipm very rapidly with minimal, if any, impact on their IT personnel or resources. The Company believes that as Internet-based applications, especially remotely-hosted ones, become more prevalent and because of the substantial potential savings from streamlining the manual purchasing process and strategic supplier management, demand will expand for remotely-hosted Internet-based automated procurement systems. As the Company is targeting a very large market segment for PECOS.ipm, and because it is hosting PECOS.ipm itself with hardware and software infrastructure already in place, it can price its remote-hosting service very competitively.

         elcom.com's business strategy is to leverage its seven years experience in electronic commerce, expand the functionality of its PECOS.ipm eProcurement system and aggressively market PECOS.ipm to the tens of thousands of businesses which do not have ERP systems in place. Concurrently, elcom.com intends to expand its customer base as it continues to market and sell products via Starbuyer.com, the Company's Internet B2B digital marketplace while also creating digital marketplace(s) in other vertical and geographic markets and licensing digital marketplace technology to other companies. In pursuit of its strategy, elcom.com is expanding its direct sale force in the U.S. and U.K. and has developed and will continue to develop relationships with strategic partners, including worldwide commercial organizations, suppliers and electronic catalog content and credit card providers.

Business-to-Business Electronic Commerce Overview

         B2B electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and process commercial information and to conduct and record transactions electronically. Historically, the vast majority of electronic commerce has been conducted using electronic data interchange ("EDI") technologies, which typically has involved the interchange of information between large trading partners and which can be both complex and expensive to establish. More recently, PC-based and network technologies have enabled electronic commerce to be conducted through PCs using common carrier networks such as those operated by AT&T, MCI WORLDCOM, Inc., Sprint Communications Company, L.P., and others, or over a public network such as the Internet. The Company believes interest in conducting business through Internet-based commerce is growing rapidly as the marketplace becomes more aware of emerging Internet technology, particularly XML-oriented Internet-based applications, and of the advantages that can be offered to businesses and consumers in the form of low cost communications, reduced transaction time and widespread user access.

         Forrester Research, Goldman Sachs and International Data Corp., all leading analysts in the B2B electronic commerce sector, have published reports which indicate that B2B electronic commerce is expected to grow from $43 billion in 1998 to over $1.3 trillion over the next five years, accounting for a substantial majority of the dollar value of electronic commerce in the United States.

B2B Digital Marketplace

         Starbuyer.com, elcom.com's B2B digital marketplace, became operational during 1999 and generated over $56.1 million in revenues for the fiscal year ended December 31, 1999. A password to access the system is required for security purposes. During 1999, many of Elcom Services Group's commodity-type business product customers who wished to take advantage of Starbuyer.com's value-added capabilities, including automated approval routing, transitioned their business to elcom.com, which operates using an Internet-based digital marketplace model. The Company continues to service its traditional customers which require a full range of services, through Elcom Services Group. elcom.com outsources much of its support-oriented infrastructure requirements to Elcom Services Group.

         The Company uses its proprietary automated sourcing technology to source and buy the majority of its products automatically. In the U.S., the Company is linked electronically with Ingram Micro and Tech Data, the world's largest PC product distributors. In addition, elcom.com links with S.P. Richards and Digital River (effective February 2000), who serve as distribution fulfillment partners for office-oriented products and for software titles, respectively, for elcom.com in the U.S. The Company's automated sourcing technology allows it to have multi-billion dollar on-line "virtual" inventories available to its customers and to offer one of the broadest selections of business products in the industry. In addition, elcom.com offers other business products and services through business partners like Automatic Data Processing, Inc., providing payroll, human resources and benefits administration services and Barnesandnoble.com, who is the Company's provider of book-related products. The Company intends to add other business services via links to other business partners via their portals.

Elcom Services Group

         Elcom Services Group, Inc.(R) ("ESG"), a wholly owned subsidiary of the Company, markets and sells business-related products to commercial customers. Further, leveraging its existing distribution and available IT systems capabilities, the Company intends to position ESG to provide logistics, distribution, and fulfillment outsourcing services to companies. ESG uses PECOS Commerce Manager ("PECOS.cm"), the original PECOS technology providing an electronic linkage to automate the sales order process, and more recently, PECOS.web, an Internet-based ordering and information system. ESG commenced operations in December 1993 as the original proof of concept of the Company's technology, and experienced rapid growth through 1997. The Company achieved its growth by offering its PECOS.cm and PECOS.web technology to its ESG customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six PC remarketers.

         In addition to PECOS.cm and PECOS.web, ESG intends to offer its customers a single catalog version of PECOS.ipm, the Company's remotely-hosted automated procurement system, thereby providing its corporate customers with the ability to reengineer their internal procurement practices for products and services purchased from ESG. Although there can be no assurances as to the ultimate timing or success thereof, management believes that by offering the single catalog version of PECOS.ipm to existing and prospective customers, ESG sales force can be empowered with a significant competitive tool to help expand sales and enhance penetration of existing customers by providing service-oriented value-added solutions.

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations, which accounted for approximately 75% of U.K. revenues in both 1998 and the first seven months of 1999. Generally, the Company sold its U.K. field-based operation, its professional services organization, its distribution business and certain of its inventory and fixed assets. The Company retained its U.K. telemarketing group, which it intends to transition to a B2B Internet-based digital marketplace, similar to that conducted by elcom.com in the United States ("U.S."). The Company also plans to use the U.K. telemarketing group to market PECOS.ipm. in the U.K. On October 1, 1999, the ownership of the U.K operations were transferred from ESG to elcom.com to help facilitate this strategy.

         The Company introduced a strategy for ESG in early 1999 to reduce its revenues and related inventory exposure by declining to do business with customers that do not pay the Company on time as per agreements, or demanded pricing which the Company would not provide due to many factors, including decreases in marketing development funding from various manufacturers. This has resulted in a significant decrease in revenues in 1999 compared to 1998 and will affect subsequent quarterly comparisons, but has effectively eliminated the majority of the Company's marginal customers. As of December 31, 1999, ESG employed 184 full time personnel.

         ESG offers thousands of products manufactured by leading companies, such as Compaq, IBM, Toshiba and Hewlett-Packard. Orders placed through PECOS.cm
and  PECOS.web   for  products  that  are  in
stock generally are fulfilled automatically from the inventory of one of ESG's Distribution Fulfillment Partners ("DFPs"), which include Ingram Micro, Inc. and Tech Data Corporation, the two largest PC product distributors in the world (See "- Fulfillment/Logistics/Information Systems"). During 1999, ESG focused on operating as more of a "virtual" inventory company with minimal inventory on-hand and reduced its inventory levels from $40 million as of December 31, 1998 to $1.5 million as of December 31, 1999. ESG also offers a wide range of professional services to its U.S. customers.

Products and Pricing

         Products. The Company offers over 250,000 products from thousands of manufacturers. The substantial majority of business products offered by the Company are purchased primarily from DFPs in both the U.S. and U.K. The Company provides customers with a large selection of business products, including personal computer systems, monitors, printers, peripherals, software and office supplies, as well as a broad range of professional services. The Company markets products sold by many brand name manufacturers including:

                                 PERSONAL COMPUTERS
           Compaq                       IBM                            Apple
             NEC                      Gateway                         Toshiba
      Hewlett-Packard                   Dell                         Panasonic

                                       PRINTERS
     Hewlett-Packard                    Canon                          Lexmark
          Epson                         Xerox                        Tektronics

                                   PERIPHERALS
           NEC                        Sony                         Cisco
           Intel                      Xircom                      Kingston
        Viewsonic                      3Com                        Iomega
     Hewlett-Packard                Golden Ram                     Seagate
          Viking                      Citrix                 Digi International

                                  SOFTWARE
      Microsoft                     Lotus                           Corel
       Seagate                      Novell                   Computer Associates
        Adobe                       IBM                          Symantec

                                OFFICE SUPPLIES
      Papermate                       3M                             GBC
        Avery                        Acco                           Smead
       Sparco                      Hammermill                       Epson
      Okidata                        Sony                           Kodak

         In the U.S., the Company has established electronic purchasing and supply relationships with Ingram Micro, Tech Data, SP Richards and Digital River, as well as traditional relationships with several other large, national business product suppliers. The Company's purchasing relationships with DFP suppliers are pursuant to industry-standard arrangements with negotiated pricing based on either a percentage of all orders being offered electronically to a supplier or anticipated volume levels, with payment generally being made through existing floor plan financing arrangements.

         Pricing. The Company believes that its business product pricing offered through ESG is generally competitive with other remarketers. The Company believes that the pricing offered through Starbuyer.com, the Company's digital marketplace, is also competitive. The Company continues to review ESG's customer orders for profitability and will decline to do business with customers who demand pricing which cannot be provided by the Company or which create unnecessary inventory exposure. The Company typically offers larger corporate customers a greater discount than other customers, reflecting the economies of a higher level of purchases by such customers. The Company uses a proprietary, customized and automated pricing system for its customers through PECOS.cm's and PECOS.web's back-end server system, which supports and tracks a variety of pricing methodologies, including the ability to provide customized pricing for each customer, by product. In addition, the Company believes that PECOS.ipm, its remotely-hosted automated procurement system, is aggressively priced compared to license fees for other eProcurement software providers.

Professional Services

     elcom.com's Professional Services group offers various consulting and supplier services to its customers. These services range from implementation of PECOS.ipm and training, to customized coding in special cases, to interfacing data from PECOS.ipm into non-standard back-end systems. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.

         ESG offers a wide range of professional services in the U.S., including advising on project and roll-out management, providing on-site engineers for network integration and systems support, responsive "Help" desk and break/fix services. The Company also offers national dispatch service for warranty and repair contracts. The Company's service-oriented revenues decreased in 1999 to approximately $26 million, from $34 million in 1998, primarily reflecting the sale of the Company's U.K. services business. The Company intends to leverage its distribution, logistics, and IT capabilities and offer logistics, distribution, and product fulfillment services to other companies during 2000.

Fulfillment/Logistics/Information Systems

         Fulfillment. In the U.S. the Company sources the majority of its products from a number of DFPs, including Ingram Micro, Tech Data, S.P. Richards and Digital River. The Company sources a majority of domestically purchased business products from these primary DFPs, both electronically and via traditional methods. Ingram Micro and Tech Data are the two largest PC product distributors in the world, with combined annual sales in excess of $34 billion. Augmented by its DFPs, the Company draws from inventories which the Company believes are well in excess of $4 billion.

         PC Configuration Capabilities. For computer systems that require configuration, the Company operates two configuration facilities in the U.S. and one in the U.K. and also utilizes an additional outsourced facility in the U.S. Products requiring configuration are typically shipped to these facilities. The configuration services are offered generally on a fee basis and currently are performed primarily by ESG at its Canton, MA and Irvine, CA facilities and in an outsourced facility in Hartford, CT. In addition, the Company maintains a product distribution and configuration facility in Hounslow, Middlesex, in the U.K.

         Information Systems. In the U.S., the Company licenses and utilizes software from Oracle Corporation and other software firms as its Information Technology ("IT") system to allow management to monitor and manage the Company. The Company's Oracle-based IT system installation initially went "live" in the U.S. in November of 1997. The Company experienced substantial difficulties and inefficiencies with this implementation which significantly impacted operations, logistics, fulfillment and resultant profitability through 1999. The IT system incorporates modules supporting general ledger, accounts payable, purchasing, accounts receivable, inventory and order entry. The Company's IT design is now a unique implementation of Oracle software applications that have been and continue to be enhanced and extended to provide functionality not found in the standard system, including the ability to:

          Accept electronically delivered sales orders such as PECOS, EDI, and XML orders, as well as converted quotations;

          automatically source product from the Company's or its principal DFPs' inventories based on variable parameters; and

          automatically create purchase orders, electronically transmit them and electronically confirm shipments by DFPs to enable invoicing or anticipate receipt as the case may be.

         During 1999, the Company continued to enhance its U.S. and U.K. IT systems. The Company was assured by its electronic trading partners that their information systems applications are Year 2000 compliant and the Company has yet to experience any significant problems internally or with customers, clients or electronic trading partners in connection with Year 2000 compliance.

         The Company's operations are dependent in part upon its ability to protect its IT network infrastructure in its Norwood, MA, Irvine, CA and Slough, Berkshire, U.K. facilities against damage from physical break-ins, natural disasters, operational disruptions and other events. The Company operates a fully redundant system for the U.S. with data centers in Norwood, MA and Irvine, CA, which also provide the hosting platform for PECOS.ipm clients. The Company has 24x7 physical security at its Norwood data center. To protect the Company's data and provide service if both data centers were to become inoperative, the Company is in the process of finalizing a disaster-recovery system with a major computer company. Although the Company believes that its technology and operating systems will be adequate for its current needs, such IT systems will undoubtedly require ongoing investments to modify and enhance them as the Company expands and evolves.

Marketing and Sales

     The Company uses its direct and telemarketing sales forces in the U.S. and U.K. to market products and technology to targeted business, education, and corporate accounts. As of December 31, 1999, the Company employed approximately 83 sales representatives, account executives and related support personnel to service those customer segments. Of these 83 sales personnel, 49 are employees of elcom.com in the U.S. and U.K. and 34 are employees of ESG in the U.S. The Company intends to significantly increase its direct sales force for PECOS.ipm in the U.S. and U.K.

         As of December 31, 1999, the Company's sales and support personnel operated from Field Support and Sales Offices ("FSSO's") in six metropolitan areas in the U.S., as well as three locations in the U.K. ESG's primary locations and FSSO's are listed below:

                                         UNITED STATES

            - Norwood, MA (Boston)(Headquarters)        - San Diego, CA
            - New York City, NY                         - Stamford, CT
            - Bristol, PA (Philadelphia)                - Edison, NJ

                                         UNITED KINGDOM

            - Basingstoke, Hampshire                    - Slough, Berkshire
            - Redditch, Hereford

         Corporate Accounts. ESG's primary target customers are large corporations that wish to purchase business products in an efficient manner. Corporate accounts typically employ purchasing agents or buyers with above-average product knowledge who view most business products as commodities. Business accounts targeted by the Company range from divisions of large corporations to businesses with as few as fifty employees. These companies also will be targeted customers for PECOS.ipm, the Company's remotely-hosted automated procurement system. The Company uses both direct sales efforts and telemarketing. The Company uses a defined business telemarketing staff operating from certain of its U.S. and U.K. locations whose mission is to introduce the Company to targeted businesses. Telemarketers also assist the sales professionals by contacting and pre-qualifying accounts for follow-up and on-site visits by the direct sales force, if appropriate. Customer support representatives and entry-level corporate sales representatives provide day-to-day administrative and operational support in order to maximize the selling time of the direct sales force.

         Educational and Governmental Accounts. The Company restructured ESG's government and education sales operations in September 1998 and has concentrated on building an educational sales force focused on providing Windows and Intel-based ("Wintel") solutions to the education market in the U.S. The Company decided to leverage its experience in cabling and network integration of classrooms and schools derived from its previous Apple Educational Sales Agent relationship, to promote this division as it focuses on a larger potential market.

Customer and Technical Services

         The Company provides a wide range of customer service and technical support, including nationwide toll-free pre-sale and post-sale telephone-based support. The Company believes that maintaining a direct customer and technical support link with its customers is an important competitive factor and promotes customer satisfaction. In addition, certain manufacturers require their remarketers to provide certain levels of technical support as an ongoing condition to authorizing the remarketers to sell their products.

Product Warranty and Service Policies

         In addition to providing its customers with manufacturers' warranties, the Company offers its customers certain return privileges for products which have not been used or were damaged. Typically, such products can be returned to the Company within a certain time for a refund or credit. The Company believes that its product return policies are competitive with those offered by other remarketers. Historically, product returns generally have not represented a material exposure to the Company. Typically, manufacturer warranties are included as part of, and are packaged with, the product. When available from manufacturers, the Company also offers on-site and extended-term warranty and/or service policies as ancillary products available for sale through the PECOS.cm, PECOS.web or the Starbuyer B2B digital marketplace. In addition to the Company's telephone-based technical support and manufacturer programs, the Company offers a full range of on-site and depot warranty and post-warranty service options in the U.S., generally through nationwide outsourcing agreements with third party service providers. Product returns are centralized at ESG's facilities, where the various tasks are performed that are necessary to either return products to inventory, to one of the Company's DFPs or to a manufacturer for credit, or to liquidate non-returnable items.

Competition

         eBusiness Systems Marketplace. The market for interactive eBusiness software is relatively new and evolving rapidly. The Company expects competition in this market to intensify in the future. Among other factors, before licensing an eBusiness system, the Company believes potential customers consider the cost of the system compared to the level of features and functions available in electronic commerce applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company's existing IT system. The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications and systems integrators. The Company's competitors include Ariba, Inc., Commerce One, Inc., Clarus Corporation and PurchasePro.com, Inc. The Company anticipates future competition from other emerging and established companies, possibly including Microsoft Corp., IBM, SAP AG and Oracle Corporation, all of which have announced products for Internet-based electronic commerce. The Company's potential competitors also include systems integrators such as Electronic Data Systems
(EDS) and a number of EDI solution vendors, including Sterling Commerce, Inc., which recently announced a possible acquisition by SBC Communications, Inc.

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

         Business Products Marketplace. The Company has invested substantial effort and capital to develop and implement its proprietary PECOS.cm and PECOS.web front- and back-end systems, as well as for the associated hardware and electronic links with its primary DFPs. The overall market of companies which sell business and PC products is highly fragmented and ESG operates in an extremely competitive environment which is continuously evolving and subject to rapid technological change. Of the more than 10,000 total outlets, the Company believes that there are more than 1,000 significant PC and business product remarketers of various types in the U.S. and U.K. In response to competitive pressures and declining margins, traditional remarketers are cutting costs and acquiring or merging with other remarketers to increase scale and efficiency. A prospective purchaser of PC products has the option to purchase directly from a manufacturer (e.g., IBM, Compaq, Dell Computer Corp.), from a major remarketer (e.g., MicroAge, Inc., Inacom Corp., CompuCom Systems, Inc.), from a computer mail order company (e.g., CDW Computer Centers, Inc., Creative Computers Inc., Micro Warehouse Inc.), from a systems integrator (e.g., Andersen Consulting,
EDS), from computer superstores (e.g., CompUSA Inc.), from Internet-based companies (e.g. Insight Enterprises, Inc., Cyberian Outpost, Inc.), from electronics superstores and from local computer stores, among others. ESG competes with all of these entities for the sale of its PC products. Each of these entities in the PC distribution channel competes on a wide variety of capabilities including price, delivery performance, breadth of products, services offered, overall convenience and in some cases, specialized and distinct capabilities. The advent and expansion of the Internet-based sales companies has added substantial additional pressure to price competition in the marketplace and has continued to exacerbate gross profit pressures. Certain of the companies noted above and other potential competitors have substantially greater financial, technical and marketing resources than the Company and greater name recognition and more extensive customer bases.

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

Government Regulation

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce between PCs, among local area networks or on the Internet. However, due to the increasing popularity and use of PCs and the Internet, it is possible that additional laws and regulations may be adopted with respect thereto, covering issues such as user privacy, pricing and characteristics, taxation of Internet sales and quality of products and services. The adoption of any such laws or regulations may decrease the growth of electronic commerce and/or the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

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

Personnel

         As of December 31, 1999, the Company had a total of 435 personnel, including 368 salaried and 67 hourly personnel. The Company's personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company's future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel, including its sales force. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future.

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

Item 2.  Properties

         As of December 31, 1999, the Company leased the properties set forth below, and rented seven other smaller FSSOs as well as a professional services office in Edison, N.J. The following leases vary in length remaining, from two years to thirteen years and, in some cases, include options to extend the lease terms (see also Note 6 to the Company's Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K).

                                 APPROXIMATE
                                   SQUARE
          LOCATION                 FOOTAGE                      USE
Norwood, Massachusetts             36,000     Headquarters; Elcom Services
                                                      Group Boston-area FSSO

Westwood, Massachusetts            12,000     elcom.com's Corporate Headquarters

Canton, Massachusetts              84,000    Elcom Services Group Configuration
                                             and Distribution (U.S., East Coast)

Irvine, California                 21,000    Elcom Services Group Configuration
                                             and Distribution (U.S., West Coast)

Bristol, Pennsylvania              35,000   Elcom Services Group Administrative
                                                          and FSSO

Slough, Berkshire (U.K.)            7,800    elcom.com (U.K.) Administrative
                                                          and FSSO

Basingstoke, Hampshire (U.K.)       7,500             elcom.com (U.K.) FSSO

         In addition to the leased properties noted above, the square footage of which is net of sub-leased areas, the Company also owns land and a building in Redditch, Hereford, U.K., comprising administrative and FSSO facilities of approximately 20,000 square feet.

         The Company intends to relocate ESG to a separate facility during 2000 and subsequently relocate elcom.com's headquarters to its Norwood facility. The Company considers these current and new facilities to be generally sufficient to meet its near-term space requirements in light of its current plans.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

         The Company's Common Stock trades on the Nasdaq National Market(R) under the symbol ELCO. As of December 31, 1999, there were approximately 184 stockholders of record of the Company's Common Stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms. The high and low closing sales prices reported by the Nasdaq National Market for each of the quarters in the two year period ended December 31, 1999 are set forth in the table below. For the period from January 1, 2000 to March 20, 2000, such high and low closing sales prices were $35.44 and $15.63, respectively.

  Quarter Ended               1999                            1998
-------------------    --------------------------      -------------------------
                          High           Low             High           Low
                       -----------    -----------      ----------    -----------
       March 31,       $  4.0625      $  1.5938         $6.6900        $5.0000
        June 30,       $  7.7500      $  2.8750         $6.0600        $3.4400
   September 30,       $  6.3750      $  3.7500         $4.1300        $1.1900
    December 31,       $ 36.5000      $  4.1563         $3.1300        $1.1600

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

Recent Sales of Unregistered Securities

         The Company issued a warrant to purchase 353,418 shares of Common Stock to Wit Capital on December 30, 1999. The warrant was issued pursuant to the terms of a letter agreement, dated July 8, 1999, pursuant to which Wit Capital agreed to act as a financial advisor to the Company. In that capacity, Wit Capital introduced the Company to Cripple Creek, with whom the Company entered into the

Structured Equity Line Flexible Financing Agreement, dated as of December 30, 1999 (described elsewhere herein). The warrant was exercisable upon issuance with respect 80% of the shares subject to the warrant. The warrant becomes exercisable with respect to the remaining 20% of the shares upon the earlier to occur of (i) effectiveness of the Company's registration statement on Form S-3 filed in connection with the Equity Line or (ii) 120 days after the date of issuance of the warrant. The warrant expires on December 30, 2002 and has an exercise price of $28.71 per share. Exemption from registration for the issuance of the warrant is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

         The following table sets forth selected consolidated financial data for the Company for the years ended December 31, 1995 through December 31, 1999. The historical financial data for 1999 is derived from the Consolidated Financial Statements of the Company audited by KPMG LLP. The historical financial data for 1995 to 1998 is derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report. The data for the periods presented are not necessarily comparable because of various write-offs and write-downs in 1998 and 1999 and acquisitions consummated at various times during the periods presented.

                                                            (in thousands, except per share data)
                                                                  YEARS ENDED DECEMBER 31,

                                                  1995         1996         1997         1998         1999
INCOME STATEMENT DATA (1):                     ----------   ----------   ----------   ----------   ----------
Net Sales ..................................   $ 311,423    $ 620,115    $ 760,136    $ 763,600    $ 485,828
                                               ==========   ==========   ==========   ==========   ==========
Gross profit ...............................      39,382       70,039       90,394       76,942       43,401
Selling, general and administrative expenses      36,016       57,551       70,200       80,285       63,426
Research and development expenses ..........       1,122        1,200        1,275        1,178        1,343
Restructuring, impairment and other related
  charges ..................................        --           --           --         12,892       19,272
                                               ----------   ----------   ----------   ----------   -----------
Operating profit (loss) ....................       2,244       11,288       18,919      (17,413)     (40,640)
Interest and other income (expense), net ...      (1,909)      (2,303)      (4,142)      (7,664)      (2,221)
                                               ----------   ----------   ----------   ----------   -----------
Income (loss) before income taxes ..........         335        8,985       14,777      (25,077)     (42,861)
Provision for income taxes .................       1,239        3,410        4,489          484         (323)
                                               ----------   ----------   ----------   ----------   -----------
Net income (loss) ..........................   $    (904)   $   5,575    $  10,288    $ (25,561)    $(42,538)
                                               ==========   ==========   ==========   ==========   ===========
Basic net income (loss) per share ..........   $   (0.05)   $    0.21    $    0.38    $   (0.94)   $   (1.53)
                                               ==========   ==========   ==========   ==========   ===========
Basic weighted average shares outstanding ..      18,195       26,363       26,937       27,322       27,846
                                               ==========   ==========   ==========   ==========   ===========
Diluted net income (loss) per share ........   $   (0.05)   $    0.19    $    0.35    $   (0.94)   $   (1.53)
                                               ==========   ==========   ==========   ==========   ===========
Diluted weighted average shares outstanding       18,195       29,739       29,461       27,322       27,846
                                               ==========   ==========   ==========   ==========   ===========

                                                                     DECEMBER 31,
                                                ----------------------------------------------------
                                                   1995       1996       1997       1998       1999
                                                --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA (1):
Total current assets ........................   $136,781   $210,185   $277,806   $220,415   $ 86,896
Total assets ................................    174,231    260,769    332,068    261,851     98,039
Total current liabilities ...................     89,290    161,158    218,300    175,929     50,851
Long-term liabilities, net of current portion         91      1,008      3,465        905        260
Total stockholders' equity ..................     84,850     98,603    110,303     85,017     46,928

(1) The information presented for all periods includes the results of operations and financial condition of AMA, which was acquired in February 1996. The acquisition of AMA was accounted for on a pooling of interests basis. As a result, the Company's results of operations have been restated back to the Company's inception in September 1992 to include the results of operations of AMA.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

         The Company was founded as Elcom Systems, Inc., in 1992 as a developer of electronic commerce software. The Company formed another company which, to prove and use its technology, commenced selling computer and business products, primarily PCs and associated peripherals, in December 1993 using its electronic commerce software, and experienced rapid growth for several years. The Company achieved its growth by using its proprietary PECOS procurement application and by offering the use of PECOS through ESG to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six computer products remarketers. To date, substantially all of the Company's net sales have been derived from the sale of business and computer products in the U.S. and U.K., to business and corporate customers. In addition, the Company, through elcom.com, licenses its PECOS technologies, including PECOS.ipm, its recently introduced Internet-based and remotely-hosted automated procurement system, and provides implementation and consulting services. In March 1999, elcom.com commenced operating Starbuyer.com, its Internet digital marketplace, to sell products. Since then, elcom.com has added auction capabilities to its Internet site, launched office supplies and software product lines and plans to introduce other business-oriented products in the future.

         On July 31, 1999, the Company completed the sale of the substantial majority of its U.K. remarketer group operations. Generally, the Company sold its U.K. field-based sales operation, its professional services organization, its distribution business, and certain of its inventories and fixed assets, all in the U.K. The disposed businesses accounted for approximately 75% of the Company's U.K. revenues and 67% of its U.K. operating income in 1998 and the first seven months of 1999 (excluding the asset impairment charge). The Company has retained its U.K. telemarketing group, which it intends to evolve towards an Internet-based B2B digital marketplace similar to Starbuyer.com operated by elcom.com in the U.S. The Company also plans to expand its direct sales force and use the U.K. telemarketing group to market PECOS Internet Procurement Manager, its Internet-based and remotely-hosted automated procurement system.

         On October 1, 1999, an internal reorganization was accomplished in which the ownership of Elcom International Limited, the Company's United Kingdom operations, was transferred from ESG, to elcom.com.

elcom.com, inc.

         elcom.com is the eBusiness subsidiary of the Company that develops and primarily licenses Internet-based, remotely-hosted applications that have been designed to automate virtually all stages of the procurement cycle, from product selection to financial settlement.

         In March 1999, elcom.com launched its Internet digital marketplace as proof of concept of its digital marketplace technologies. Through this digital marketplace, which can be accessed at www.starbuyer.com, elcom.com markets and sells over 250,000 business products manufactured by numerous suppliers to corporations in a "24x7" environment. elcom.com has commenced a branding and marketing campaign in the fourth quarter of 1999 and intends to become a leading supplier of multiple commodity-type products to businesses. elcom.com added auction capabilities to its site as part of its Internet-based digital marketplace in April 1999. The Company expects to expand its customer base and encourage repeat buying through various marketing programs, including branding, promotional campaigns and strategic alliances intended to provide access to global markets. To accomplish this, elcom.com plans to increase its sales and marketing expenditures in future periods.

         Beginning in the latter half of 1998, the Company shifted its focus from marketing its PECOS.cm technology to investing in the development of PECOS.PM, its intranet-based automated procurement management system and more recently, to PECOS.ipm. During 1999, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS.cm technology, thereby negatively affecting technology-based revenues during this product transition period. On a stand-alone basis, for the year ended December 31, 1999 and 1998, the U.S. operations of elcom.com reported revenues from licenses, including associated professional services and maintenance fees of approximately $1.0 million and $2.2 million, respectively. In addition, elcom.com's digital marketplace generated product sales of approximately $56.1 million in the year ended December 31, 1999 (and none in the comparable 1998 period), substantially all of which were from customers who transitioned from ESG. In total, elcom.com's consolidated gross profit from U.S. operations increased from $1.5 million in the year ended December 31, 1998 to $5.1 million in the comparable 1999 period. Consequently, because elcom.com's U.S. operations expenses increased approximately $11.2 million from 1998 to 1999, as the Company continued to staff the entity to support expected growth of its digital marketplace and invested in marketing for PECOS.ipm, the operating loss from U.S. operations increased $7.6 million, to $10.4 million during the year ended December 31, 1999, versus an operating loss of $2.8 million in 1998 excluding the 1998 $3.5 million restructuring charge.

Elcom Services Group, Inc.

         ESG markets and sells business-related products and professional services to commercial customers.

         The Company introduced a strategy for ESG in early 1999 to reduce its revenues and related inventory exposure by declining to do business with customers that do not pay the Company on time as per agreements, or demanded pricing which the Company would not provide due to many factors, including decreases in marketing development funding from various manufacturers. This has resulted in a significant decrease in revenues in 1999 compared to 1998 and subsequent quarterly comparisons, but has effectively eliminated the majority of the Company's marginal customers.

         ESG's revenues and resultant gross profit are affected by price reductions and decreases in various vendor inventory and other support programs offered by computer manufacturers. These cutbacks have been substantial over the last several years, and most particularly over the last year, resulting in a corresponding decrease in gross margin. Manufacturers' price reductions require that ESG increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases and increase its revenue volume if it is to sustain its level of gross profit dollars. The Company experienced substantial difficulties and inefficiencies with its Oracle-based systems implementation which significantly impacted operations, logistics, fulfillment and resultant profitability through 1999. Further, the Company experienced a softening of demand from its customers that began in September of 1998, which, at that time, the Company attributed to the Asian financial crisis and subsequent fluctuations and related uncertainties in the worldwide financial markets, that impacted some of the Company's customers and their capital outlays. The Company believes that the relatively soft demand, which continued during 1999, possibly related to Year 2000 projects at certain of its customers, which may have caused delays in procuring computers and related products and professional services, as customers focused on their management information systems infrastructure. ESG's gross margins may vary from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors.

Engagement of Wit Capital Corporation

         On July 19, 1999, the Company announced that it had engaged Wit Capital Corporation ("Wit Capital") as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options for itself and for elcom.com. Wit Capital, which is partially owned by Goldman Sachs, continues to review strategic financing options, potential strategic partners, and possible financing alternatives (including the potential of an initial public offering of elcom.com).

         On December 30, 1999, the Company signed a structured Equity Line Flexible Financing Agreement with Cripple Creek Securities LLC ("Cripple Creek"), an investor introduced to the Company by Wit Capital. Under the terms of the agreement, the Company may sell up to $50 million of Common

Stock over and 18 month period. For additional information concerning the financing agreement, see Note 5(d) and 5(f) of the consolidated financial statements.

Year 2000 Readiness Disclosure

         The Company has implemented an Oracle-based, Year 2000 compliant Information Technology System ("IT System") in the U.S. In the U.K., the Company has implemented a Year 2000 compliant upgrade to its Computer Associates International, Inc. software system, which operates on an IBM AS-400 hardware platform. Due to the extended timeframe of the U.S. Oracle-based system implementation, and related ongoing enhancements, the Company has deferred implementation of the Oracle-based system in the U.K. to the year 2000.

         The Company's various Year 2000 tests on its IT Systems and non-IT Systems did not reveal any Year 2000 issues, and the Company did not incur any material costs related to Year 2000 issues.

         During 1999, the Company continued to enhance its U.S. and U.K. IT systems. The Company has been assured by its electronic trading partners that their information systems applications are Year 2000 compliant, however, there can be no assurance by the Company that its electronic trading partners will not experience Year 2000 oriented problems which could effect the supply of products to the Company. The Company has yet to experience any significant problems internally or with customers, clients or electronic trading partners in connection with Year 2000 compliance.

         The Company operates a fully redundant system with data centers in Norwood, MA and Irvine, CA, which provide the hosting platform for PECOS.ipm's clients. The Company is dependent on its IT system and any problems with its ongoing development and enhancement, or any interruption in its functional availability may have an adverse effect on sales to customers and/or customer satisfaction. Although the Company believes that its technology and operating systems will be adequate for its current needs, such IT systems will undoubtedly require ongoing investments, modification and enhancements as these IT systems expand and evolve.

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of net sales for each of the years in the three year period ended December 31, 1999:

                                               Year Ended December 31,
                                                1997    1998     1999
                                                ----    ----     ----
Net sales ..................................    100%    100%     100%
Gross profit ...............................     12      10        9
Selling, general and administrative expenses      9      11       13
Asset impairment, restructuring and
  other related charges ....................     --       1        4
Operating profit (loss) ....................      3      (2)      (8)

Interest expense ...........................      1       1        1

Provision for income taxes .................      1      --       --

Net income (loss) ..........................      1      (3)      (9)

Year ended December 31, 1999 compared to the year ended December 31, 1998

         Net Sales. Net sales for the year ended December 31, 1999 decreased to $485.8 million from $763.6 million in the year ended December 31, 1998, a decrease of $277.8 million or 36.4%. Net sales in the United States decreased to $292.5 million in 1999 from $449.8 million in 1998, a 35% decrease. Professional services revenues of ESG for the year increased 0.9% from approximately $13.1 million in 1998 to $13.2 million in 1999. The Company experienced substantial difficulties and inefficiencies with its Oracle-based systems implementation which significantly impacted operations, logistics, fulfillment and resultant profitability through 1999. The Company believes the decrease in U.S. sales reflects the continued soft demand, possibly due to certain of its customers focusing on Year 2000 efforts and possibly deferring purchases of computer products, as well as a general softening of demand from its larger customers. The Company believes that there is potential for a rebound or partial rebound in U.S. computer product demand once its customers have completed their Year 2000 efforts. The Company introduced a strategy in early 1999 to reduce its revenues and related inventory exposure, by declining to do business with customers that do not pay the Company on time, or demand pricing that the Company cannot provide due to many factors, including decreases in marketing development funding from various manufacturers. This has resulted in a significant decrease in revenues in 1999 compared to 1998, but has effectively eliminated the Company's marginal customers.

         Net sales of the Company's U.K. based operations decreased to $193.3 million in 1999 from $313.8 million in 1998, a decrease of 38%. Results in the U.K. were effected by the disposal of the substantial majority of its U.K. remarketer operations on July 31, 1999 as well as continued softening in demand, consistent with a general economic slowdown in 1999 versus 1998 and Year 2000 concerns.

         Gross Profit. Gross profit for the year ended December 31, 1999 decreased to $43.4 million from $76.9 million in the year ended December 31, 1998, a decrease of $33.5 million, or 44%. The decrease in gross profit dollars reflects the decrease in net sales, as well as a decrease in the gross profit percentage between 1998 and 1999. Gross profit as a percentage of net sales decreased from 10.1% in 1998 to 8.9% in 1999. The gross profit percentage was higher in 1998 due to direct purchasing programs with certain manufacturers in the U.S. which have been curtailed by the Company in 1999 due to changes in certain manufacturers' product-distribution policies, as well as a decrease in the availability of manufacturer rebate and incremental discount programs. The Company anticipates ongoing pressure on its business computer products gross margins, the impact of which it intends to mitigate with a more streamlined corporate infrastructure focused on Internet-based selling, and by leveraging the Company's electronic commerce experience and software capabilities. The Company experienced substantial difficulties and inefficiencies with its Oracle-based systems implementation which significantly impacted operations, logistics, fulfillment and resultant profitability through 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the year ended December 31, 1999 decreased to $63.4 million from $80.3 million in the year ended December 31, 1998, a decrease of $16.9 million or 21%. This decrease is primarily attributable to the restructurings accomplished by the Company in late 1998, a reduction in amortization expense, net of the cost of the Company's increased investment in elcom.com's infrastructure to support the anticipated future growth of the
Internet-based storefront businesses and the reduction of SG&A expenses associated with the disposed United Kingdom operations. The Company intends to continue to increase its marketing expenditures to support the branding and growth of elcom.com.

         Overall, SG&A expenses increased as a percentage of net sales for the year ended December 31, 1999 to 13% from 10.5% in 1998, which primarily results from a lower level of net sales in 1999, net of expense reductions.

         Research and Development Expense. Research and development expense remained essentially flat in 1999 compared with 1998. The expenditures reflect a transition from product development (in particular, the recently announced Internet-based and remotely-hosted version of elcom.com's PECOS technology, PECOS.ipm) to marketing and deployment of the product with customers, the cost of which is not reflected in research and development expense. The Company's research and development expense continues to focus on developing incremental functionality and features for its PECOS product line using Java programming/code and other tools and techniques. The Company expects to increase its investments in research and development as it enhances PECOS.ipm, its remotely-hosted automated procurement system.

         Asset Impairment, Restructuring and Other Related Charges. In the second quarter of 1999, the Company recorded charges of $19.5 million related to the July 31, 1999 sale of the substantial majority of its U.K. remarketer operations, as further described elsewhere herein. See Footnote 7 of the consolidated financial statements.

         In the 1998 period, the Company recorded a charge of $12.9 million related to a restructuring of certain of its U.S. operations as further described elsewhere herein. See Footnote 7 of the consolidated financial statements.

         Interest Expense. Interest expense for the year ended December 31, 1999 decreased to $3.2 million from $8.4 million in 1998. Interest expense in both periods reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory balances and for 1999 is reflective of the decrease in the Company's net sales, improved collection of receivables and substantially lower inventory balances compared with 1998, as well as lower interest rates in 1999, versus 1998.

         Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 1999 increased to $1.0 million from $0.7 million in 1998. Other income in the 1999 period includes proceeds of $418,000 resulting from the lapsing (without exercise) of options sold in 1997 to acquire the Company's interest in ShopLink.com, inc. The Company continues to own approximately 3% of ShopLink.com, inc., which is a privately-held on-line supplier of groceries and other consumables to homeowners.

         Income Tax Provision. The income tax recovery in 1999 primarily relates to the estimated recovery of income taxes by the Company's United Kingdom based operations, net of certain estimated current state and federal income taxes payable by the Company. The Company has net operating loss carryforwards which were not reflected as a benefit in either the Company's 1998 or 1999 financial statements.

         Net Income. The Company reported a net loss of $42.5 million for the year ended December 31, 1999, versus a net loss of $25.6 million in 1998 as a result of the asset impairment charge and other factors described herein.

Year ended December 31, 1998 compared to the year ended December 31, 1997

         Net Sales. Net sales for the year ended December 31, 1998 increased to $763.6 million from $760.1 million in the year ended December 31, 1997, an increase of $3.5 million or 0.5%. Net sales in the United States decreased to $449.8 million in 1998 from $473.8 million in 1997, a 5.1% decrease, which reflected the impact of several factors, including substantial product price decreases, increased price competition in the marketplace, as well as overall softer demand from the Company's domestic customers for PC products in 1998. The Company's Oracle IT system installation initially went "live" in the U.S. in November of 1997. The Company experienced substantial difficulties and inefficiencies with this implementation which significantly impacted operations and profitability through 1999. Net sales of the Company's United Kingdom-based operations increased to $313.8 million in 1998 from $286.3 million in 1997, an increase of 9.6%, which generally reflected an increase in the level of distribution sales (to other resellers) in 1998 over 1997.

         Gross Profit. Gross profit for the year ended December 31, 1998 decreased to $76.9 million from $90.4 million in the year ended December 31, 1997, a decrease of $13.5 million, or 15%. Gross profit as a percent of net sales decreased from 11.9% in 1997 to 10.1% in 1998. The decrease in gross profit percentage in 1998 reflected a significant decrease in the level of direct purchases from manufacturers in the United States and a substantial decrease in manufacturer funding and incremental discounts available to the Company. The decline in the gross profit percentage also reflected a higher proportion of the Company's sales being to its larger customers in the United States, which typically generated higher than average volume, but at lower gross profit margins than other customers. The United Kingdom group was authorized to "distribute" certain product lines to other PC remarketers through its distribution entity and these sales, which were at lower margins than sales to end users, increased in 1998 over 1997 levels, thereby lowering overall gross profit margins. Increases in professional services sales, which are generally at higher margins than product sales, were not significant enough to offset the above described factors. The Company's Oracle IT system installation initially went "live" in the U.S. in November of 1997. The Company experienced substantial difficulties and inefficiencies with this implementation which significantly impacted operations and profitability through 1999.

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

         Research and Development Expense. Research and development expense remained essentially flat in 1998 compared with 1997. The Company's research and development expenses were focused on developing incremental functionality and features for its PECOS product line, including developing the PECOS.PM technology acquired in 1997 in current, state-of-the-art code, as well as modifications to allow its PECOS technologies to communicate and operate using the Internet and the continued development of its browser-based and Java-enabled version of its PECOS technologies for license to other companies.

         Asset Impairment, Restructuring and Other Related Charges. In the 1998 period, the Company recorded a charge of $12.9 million related to a restructuring of certain of its U.S. operations as further described elsewhere herein.

         Interest Expense. Interest expense for the year ended December 31, 1998 increased to $8.4 million from $5.2 million in 1997. Interest expense in both years primarily resulted from borrowings in support of the Company's accounts receivable and inventory and reflected the substantial increases in such assets which began in the second half of 1997 and continued during substantially all of 1998, prior to the Company's significant reduction of both its inventory and accounts receivable balances in the fourth quarter of 1998. The increase in interest expense also reflected higher interest rates in the United Kingdom in 1998 compared to 1997.

         Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 1998 decreased to $.7 million from $1.1 million in 1997 and reflected a reduction in average on-hand balances of cash and cash equivalents available for investment. Interest income and other, net in 1997 included a gain of $.4 million resulting from the sale of the Bristol, PA rental division in March 1997, net of certain redundant operating and severance expenses of certain Computerware operations, which were phased-out and consolidated into the Company's headquarters and East Coast configuration and distribution facility which was opened in Canton, MA late in the first quarter of 1997.

         Income Tax Provision. The income tax provisions in 1998 and 1997 primarily related to the income taxes of the Company's United Kingdom-based operations, as well as certain current federal (alternative minimum tax) and state income taxes provided by the Company, partially offset by the tax benefit associated with reversal of the 1997 United States deferred tax liability due to the Company's tax loss in 1998. Because of the uncertainty related to realizability of the Company's net operating loss carryforward, the Company recorded a full valuation allowance against its United States deferred tax assets.

         Net Income. The Company reported a net loss of $25.6 million for the year ended December 31, 1998, versus net income of $10.3 million in 1997, as a result of the factors described herein.

         Liquidity and Capital Resources. Net cash provided by operating activities for the year ended December 31, 1999 was $94.7 million, which primarily reflected a total of $35.6 million in depreciation, amortization and impairment of intangible assets, as well as a decrease in inventory of $37.4 million, and a $106.1 million decrease in accounts receivable. Net cash used in investing activities was $5.1 million, consisting primarily of additions to property, equipment and software. Net cash used in financing activities was $69.7 million, including a $73.5 million net decrease in borrowings under floor plan lines of credit.

         Net cash provided by operating activities for the year ended December 31, 1998 was $38.8 million, which primarily reflects a total of $20.3 million in depreciation, amortization and impairment of intangible assets, as well as a decrease in inventory of $20.9 million, and a $12.3 million decrease in accounts receivable. Net cash used in investing activities was $6.8 million, consisting primarily of $7.3 million in additions to property, equipment and software. Net cash used in financing activities was $51.1 million, including a $50.0 million net decrease in borrowings under floor plan lines of credit.

         At December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $34.2 million, accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation
("DFSC"). As of December 31, 1999, the Company had borrowings aggregating approximately $29.9 million outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder. For detailed information concerning the line of credit, see Note 3.

         The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of computer products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning the net income covenant for 1999, the Company is in compliance with all other covenants of the facility as of December 31, 1999. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or that they can be increased if necessary to support the Company's requirements.

         The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At December 31, 1999, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

         The Company is currently seeking to minimize the level of inventory it stocks by leveraging its electronic commerce capabilities to quickly and efficiently source product and/or by drop shipping product to customers whenever possible. These efforts, and the disposal of the substantial majority of the Company's United Kingdom remarketer operations, have resulted in a decrease in inventory of $38.2 million (96%) since December 31, 1998. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received a significantly reduced amount of manufacturer funding support in 1999 versus 1998, and there can be no assurance that the Company will purchase the levels of product necessary to continue to receive these reduced levels of funding support in the future, or that manufacturers will continue to make such support available. Reductions in manufacturer funding support reduce the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors and/or aggregators and is further investigating outsourcing of certain activities. The July 31, 1999 sale of the substantial majority of the Company's United Kingdom remarketer group, resulted in a further reduction in its inventory position.

         On December 30 , 1999, the Company entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line") Cripple Creek. Under the terms of the agreement, the Company may sell up to $50 million of its Common Stock to Cripple Creek over an 18 month period. For details concerning the agreement, see
Note 5(f).

         On January 14, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 2,853,418 shares of Common Stock, which consists of

2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of warrants held by Wit Capital, the Company's financial advisor.

         The Equity Line will be in effect for a period of 18 months, beginning on a date shortly after the Registration Statement is declared effective. The Company may, at its option, terminate this agreement at any time.

         The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investments in property, equipment and software, and research and development.

         The Company believes that its cash, cash equivalents and accounts receivable, together with its existing sources of equity and its liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, unless management decides to accelerate spending, and so long as its financing sources continue to make lines of credit available. However, there can be no assurance the Company's lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary, or that the Company will be able to timely collect its accounts receivable.

Seasonality and Impact of Inflation

         In prior years, the Company has not experienced observable seasonality in its business. Generally, however, sales in the business and computer products remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, the Company's sales have reflected this seasonality in 1999 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

         Inflation has been relatively low in recent years and accordingly, the Company has not been significantly impacted by the effects of general inflation. However, since the latter half of 1996, the Company has been increasingly impacted by the low unemployment rate in certain of its markets, particularly in the Northeastern United States and the United Kingdom.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "intends," "anticipates," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, the potential dilutive effect of the Equity Line, the overall marketplace and customer's acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for and availability of PC products, changes in manufacturer policies reducing price protection, returns and other policies, the success and timing of implementing the Company's new management information system, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Annual Report on Form 10-K (including without limitation, under Item 1 and this
Item 7) and in the Company's other SEC reports and statements, including the Company's prospectus included as part of the S-3 Registration Statement filed on January 14, 2000 as amended from time to time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition. The Company's risk associated with inventory values is discussed elsewhere in this Form 10-K.

         The Company's cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on December 31, 1999 balances, the Company estimates that a 1% change in interest rates would have an effect of approximately $0.4 million on income before income taxes.

         The Company's investment in its United Kingdom subsidiaries is sensitive to fluctuations in the exchange rate between the United States dollar and the United Kingdom pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to a positive accumulated amount of $538,000.

Item 8.  Financial Statements and Supplementary Data

         See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings(loss) per share and quarterly financial information for the Company are included in Notes 11 and 12, respectively, of the Notes to Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         In September 1999, the Audit Committee of the Board of Directors of the Company solicited proposals for the year-end audit of its calendar 1999 consolidated financial statements. The Company solicited proposals from four independent accounting firms, including Arthur Andersen LLP ("Andersen"), who had been previously engaged by the Company as its principal auditor. The Audit Committee took this action to ensure that the Company would continue to receive the best possible audit services at a competitive price.

         During September and October 1999, management met with and provided appropriate information to the independent accounting firms involved. On October 19, 1999 the Audit Committee met and decided it would not engage Andersen to act as the Company's independent accountants for calendar year 1999. Andersen, the Company's independent accountants in 1998 and prior years was informed of the Audit Committee's decision on October 20, 1999.

         Andersen, in its reports on the Company's consolidated financial statements for each of the calendar years ended December 31, 1998 and 1997, neither expressed an adverse opinion or a disclaimer of opinion, or qualified or modified such reports as to uncertainty, audit scope or accounting principles.

         During each of the years ended December 31, 1998 and 1997, and during the period from January 1, 1999 through the date of this report, (i) there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference thereto in its report on the financial statements of the Company for such years; and (ii) there have been no reportable events (as defined in Regulation S-K Item 304 (a) (1) (v)).

         The Audit Committee decided to offer its year end audit engagement for calendar 1999 to KPMG LLP ("KPMG") as its new independent accountants in October 1999. KPMG entered into an engagement letter with the Company in December 1999 to act as the Company's new independent accountants. During the two most recent fiscal years and through the date of this report, the Company has not consulted with KPMG on items that were or should have been subject to SAS 50 or concerned the subject matter of a disagreement or reportable event with Andersen, the former independent accountants of the Company, as described in Regulation S-K
Item 304 (a) (2).

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The information concerning the directors of the Company is set forth in the definitive Proxy Statement ("the Proxy Statement") to be sent to stockholders in connection with the Company's 1999 Annual Meeting of Stockholders to be held at Occasions Banquet Facility, under the heading "Election of Directors", which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "Management - Executive Officers", which information is incorporated herein by reference.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this Annual Report on Form 10-K:

         (a)  (1) Consolidated Financial Statements:

                  See Index to Consolidated Financial Statements on page F-1.

              (2) Consolidated Financial Statement Schedule for each of the Three Years in the Period Ended December 31, 1999:

                  Reports of Independent Auditors on Supplementary Information

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

         (b) Reports on Form 8-K:

              The Company filed a Current Report on Form 8-K, dated October 19, 1999, regarding the Company's change in independent accountants on October 26, 1999 and amended such report on December 8, 1999.

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

                                           Elcom International, Inc.
                                           (Registrant)

Date:  March 30, 2000                      By: /s/  Robert J. Crowell
                                           ----------------------------
                                           Robert J. Crowell
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

     Signatures                           Title                      Date

/s/  Robert J. Crowell         Chairman of the                   March 30, 2000
----------------------------   Board of Directors
Robert J. Crowell              and Chief Executive Officer
                               (Principal Executive Officer)


/s/  Peter A. Rendall          Corporate Executive               March 30, 2000
----------------------------   Vice President,
Peter A. Rendall               Chief Financial Officer, Treasurer
                               and Secretary (Principal Financial
                               and Accounting Officer)

/s/  William W. Smith          Vice Chairman and Director        March 30, 2000
--------------------------
William W. Smith


/s/  Richard J. Harries, Jr.   Director                          March 30, 2000
----------------------------
Richard J. Harries, Jr.


/s/  John W. Ortiz             Director                          March 30, 2000
----------------------------
John W. Ortiz

                              Company Confidential

                              Company Confidential
                            ELCOM INTERNATIONAL, INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                INDEX TO EXHIBITS

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

4.14 Computerware Stockholders' Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware. (1)

4.15 Amended and Restated Lantec Stockholders' Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec. (6) and Renouncement of related Board Observer Right effective December 16, 1999 (x)

4.16 Form of Lantec Warrant Agreement, dated January 7, 2000, with attached Second Amended List of Holders of Warrants to Purchase Common Shares of the Registrant. (x)

4.17 AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited. (9)

Exhibit No.                                 Description

4.18 Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust. (13)

10.1 Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant (1), with attached list of Director and/or Executive Officer Indemnitees. (18) (*)

10.2 Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995. (1) (*)

10.3 1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995 (1), as amended by Amendment No. 1 dated August 19, 1996. (9) (*)

10.4 $80,000,000 Business Credit and Security Agreement Dated as of March 1, 1997 among Elcom Services Group, Inc. and Deutsche Financial Services Corporation (9), and Amendments to Business Credit and Security Agreement. (12)(15)(18)

10.5 Lease Agreement for the Registrant's Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant (1), and Agreement of Amendment thereto, dated October 20, 1997. (14)

10.6 Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993. (1)

10.7 Structured Equity Line Flexible Financing Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC.
         (20)

10.8 Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC. (20)

10.9 Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC. (20)

10.10 Warrant Agreement, dated as of December 30, 1999, between the Company and Wit Capital Corporation. (20)

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

10.22 Employment Agreement by and between the Registrant and James Rousou, dated December 8, 1999. (x)

10.24 Standard Conditions for the Sale and Purchase of Debts, dated December 3, 1997, between Elcom Group Limited and Deutsche Financial Services
         (UK) LTD. (14)

Exhibit No.                                 Description


10.25 Agreement for the Sale and Purchase of Debts dated December 3, 1997, between Elcom Group Limited and Deutsche Financial Services (UK) LTD.
         (14)

10.29 1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995 (1), and Amendment No. 1 thereto. (11) (*)

10.33 Guaranty by the Registrant in favor of Deutsche Financial Services Corporation, dated November 6, 1995, guarantying Elcom Services Group, Inc.'s indebtedness to Deutsche. (1)

10.34 Guaranty by the Registrant in favor of Deutsche Financial Services Corporation, dated March 31, 1999, guarantying elcom.com, inc.'s indebtedness to Deutsche. (18)

10.36    The 1996 Stock Option Plan of Elcom International, Inc. (8) (*)

10.37    Amended Employment Agreement by and between the Registrant and Laurence
         F. Mulhern dated June 1, 1997 (11); and Form of Consulting Agreement appended thereto as Exhibit A. (12) (*) and Amendment and Waiver under Employment Agreement and Executive Profit Performance Bonus Plan dated October 1, 1999. (x)

10.38 The 1997 Stock Option Plan of Elcom International, Inc. (11), and Amendments One and Two thereto. (14) (17) (*)

10.39 Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997. (12) (*)

10.40 Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997. (12) (*)

10.42    Wit Capital Corporation Engagement Letter, dated July 8, 1999. (19)

21.1     List of the Registrant's Subsidiaries. (x)

23.1     Consent of KPMG LLP. (x)

23.2     Consent of Arthur Andersen  LLP. (x)

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

(17) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(18) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(19) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(20) Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(x)  Filed herewith.

(*)  Management contract or compensatory plan or arrangement.

                              Company Confidential

                        CONSOLIDATED FINANCIAL STATEMENTS

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


     The following consolidated financial statements of Elcom International, Inc. are included in response to Item 8:

                                                                           Page

Independent Auditors' Report                                        F-2
Report of Other Independent Public Accountants                      F-3
Consolidated Balance Sheets as of December 31, 1998 and 1999        F-4
Consolidated Statements of Operations and Other Comprehensive
     Income for the years ended December 31, 1997, 1998 and 1999    F-5
Consolidated Statements of Stockholders' Equity for the years
     ended December 31, 1997, 1998 and 1999                         F-6
Consolidated Statements of Cash Flows for the years ended
     December 31, 1997 1998 and 1999                                F-7
Notes to Consolidated Financial Statements                          F-8 to F-24

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Elcom International, Inc.

We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ KPMG LLP
KPMG LLP



Boston, Massachusetts
February 9, 2000

REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS


To Elcom International, Inc.:


We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.




/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Boston, Massachusetts
March 23, 1999

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             December 31,
                                  ASSETS                  1998           1999
CURRENT ASSETS:                                        ---------      ---------
  Cash and cash equivalents                             $14,315        $34,159
                                                       ---------      ---------
  Accounts receivable (Note 3):
     Trade                                              134,753        45,571
     Other                                               36,068         8,321
                                                       ---------      ---------
                                                        170,821        53,892
     Less-Allowance for doubtful accounts                 6,796         3,838
                                                       ---------      ---------
        Accounts receivable, net                        164,025        50,054
  Inventory (Note 3)                                     39,617         1,462
  Prepaids and other current assets                       2,458         1,221
                                                       ---------     ----------
         Total current assets                           220,415        86,896
                                                       ---------     ----------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software                         26,556        24,730
  Land, buildings and leasehold improvements              3,507         2,710
  Furniture, fixtures and equipment                       9,228         5,755
                                                       ---------     ----------
                                                         39,291        33,195
  Less -- Accumulated depreciation and amortization      25,034        22,230
                                                       ---------     ----------
                                                         14,257        10,965
                                                       ---------     ----------
GOODWILL AND OTHER ASSETS, NET OF
   ACCUMULATED AMORTIZATION (Note 1)                     27,179           178
                                                       ---------     ----------
                                                       $261,851      $ 98,039
                                                       =========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit (Note 3)                             $104,772      $ 29,870
  Accounts payable                                       49,341        12,440
  Accrued expenses and other current liabilities         20,747         8,230
  Current portion of capital lease obligations (Note 6)     991           311
  Current portion of long-term debt (Note 4)                 78           --
                                                       ---------     ---------
    Total current liabilities                           175,929        50,851
  OTHER DEFERRED LIABILITIES (Note 10)                      418           --
  CAPITAL LEASE OBLIGATIONS, NET OF
     CURRENT PORTION (Note 6)                               191           260
  LONG TERM DEBT, NET OF CURRENT PORTION (Note 4)           296           --
  COMMITMENTS AND CONTINGENCIES (Note 6)                     --           --
                                                       ---------     ---------
    Total liabilities                                   176,834        51,111
                                                       ---------     ---------

STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.01 par value; Authorized --
     10,000,000 shares -- Issued and outstanding - none      --           --
  Common stock, $.01 par value; Authorized --
     50,000,000 shares -- Issued --  27,547,061
     and 29,128,585 shares                                  275           291
  Additional paid-in capital                            101,271       106,111
  Accumulated earnings (deficit)                        (16,192)      (58,730)
   Treasury stock, at cost -- 236,338 and 257,739 shares (1,182)       (1,282)
  Accumulated other comprehensive income                    845           538
                                                      ---------     ---------
         Total stockholders' equity                      85,017        46,928
                                                      ---------     ----------
                                                      $ 261,851     $  98,039
                                                      =========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME
                      (in thousands, except per share data)

                                                                   For Years Ended December 31,
                                                                  1997         1998         1999
                                                               ----------   ----------   ----------
Net sales ..................................................   $ 760,136    $ 763,600    $ 485,828
Cost of sales ..............................................     669,742      686,658      442,427
                                                               ----------   ----------   ----------
Gross profit ...............................................      90,394       76,942       43,401
                                                               ----------   ----------   ----------
Operating Expenses:
  Selling, general and administrative ......................      70,200       80,285       63,426
  Research and development .................................       1,275        1,178        1,343
  Asset impairment, restructuring and other related
    charges(Note 7)                                                 --         12,892       19,272
                                                               ----------   ----------   ----------
Total operating expenses ...................................      71,475       94,355       84,041
                                                               ----------   ----------   ----------
Operating profit (loss) ....................................      18,919      (17,413)     (40,640)
Interest expense ...........................................      (5,203)      (8,355)      (3,174)
Interest income and other, net .............................       1,061          691          953
                                                               ----------   ----------   ----------
Income (loss) before income taxes ..........................      14,777      (25,077)     (42,861)
Income tax expense (benefit)(Note 9)........................       4,489          484         (323)
                                                               ----------   ----------   ----------
Net income (loss) ..........................................   $  10,288    $ (25,561)   $ (42,538)
Other comprehensive income/(loss), net of tax:
Foreign currency translation adjustments ...................        (653)         360         (307)
                                                               ----------   ----------   ----------
Other comprehensive income (loss)...........................   $   9,635    $ (25,201)   $ (42,231)
                                                               ==========   ==========   ==========




Basic net income (loss) per share ..........................   $    0.38    $   (0.94)   $   (1.53)
                                                               ==========   ==========   ==========

Basic weighted average shares outstanding ..................      26,937       27,322       27,846
                                                               ==========   ==========   ==========

Diluted net income (loss) per share ........................   $    0.35    $   (0.94)   $   (1.53)
                                                               ==========   ==========   ==========

Diluted weighted average shares outstanding.................      29,461       27,322       27,846
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


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (in thousands, except number of shares)

                                                 Common Stock                                           Accumulated
                                           ---------------------  Additional  Accumulated   Treasury      Other           Total
                                              Number    $.01 Par    Paid-in     Earnings      Stock,   Comprehensive   Stockholders'
                                            Of Shares     Value     Capital    (Deficit)     At cost      Income           Equity
                                           ---------------------  ----------  ------------  ---------- -------------    ------------
BALANCE, DECEMBER 31, 1996 ..............   26,663,512   $ 267     $ 98,483    $    (919)    $   (366)    $     1,138    $   98,603
  Exercise of common stock options,
    including related tax benefit of
    approximately $450                         505,447       5        1,954           --         (183)             --         1,776
  Purchase of procurement technology ....       49,280      --          289           --           --              --           289
  Net income ............................           --      --           --       10,288           --              --        10,288
  Cumulative translation adjustment .....           --      --           --           --           --            (653)         (653)
                                           ------------  ------   ----------  -----------   -----------  -------------  ------------
BALANCE, DECEMBER 31, 1997 ..............   27,218,239   $ 272     $100,726    $   9,369     $   (549)    $       485    $  110,303
  Exercise of common stock options ......      328,822       3          545           --           --              --           548
  Purchase of treasury stock ............           --      --           --           --         (633)             --          (633)
  Net loss ..............................           --      --           --      (25,561)          --              --       (25,561)
  Cumulative translation adjustment .....           --      --           --           --           --             360           360
                                           ------------  ------   ----------  -----------   -----------  -------------  ------------
BALANCE, DECEMBER 31, 1998 ..............   27,547,061   $ 275     $101,271    $ (16,192)    $ (1,182)    $       845    $   85,017
  Exercise of common stock options ......    1,581,524      16        4,840           --           --              --         4,856
  Purchase of treasury stock ............          --       --           --           --         (100)             --          (100)
  Net loss ..............................          --       --           --      (42,538)          --              --       (42,538)
  Cumulative translation adjustment .....          --       --           --           --           --            (307)         (307)
                                           ============  ======   ==========   ==========   ==========   =============  ============
BALANCE, DECEMBER 31, 1999 ..............   29,128,585   $ 291     $106,111     $(58,730)    $ (1,282)    $       538    $   46,928
                                           ============  ======   ==========   ==========   ==========   =============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       ELCOM INTERNATIONAL, INC.
                                           AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                                                   For the Years Ended December 31,
                                                                     1997        1998         1999
                                                                  ---------    ---------    ---------
  Net income (loss) ..........................................    $ 10,288     $(25,561)    $(42,538)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities --
      Depreciation and amortization ..........................       8,795        9,691       16,313
      Restructuring, impairment and other related charges ....        --         10,652       19,272
      Provision for doubtful accounts ........................       3,058        4,975        4,626
    Changes in current assets and liabilities, net
      of purchase acquisitions --
         Accounts receivable .................................     (30,168)      12,266      106,099
         Inventory ...........................................     (26,088)      20,939       37,418
         Prepaids and other current assets ...................      (1,995)         799        1,313
         Accounts payable ....................................       5,088        5,860      (35,241)
         Accrued expenses and other current liabilities ......     (15,356)       1,013      (12,164)
     Increase (decrease) in other deferred liabilities .......       2,183       (1,795)        (418)
                                                                  ---------    ---------    ---------
           Net cash provided by (used in) operating activities     (44,195)      38,839       94,680
                                                                  ---------    ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ...............      (7,723)      (7,284)      (5,288)
  (Increase) decrease in other assets and deferred costs .....        (321)         527          194
  Purchase of Prophet Group, net of cash acquired ............        (625)          --           --
  Purchase of Data Supplies, net of cash acquired ............      (2,660)          --           --
                                                                  ---------    ---------    ---------
        Net cash used in investing activities ................     (11,329)      (6,757)      (5,094)
                                                                  ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under lines of credit ............      64,570      (50,041)     (73,523)
  Repayment of capital lease obligations and long-term debt ..        (731)        (965)        (971)
  Exercise of common stock options including
    related tax benefit ......................................       1,776          548        4,856
  Purchase of treasury stock .................................          --         (633)        (100)
                                                                  ---------    ---------    ---------
        Net cash provided by (used in) financing activities ..      65,615      (51,091)     (69,738)
                                                                  ---------    ---------    ---------
FOREIGN EXCHANGE EFFECT ON CASH ..............................        (185)         159           (4)
                                                                  ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ................................................       9,906      (18,850)      19,844
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ........................................      23,259       33,165       14,315
                                                                  =========    =========    =========
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................    $ 33,165     $ 14,315     $ 34,159
                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid ..............................................    $  5,141     $  8,232     $  3,420
                                                                  =========    =========    =========
  Income taxes paid ..........................................    $  1,620     $    636     $    258
                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations ......................    $  1,488     $    510     $    480
                                                                  =========    =========    =========
  Purchase of procurement technology .........................    $    289     $     --     $     --
                                                                  =========    =========    =========
 Acquisitions of businesses (Note 2):
     Fair value of assets acquired ...........................    $  6,332     $     --     $     --
     Less cash paid ..........................................       1,600           --           --
                                                                  ---------    ---------    ---------
        Liabilities assumed ..................................    $  4,732     $     --     $     --
                                                                  =========    =========    =========
Disposition of Assets:
     Cash proceeds from sale of assets in U.K ................    $     --     $     --     $ 18,805
     U.K. net book value of assets sold ......................          --           --      (18,805)
                                                                  ---------    ---------    ---------
                                                                  $     --     $     --     $     --
                                                                  =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              Company Confidential



                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Elcom International, Inc. (the "Company") develops and licenses automated procurement software applications which enable the conduct of interactive electronic commerce and, through its business products remarketing subsidiary, uses a version of the procurement software technology (primarily the Personal Electronic Catalog and Ordering System, hereinafter referred to as "PECOS"), as well as certain Web-based technologies to support the sale and marketing of business and PC products, the source of substantially all of the Company's net sales since inception. elcom.com, the Company's eBusiness subsidiary, develops and licenses automated procurement systems and operates a B2B Internet storefront.

(a) Basis  of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounting and reporting policies of the Company conform with generally accepted accounting principles. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior years have been restated to conform to the current presentation.

(b) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.

(c) Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 1998 and 1999 consists of deposits with banks and financial institutions which are unrestricted as to withdrawal or use and which have original maturities of three months or less. Interest earned on all cash equivalents is included in interest income and other, net in the Consolidated Statements of Operations and Other Comprehensive Income.

(d)   Accounts Receivable

         Other accounts receivable consists primarily of receivables from vendors and manufacturers relative to returned goods and manufacturers' rebates.

(e) Inventory

         Inventory consists of purchased personal computer products, peripherals and accessories available for resale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company constantly minimizes its inventory and periodically reviews its inventory for potential excess, slow-moving, nonsaleable or obsolete inventory.

(f) Prepaids and Other Current Assets

         Consistent with the provisions of the American Institute of Certified Public Accountants' Statement of Position ("SOP") No. 93-7, Reporting on Advertising Costs, the costs of maintaining, reproducing and mailing the Company's PECOS front-end software, which constitute direct-response advertising costs, are deferred and charged to operations over the estimated periods during which related sales are expected to be realized, which is estimated to be five months. Such net capitalized costs totaled $55,000 and $0 at December 31, 1998 and 1999, respectively.

The Company charged approximately $590,000, $227,000 and $55,000 in 1997, 1998 and 1999 respectively, of these costs to operations, none of which represented write-downs to net realizable value of the capitalized costs.

     For all other advertising expenditures, the Company expenses the production costs of advertising the first time the advertising takes place. In 1999, a branding campaign was launched on behalf of the Company's PECOS.ipm product. $2.6 million of costs were expensed, of which $1.2 million remained accrued on the balance sheet at December 31, 1999.

(g) Depreciation and Amortization

         Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets which are three to five years. Buildings are depreciated over a useful life of 50 years. The capitalized cost of leased equipment and leasehold improvements are amortized over the shorter of the estimated useful life of the related assets, or related lease instrument.


(h) Software, Goodwill and other Assets

         In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Company's treatment of such costs has historically been consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software, ranging from eighteen months to four years.

         Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred since the time period between technological feasibility, general release of a product and development of a new version is not significant and related costs incurred during each time period are not material.

         The excess of the purchase price over the fair value of net assets acquired in each acquisition accounted for as a purchase is classified as goodwill and included in the accompanying Consolidated Balance Sheets. Goodwill was amortized on a straight-line basis over an estimated useful life of 15 years. Goodwill (net of accumulated amortization of $6,405,000 and $0) was $26,529,000 and $0 at December 31, 1998 and 1999, respectively. Other intangible assets (net of accumulated amortization of $354,000 and $0 ) associated with acquisitions amounted to $270,000 and $0 at December 31, 1998 and 1999, respectively, and was assigned a five-year life. Amortization of goodwill and such other intangibles amounted to $3,252,000, $3,178,000 and $701,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

         The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. See Note (7) to the financial statements. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(i) Revenue Recognition

         The Company derives substantially all of its revenue from sales of personal computer products, peripherals and accessories. The Company provides for estimated returns at the time of sale. Revenue from product sales is recognized upon shipment.

         Revenue is recognized on fixed price implementation contracts while the contract is in progress using the percentage of completion method, by reference to the proportion of the total contract which has been completed at the financial statement date. Revenue on contracts for the supply of professional services at pre-determined rates is recognized when the services are rendered and billed, irrespective of the duration of the contract.

     The Company derives license fees, user fees and maintenance fees from its PECOS.ipm licensees. License fees are recognized upon the signing of an applicable license agreement unless there are performance conditions required, in which case the revenue is recognized upon completion of those performance conditions. User fees and maintenance fees are recognized ratably over the terms of the related licenses.

         The Company recognizes software license revenue in accordance with SOP No. 97-2, Software Revenue Recognition as amended by SOP No. 98-4. The Company believes its current revenue recognition policies and practices are consistent with SOP 97-2 and SOP 98-4. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions, which amends SOP 97-2, Software Revenue Recognition, and supersedes SOP 98-4. The Company does not expect SOP 98-9 to have a material effect on its financial position, results of operations, or cash flows. The Company will adopt SOP 98-9 in fiscal 2000.


(j)   Accrued Expenses

     At December 31, 1999 accrued expenses consisted of $2.9 million related to salaries, wages and employee benefits and $5.3 million related to other expenses. At December 31, 1998 accrued expenses consisted of $5.0 million related to salaries, wages and employee benefits and $15.7 million related to other expenses.

(k) Post Retirement Benefits

         The Company has no material obligations for post retirement benefits. The Company and an indirect U.K. subsidiary each maintain separate defined contribution benefit plans covering all eligible employees, as defined. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan for the years ended December 31, 1997, 1998 and 1999 were $263,000, $300,000, and
$205,000, respectively.

(l) Foreign Currency Translation

         The accounts of the Company's indirect U.K. subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's indirect foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity and reported as part of other comprehensive income in the statement of operations and other comprehensive income.

(m) Income Taxes

         The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates in effect when these differences are expected to reverse. (See Note 9.)

(n)  Stock-Based Compensation

         The Company accounts for employee stock option in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant.

     In 1996, SFAS No. 123, Accounting for Stock-Based Compensation, became effective for the Company. SFAS 123, which prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB 25 if certain pro forma disclosures are made assuming hypothetical fair value method application. See Note (5) for pro forma disclosures required by SFAS 123 plus additional information on the Company's stock options.

(o) Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. In 1998 and 1999, diluted EPS is the same as basic EPS because the Company has reported a net loss, in which case dilutive securities are not included in the determination of per share calculations (see Note 11).

(p)   Fair Value of Financial Instruments

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

(q)  Comprehensive Income

         SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income (loss) and foreign currency translation adjustments.

(r)  Current Pronouncements

         The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) in 1998. This statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and requires restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information, as presented in Note 8.

     In June 1998 the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

(2) ACQUISITIONS

         The Company has consummated the following acquisitions:

                                                                                            Method of
Entity                          Date                Consideration                           Accounting
Computer Specialties, Inc.      October 1994        510,345 shares of common stock          Pooling of
                                                                                            Interests

Computerware, Inc.              February 1995       1,326,417 shares of common stock         Purchase


Lantec                          June 1995           2,899,820 shares of common stock,        Purchase
                                                    $6.4 million of cash and
                                                    750,000 warrants to purchase common
                                                    stock

AMA (UK) Limited                February 1996       3,247,371 shares of common stock         Pooling of
                                                                                             Interests

Prophet Group Limited           December 1996       $8.9 million of cash                     Purchase

Data Supplies Limited           February 1997       $1.6   million   of   cash   and  an     Purchase
                                                    interest bearing note of $752,000

         For the acquisitions accounted for as poolings of interests, previously issued financial information, including the financial position and results of the operations of the Company, have been retroactively restated for all prior periods presented to give effect to those acquisitions. For acquisitions accounted for as purchases, the purchase prices were allocated based on the fair value of the tangible and intangible assets acquired and liabilities assumed (See Note 1(h)). Results of operations of those companies are included from their respective dates of acquisition.


(3) LINES OF CREDIT

     At December 31, 1999, the Company's principal sources of liquidity included cash and cash equivalents of $34.2 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). During 1998, the United States DFSC facility provided for borrowings of up to $120 million, and interest was charged at a rate of prime minus 1%. The facility was amended in connection with its March 1999 renewal to include elcom.com and to provide for aggregate borrowings of up to $80 million, and as of April 1, 1999, the interest rate was increased to prime minus 0.5%. As of February 10, 2000, the facility was amended to provide for aggregate borrowings of up to $50 million and as of April 1, 2000, the interest rate was increased to prime plus 0.25%. Approximately one-half of the Company's United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed.

         In addition, the Company has agreed that its interest rate will increase .25% for each quarter that it reports a loss, as defined in the DFSC agreements. The interest rate at December 31, 1999 was prime (8.5%) minus 0.25%. The Company's reported loss in the fourth quarter of 1999 resulted in an interest rate increase of 0.25% commencing January 1, 2000. Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of December 31, 1999, the Company's borrowings from DFSC on its United States floor plan line of credit were $23.9 million. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility.

         In December 1997, the Company established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $48.5 million, as of December 31, 1999. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (6.75% at December 31, 1999) plus 1.25%. As of December 31, 1999, the Company's borrowings under its United Kingdom DFSC facility were (pound)3.7 million, or $6.0 million, which approximated the Company's availability thereunder.

     The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of computer products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning the net income covenant for 1999, the Company is in compliance with all other covenants of the facility as of December 31, 1999. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or that they can be increased if necessary to support the Company's requirements.

     As  of  December  31,  1999,   the  Company  had   borrowings   aggregating
approximately $29.9 million outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder.

         The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At December 31, 1999, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

(4) LONG-TERM DEBT

Long-term debt consists of the following (in thousands):
                                                              December 31,
                                                            1998         1999
                                                          --------     --------
Mortgage  payable to a bank,  interest  at the  greater
of the bank's  base rate (7.50% at December 31, 1998)
plus 3% or 10.25%,  due in monthly  installments of
principal plus interest through  June  2005,
secured by  certain  land and  buildings.                  $  374       $    -
This mortgage was paid in full in August, 1999.
Less current portion:                                          78            -
                                                          ========     ========
                                                           $  296       $    -
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

(c) Stock Options

         The Company's Board of Directors has adopted five stock option plans and stockholders have approved the adoption of all five such stock option plans (the "Option Plans"). As of December 31, 1999, the Option Plans provided that up to an aggregate of 11,650,000 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company's common stock on the date of grant. The Option Plans also provide that the options are exercisable on varying dates, as determined by the Compensation Committee for each plan, and have terms not to exceed 10 years.

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

         On April 29, 1997, the Board of Directors adopted and on February 17, 1998 and March 11, 1999 it amended, The 1997 Stock Option Plan of Elcom
International, Inc. (the "1997 Plan"). As of December 31, 1998, the 1997 Plan provided that an aggregate of up to 2,000,000, and as amended on March 11, 1999, up to 3,000,000 ISOs and nonqualified options to acquire the Company's common stock may be granted to key personnel, directors and consultants of the Company as determined by the Compensation Committee. Under the terms of the 1997 Plan, ISOs are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1997 Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed ten years.

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

     Information relating to the Company Option Plans during each of the years in the three year period ended December 31, 1999 is as follows:

--------------------------------------------------------------------------------
                                                                 Weighted
                                                                  Average
                                      Number      Option Price     Price
                                    of Shares       Per Share    Exercise
                                   ------------  --------------  ---------
Outstanding, December 31, 1996      6,429,114    $0.11 - 14.25   $  4.64
  Granted .....................     2,073,275     5.03 -  8.80      5.84
  Terminated ..................      (266,517)    4.00 - 14.25      7.19
  Exercised ...................      (505,447)     .11 -  6.57      2.98
                                   ------------  --------------  ---------
Outstanding, December 31, 1997      7,730,425    $0.11 -  8.80   $  4.73
  Granted .....................     1,691,000     1.28 -  6.22      3.14
  Terminated ..................    (1,793,489)    1.44 -  7.69      5.30
  Exercised ...................      (328,822)    0.11 -  5.99      1.67
                                   ------------  --------------  ---------
Outstanding, December 31, 1998      7,299,114    $0.11 -  8.80   $  4.40
  Granted .....................     4,786,985     1.64 - 31.13      3.42
  Terminated ..................    (2,122,259)    1.28 -  7.69      4.30
  Exercised ...................    (1,581,524)    0.11 -  6.75      3.10
                                   ------------  --------------  ---------
Outstanding, December 31, 1999      8,382,316    $0.11 - 31.13   $  4.08
                                   ============  ==============  =========

Exercisable, December  31, 1997     3,665,547    $0.11 -  8.80   $  3.86
                                   ============  ==============  =========
Exercisable, December 31, 1998      4,538,781    $0.11 -  8.80   $  4.43
                                   ============  ==============  =========
Exercisable, December 31, 1999      3,640,392    $0.11 - 8.80    $  4.60
                                   ============  ==============  =========

The following table summarizes information about stock options outstanding as of December 31, 1999:

                                      Options Outstanding                            Options Exercisable
                     -------------------------------------------------------    -------------------------------
                                                                 Weighted                            Weighted
                                          Weighted Average        Average                             Average
     Range of             Number              Remaining           Exercise          Number           Exercise
  Exercise Prices      Outstanding        Contractual Life         Price          Exercisable          Price
-----------------    ---------------    --------------------    ------------    ---------------    ------------
    $.011 - 1.64          1,650,484         8.04 years             $1.41              309,888         $0.44
     1.69 - 1.84            525,699         8.96 years              1.82              212,150          1.84
     2.55 - 3.16            202,800         7.05 years              3.04               93,975          3.00
     3.56 - 3.81          1,407,615         9.54 years              3.81               32,000          3.63
     3.86 - 4.09          1,267,875         6.34 years              4.03            1,190,725          4.03
     4.16 - 4.63            992,400         9.65 years              4.18               29,398          4.46
     4.81 - 5.03            609,575         7.53 years              5.02              508,425          5.03
    5.06 - 12.63          1,724,868         6.95 years              7.27            1,263,831          6.59
           31.13              1,000         10.00 years            31.13             -                    -
                     ===============                                           ===============     =========
                          8,382,316                                                 3,640,392         $4.60
                     ===============                                           ===============     =========

         As of December 31, 1999, 8,700,518 shares of common stock have been reserved for issuance under the Company's stock option plans.

     Had compensation costs for awards in 1997, 1998 and 1999 under the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth in SFAS No. 123, the effect on the Company's net income (loss) and per share amounts would have been as follows:

                                             1997         1998          1999
                                           --------     --------      --------
                                           (in thousands, except per share data)
           Net income (loss):
                As reported...............  $10,288     $(25,561)     $(42,538)
                Pro forma.................  $ 5,981     $(29,762)     $(45,530)
           Net income (loss) per share:
                As reported - basic.......  $  0.38     $  (0.94)     $  (1.53)
                Pro forma - basic.........  $  0.22     $  (1.09)     $  (1.64)
                As reported - diluted.....  $  0.35     $  (0.94)     $  (1.53)
                Pro forma - diluted.......  $  0.20     $  (1.09)     $  (1.64)

     Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may be greater as additional options are granted.

         The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    1997          1998            1999
                                 ----------    ----------     -----------
Volatility......................   60.25%        60.25%         113.71%
Risk-free interest rate.........    5.94%         5.41%           6.77%
Expected life of options .......   5 years       5 years         6 years
Expected dividend yield ........     0%            0%              0%

     The weighted average fair value per share of options granted during 1997, 1998 and 1999 were $3.28, $1.76, and $2.92 respectively.

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

     The Company's wholly owned technology subsidiary, elcom.com, also maintains a stock option plan pursuant to which two million shares of its common stock are reserved for issuance. The plan has provisions similar to the Company's Option Plans, and none of the options issued thereunder were exercisable as of December 31, 1999. elcom.com, inc. has 18.25 million shares outstanding, all of which are owned by the Company.

(d) Warrants

         In June 1995, the Company issued warrants to purchase 750,000 shares of the Company's common stock at $4.75 per share in connection with the purchase of Lantec (see Note 2). As of December 31, 1999, all of these warrants are outstanding and exercisable. The warrants expire in June 2005.

     On July 19, 1999, the Company announced the engagement of Wit Capital Corporation ("Wit Capital") as its investment banker and strategic advisor for the purpose of assisting the Company in evaluating strategic options. In the event the Company completes an equity placement with an investor introduced by Wit Capital, the terms of the engagement call for Wit Capital to receive Elcom International, Inc. warrants equal to 1% of the Company's fully-diluted (as calculated by the Treasury Method) common stock and a placement fee of $700,000. In accordance with the Wit Agreement, the Company issued warrants to Wit Capital to purchase 353,418 shares of the Company's common stock at $28.71 for each common share. The warrants expire on December 30, 2002.

     On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement with Cripple Creek Securities, an investor introduced to the Company by Wit Capital. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. (See Note 5(f)).

 (e) Open Market Stock Purchase Plan

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

(f ) Structured Equity Line Flexible Financing Agreement

     On December 30, 1999, the Company entered into a Structured Equity Line Flexible Financing Agreement ("Equity Line") with Cripple Creek Securities LLC ("Cripple Creek"). Under the terms of the agreement, the Company may sell up to $50 million of its common stock to Cripple Creek over an 18 month period.

     The agreement provides that the Company, at its option, may sell up to $10 million of common stock during each monthly investment period. Cripple Creek may require the Company to sell additional shares of common stock to it, up to an amount equal to the amount the Company decided to sell during such investment period at a price equal to 100% of the lowest volume-weighted average sale price during, but no less than $1 million the five days immediately preceding the notice of purchase delivered to the Company by Cripple Creek. The agreement allows the Company to set a minimum price that the common stock sold under the Equity Line must be purchased at, during any particular investment period. The Company also will issue to Cripple Creek, warrants to purchase 15,000 shares of common stock for each $1 million of common stock sold by the Company, provided that warrants to acquire at least a minimum total of 150,000 (100,000 under certain circumstances) will be issuable upon termination of the Equity Line. The exercise price of the warrants will equal 120% of the average price paid by

Cripple Creek for the common stock purchased under the Equity Line. The Company is not obligated to sell any minimum amount of common stock under the Equity Line.

     On January 14, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of warrants held by Wit Capital, the Company's financial advisor.

     The Equity Line will be in effect for a period of 18 months, beginning on a date shortly after the Registration Statement is declared effective. The Company may, at its option, terminate this agreement at any time.

(6) LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

(a)  Leases

         The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from three to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets under capital leases of $2,710,000 and $2,342,000 and related accumulated amortization of $1,262,000 and $1,657,000 as of December 31, 1998 and 1999, respectively.
Amortization of leased assets is included in depreciation expense.

         The Company has entered into operating leases for office and warehouse space, software, computers, autos and other equipment. The period covered by the leases ranges from one to 25 years. Certain leases for office and warehouse space require payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

         Future minimum rental payments as of December 31, 1999, are as follows:

                                                  Capital      Operating
 Year Ending December 31, (in thousands)          Leases         Leases
 ---------------------------------------          -------      ---------
 2000...............................              $ 347         $ 2,916
 2001...............................                160           1,784
 2002...............................                120             996
 2003...............................                 --             930
 2004...............................                 --             917
 Thereafter.........................                 --           6,042
                                                  -------      ---------
 Total minimum lease payments.......              $ 627         $13,585
                                                  =======      =========
   Less - Amounts representing interest              56
                                                  -------
   Present value of net minimum lease payments    $ 571
   Current portion..................                311
                                                  -------
 Long term portion..................              $ 260
                                                  =======

     Rent expense for operating leases for each of the three years ended December 31, 1997, 1998 and 1999 amounted to approximately $4.0 million, $4.3 million and $3.6 million, respectively.

(b) Employment Contracts

         The Company has employment contracts with certain key executives which provide for annual salary, incentive payments, and severance arrangements.

(c) Contingencies

     The Company is party to various litigation as both plaintiff and defendant in cases related to contractual issues, employment matters and issues arising out of the conduct of its business. The Company believes that, based on discussions with its counsel, the estimable range of loss, if any, is not material in relation to the financial statements.

(7) ASSET IMPAIRMENT, RESTRUCTURING AND OTHER RELATED CHARGES

     On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations which included its United Kingdom field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in 1998 and the seven month period ended July 31, 1999 (excluding the asset impairment charge described below). The Company recorded total revenues related to its United Kingdom operations of $193 million in 1999, and $314 million in 1998. The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards a B2B Internet-based storefront business, similar to elcom.com, Starbuyer.com, the Company's wholly-owned eBusiness subsidiary in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Internet Procurement Manager, elcom.com's Internet-based and remotely-hosted automated procurement system. The acquirer has assumed the lease of the Company's Langley facility and the lease of the Company's Glasgow facility; however, the Company retained substantially all other balance sheet assets and liabilities of the disposed businesses. Accordingly, the Company is responsible for the current costs of severance liabilities, and subleasing excess facilities, as well as realizing inventory and excess fixed assets no longer required to operate the retained portion of the business.

     Based on the sale price of approximately $12 million (excluding inventory sold of approximately $6.8 million) and the Company's estimates of incremental liabilities associated with the sale transaction, the Company has recorded an asset impairment charge of $19.5 million in the second quarter of 1999 which includes a reduction of the carrying value of its United Kingdom assets to estimated net realizable value and the accrual of approximately $3.3 million primarily related to lease termination costs, severance and accounts receivable. Additionally, expenses of $3.1 million were recorded against gross profit to reflect inventory valuation and returns estimates. The Company had $25.7 million of goodwill reflected on its balance sheet associated with the acquisitions of these United Kingdom which was impaired and incorporated in the $19.5 million charge. In the third and fourth quarters of 1999, $2.2 million of costs primarily related to lease termination, severance and accounts receivable were incurred and charged against the $3.3 million accrual. At December 31, 1999 approximately $1.1 million of this accrual remained on the balance sheet to be utilized in 2000.

         In the 1998 period, the Company recorded a charge of $12.9 million related to a restructuring of certain of its U.S. operations. In August 1998, the Company restructured Elcom Services Group's education sales operations and in September, consolidated certain of its customer support personnel in the United States. The total charge related to the Elcom Services Group restructuring is approximately $8.1 million, consisting of approximately $.1 million of severance costs, a write-down of $7.0 million to estimated net realizable value relating to the impairment of certain intangible assets and approximately $1.0 million in other related expenses and asset write-downs. The impaired intangible assets generally consist of the unamortized goodwill associated with the February 1995 acquisition of Computerware, because the Company has determined that there are no longer any identifiable or significant cash flows specifically associated with this acquisition, including the non-renewal of the Apple Educational Sales Agent contract.

     In September 1998, the Company restructured Elcom Systems, its electronic commerce technology subsidiary, to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group. In connection with the Elcom Systems restructuring, the Company recorded a total charge of approximately $3.7 million, consisting of $0.9 million of severance costs, a write-down of $2.1 million to estimated net realizable value relating to the impairment of certain intangible assets, and approximately $0.7 million in other estimated expenses and asset write-downs. The impaired intangible assets generally consist of the value assigned to the original client server coding and architecture of various PECOS technologies, including Commerce Manager, which is no longer competitive with alternatives now available. The Company has developed, and continues to develop, PECOS.pm in current, state-of-the-art code, especially for use on the Internet.

         In December 1998, the Company streamlined its business model, focusing primarily on reengineering its sales force and operating infrastructure in a manner intended to better align the Company's costs with revenues and margin expected to be generated by the Company. This rightsizing affected 133 positions worldwide, and the Company recorded a total charge of $1.1 million, primarily associated with personnel severance and estimated costs related to closing six United States field support and sales offices.

         Components of the restructuring charges recorded in 1998, amounts incurred through December 31, 1999, and adjustments to the charge are as follows (in thousands):

Elcom Services Group
                       Amount               Amount
              1998    Incurred   Balance   Incurred  Adjustments   Balance
             Charge     1998     12/31/98    1999     to Charge   12/31/99
            --------  --------   -------   -------    --------    --------
Severance    $   813   $    93   $   720   $   557    $   163     $   --
Goodwill .     6,970     6,970      --         --         --          --
Other ....     1,302       825       477       456         21         --
             -------   -------   -------   -------    -------     -------
    Total    $ 9,085   $ 7,888   $ 1,197   $ 1,013    $   184     $   --

elcom.com

Severance    $   976   $   212   $   764   $   764   $    --     $   --
Intangible
  Assets .     2,139     2,139        --        --        --         --
Other ....       692       126       566       518        48
             -------   -------   -------   -------   -------     -------
  Total ..   $ 3,807   $ 2,477   $ 1,330   $ 1,282   $    48     $   --

  Total ..   $12,892   $10,365   $ 2,527   $ 2,295   $   232     $   --
             =======   =======   =======   =======   =======     =======

         The excess accrual was reversed to the restructuring and other related charges line on the statement of operations in 1999.


(8) BUSINESS SEGMENT INFORMATION

     The Company's operations are classified into two reportable business segments: elcom.com, the Company's eBusiness technology subsidiary, and Elcom Services Group, which markets and sells business-related products to commercial customers. The accounting policies for the segments are consistent with those described in the summary of significant accounting policies. The Company's management evaluates segment performance based on net sales and gross profit. All intercompany transactions between segments have been eliminated except for transactions relating to the intercompany services agreements (see Note 10).

         On October 1, 1999, the ownership of the UK operations were transferred from Elcom Services Group to elcom.com. In accordance with SFAS No. 131, the Company has restated the segment information for earlier periods. Segment results for 1997, 1998 and 1999 are as follows (in thousands):

                                        1997            1998            1999
                                      ----------      ----------      ----------
Net Sales
     Elcom Services Group              $755,914        $761,305        $412,262
     elcom.com                            4,222           2,295          73,566
     elcom.com intercompany sales           619             314              14
     Elimination                           (619)           (314)            (14)
                                      ----------      ----------      ----------
                         Total         $760,136        $763,600        $485,828
                                      ==========      ==========      ==========
Gross Profit
     Elcom Services Group              $ 86,876        $ 75,135        $36,488
     elcom.com                            3,518           1,807          6,913
     elcom.com intercompany sales           267             146             10
     Elimination                           (267)           (146)           (10)
                                      ----------      ----------      ----------
                         Total         $ 90,394        $ 76,942        $43,401
Identifiable Assets
     Elcom Services Group              $297,000        $245,133        $ 21,858
     Corporate                           30,815          14,872          31,027
                                      ----------      ----------      ----------
                         Total         $332,068        $261,851        $ 98,039
                                      ==========      ==========      ==========

         Substantially all revenues, net income and identifiable assets related to the remarketing of personal computer products and related services.

         The Company operates both in the US and UK and geographic information is as follows (in thousands):

                                       1997            1998            1999
                                     ----------      ----------      ----------
       Net Sales
                U.S.                 $ 473,806       $ 449,844       $ 292,507
                U.K.                   286,330         313,756         193,321
                                     ----------      ----------      ----------
                         Total       $ 760,136       $ 763,600       $ 485,828
                                     ==========      ==========      ==========
       Gross Profit (loss)
                U.S.                 $  52,529       $ 40,537        $  25,496
                U.K.                    37,865         36,405           17,905
                                     ----------      ----------      ----------
                         Total       $  90,394       $ 76,942        $  43,401
                                     ==========      ==========      ==========
       Identifiable Assets
                U.S.                 $ 224,718       $ 151,648       $  89,767
                U.K.                   107,350         110,203           8,272
                                     ----------      ----------      ----------
                         Total       $ 332,068       $ 261,851       $  98,039
                                     ==========      ==========      ==========

(9)  INCOME TAXES

         Income (loss) before provision for income taxes consisted of:

                                       1997             1998            1999
                                     ----------      -----------      ----------

                  U.S.                $  6,977        $(25,780)      $(18,760)
                  Foreign                7,800             703        (24,101)
                                     ----------      -----------     ----------
                                      $ 14,777        $(25,077)      $(42,861)
                                     ==========      ===========     ==========

         The provision (benefit) for income taxes consisted of (in thousands):

                                                  1997      1998       1999
                                                --------  --------   --------
Current tax provision
   U.S. federal.............................    $   250   $   190    $    25
   State....................................        375       701        742
   Foreign..................................      2,400       276     (1,090)
                                                --------  --------   --------
    Total current tax provision(benefit)....    $ 3,025   $ 1,167    $  (323)
                                                --------  --------   ---------

Deferred tax provision(benefit)
   U.S. federal.............................        468      (743)         0
   State....................................        257      (400)         0
   Foreign..................................        739       460          0
                                                --------  --------   --------
     Total deferred  tax provision(benefit).    $ 1,464   $  (683)   $     0
                                                --------  --------   --------
Provision(benefit) for income taxes.........    $ 4,489   $   484    $  (323)
                                                ========  ========   ========

         The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes:

                                                        1997     1998     1999
                                                       -------  -------  -------
Statutory tax rate...................................   34.0%   (34.0%)  (34.0%)
State taxes, net of U.S. federal tax benefit.........    2.8     (0.8)     1.7
Foreign taxes........................................   (1.6)     0.1     (1.9)
Valuation reserve provided against utilization of
  net operating loss carryforwards...................  (21.0)    24.3     20.7
Non deductible goodwill and other....................   16.2      8.5     12.7
                                                       =======  =======  =======
                                                        30.4%    (1.9%)  (0.8%)
                                                       =======  =======  =======


Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):
                                                          1998         1999
                                                        --------    ---------
Deferred tax assets:
   Nondeductible reserves.............................  $ 1,776      $     -
   Capitalized inventory costs........................      178           24
   State income taxes.................................      578          352
   Accrued expenses...................................      801          297
   Other temporary differences........................      667           45
   Depreciation.......................................        -        2,362
   Foreign net operating loss carryforwards...........        -        1,871
   Net federal and state operating loss carryforwards.    6,095       20,399
                                                        ========    =========
                                                         10,095       25,350
                                                        ========    =========
Deferred tax liabilities:
   Depreciation.....................................       (372)           -
   Other intangible assets..........................         -          (791)
   Catalog costs....................................     (1,065)        (184)
   Other temporary differences......................       (556)        (337)
                                                        --------    ---------
                                                         (1,993)      (1,312)
                                                        --------    ---------
Valuation allowance.................................     (8,102)     (24,038)
                                                        --------    ---------
Net deferred tax liabilities........................     $    -     $      -
                                                        ========    =========

     At December 31, 1999, the Company has U.S. net operating loss carryforwards of approximately $49.3 million, which are available to offset future Federal taxable income. These losses expire during the years 2010 through 2019.

         Section 382 of the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of net operating losses and certain other tax attributes, such as tax credits, to an annual limitation in the event of an ownership change. An ownership change under
Section 382 generally occurs when the ownership percentages of 5-percent shareholders, in aggregate, change by more than 50 percentage points over a three-year period. Some of the Company's net operating losses and tax credits are subject to limitation under Section 382 as a result of ownership changes in earlier years. However, the size of the Section 382 limitations relative to the losses subject to these limitation support current availability under
Section 382 of all of the Company's net operating loss and tax credits.

         The Company's ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

     At  December  31,  1999,   the  Company  has  state  net   operating   loss
carryforwards of approximately $60.4 million, which are available to offset future state taxable income. These losses expire during the years 2000 through 2005.

     At December 31, 1999, the Company has foreign net operating loss carryforwards of approximately $6.0 million, which are available to offset future foreign taxable income. These losses may generally be carried forward indefinitely.

     The valuation allowance increased by $8.1 million and $15.9 million during the years ended December 31, 1998 and 1999, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 1999 will not be realized in the future. The valuation allowance as of December 31, 1999, includes a tax effect of approximately $4.8 million attributable to deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid-in-capital when realized or recognized.

(10)    RELATED PARTY TRANSACTIONS

(a)    Transactions with Affiliated Company

     On September 30, 1997, the Company sold options to acquire an equity ownership interest in ShopLink.com, inc. The Company received $418,000 in payment for the options, which could have been exercised through March 31, 1999. The Company has included the $418,000 received in payment for the options in other deferred liabilities, in the accompanying consolidated balance sheet at December 31, 1998. The option lapsed without being exercised on March 31, 1999. The Company included the $ 418,000 in interest income and other on the 1999 Consolidated Statement of Operations and Other Comprehensive Income.

     Commencing January 1, 1999, Elcom International, Inc., Elcom Services Group, and elcom.com, inc. entered into certain agreements governing the provision of intercompany services. Elcom International Inc. provides various administrative services including accounting, credit and collection, human resources, telecom, office leasing, and executive management to both Elcom Services Group and elcom.com, inc. Elcom Services Group provides distribution and product configuration services, customer service and support services and purchasing and product management services to elcom.com. elcom.com provides various information technology hardware and software services to Elcom International Inc. and Elcom Services Group.

(b)  Employee Loans

         In certain instances, the Company periodically makes loans to certain of its officers and employees. These loans are included in accounts receivable in the accompanying consolidated balance sheets and amounted to $699,000 and $0 at December 31, 1998 and 1999, respectively.

(11) EARNINGS(LOSS) PER SHARE (in thousands, except per share data)

         Basic and diluted earnings(loss) per share were calculated as follows:

Basic                                         1997         1998        1999
-----------------------------------------   --------    ---------    ---------

Net income (loss)........................   $ 10,288    $(25,561)    $(42,538)
                                            =========   =========    =========
Weighted average shares outstanding......     26,937      27,322       27,846
                                            =========   =========    =========
Basic net income (loss) per share........   $   0.38    $  (0.94)    $  (1.53)
                                            =========   =========    =========

Diluted
-----------------------------------------

Net income (loss)........................   $ 10,288    $(25,561)    $(42,538)
                                            =========   =========    =========
Weighted average shares outstanding......     26,937      27,322       27,846

Dilutive effect of stock options.........      2,524          -            -
                                            ---------   ---------    ---------
Weighted average shares as adjusted......     29,461      27,322       27,846
                                            =========   =========    =========
Diluted net income (loss) per share......   $   0.35    $  (0.94)    $  (1.53)
                                            =========   =========    =========

         Options to purchase 536,000 shares of common stock at prices ranging from $6.75 to $8.80 were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares in 1997.

         Diluted net loss per share in 1998 does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in 1998, a net total of 917,000 shares covered by options would have been dilutive, and 6,963,000 shares covered by options and warrants with per share exercise prices ranging from $3.72 to $8.80, would not have been dilutive.

         Diluted net loss per share in 1999 does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in 1999, a net total of 2,788,000 shares covered by options and warrants would have been dilutive, and 1,780,000 shares covered by options and warrants with per share exercise prices ranging from $5.56 to $31.13, would not have been dilutive.

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

Certain amounts from prior quarters have been reclassed (in thousands, except per share data):


                                                First       Second       Third       Fourth
Year Ended December 31, 1998                   Quarter     Quarter      Quarter     Quarter       Year
                                              ---------   ---------    ---------   ---------    ----------
Net sales .................................   $ 190,048   $ 191,778    $194,993    $ 186,781    $ 763,600
Gross profit ..............................      22,154      22,586      19,463       12,739       76,942
Operating profit (loss) ...................       4,021       3,234     (15,186)      (9,482)     (17,413)
Net income (loss) .........................       1,372         515     (15,036)     (12,412)     (25,561)
Basic net income (loss) per share .........   $     .05   $     .02    $   (.55)   $    (.46)   $    (.94)
Basic weighted average shares outstanding .      27,230      27,379      27,356       27,321       27,322
Diluted net income (loss) per share .......   $     .05   $     .02    $   (.55)   $    (.46)   $    (.94)
Diluted weighted average shares outstanding      28,802      28,254      27,356       27,321       27,322


                                                First       Second       Third      Fourth
Year Ended December 31, 1999                   Quarter     Quarter      Quarter     Quarter       Year
                                              ---------   ---------    ---------   ---------    ----------
Net sales .................................   $ 174,353    $ 149,411   $ 91,326    $  70,738    $ 485,828
Gross profit ..............................      17,174       13,519      7,720        4,988       43,401
Operating profit (loss) ...................        (246)     (21,579)    (7,609)     (11,206)     (40,640)
Net income (loss) .........................   $  (1,455)   $ (22,734)  $ (7,485)   $ (10,864)   $ (42,538)
Basic net income (loss) per share .........   $   (0.05)   $   (0.82)  $  (0.27)   $   (0.38)   $   (1.53)
Basic weighted average shares outstanding .      27,412       27,709     27,944       28,307       27,846
Diluted net income (loss) per share .......   $   (0.05)   $   (0.82)  $  (0.27)   $   (0.38)   $   (1.53)
Diluted weighted average shares outstanding      27,412       27,709     27,944       28,307       27,846

                              Company Confidential

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                         1999 ANNUAL REPORT ON FORM 10-K
                                INDEX TO SCHEDULE

                                                                        Page
                                                                      Reference

Reports of Independent Auditors on Supplementary Information          S-2 to S-3

Schedule II - Valuation and Qualifying Accounts for the Years Ended
         December 31, 1997, 1998 and 1999                             S-4

            Independent Auditors' Report on Supplementary Information




The Board of Directors
Elcom International, Inc.:

We have audited and reported separately herein on the consolidated financial statements of Elcom International, Inc. and subsidiaries as of and for the year ended December 31, 1999.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements of Elcom International, Inc. taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ KPMG LLP
KPMG LLP



Boston, Massachusetts
February 9, 2000

              Report of Other Independent Public Accountants Report
                          on Supplementary Information




To Elcom International, Inc.:

         We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations and other comprehensive income, stockholders equity and cash flows for the years ended December 31, 1998 and 1997 of Elcom International, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 23, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements referred to above taken as a whole. The schedule listed in the index of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic consolidated financial statements. This schedule had been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 23, 1999

                                                                     SCHEDULE II



                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1997, 1998 and 1999
                                 (in thousands)


                                   Balance,                            Balance,
                                  Beginning              Utilization/    End
Allowance for Doubtful Accounts   of Period   Additions   Other (1)    Of Period
-------------------------------   ---------   ---------  -----------   ---------

Year ended December 31, 1997       $ 4,312    $ 3,058      $(1,896)    $ 5,474
                                   =======    =======      ========    =======
Year ended December 31, 1998       $ 5,474    $ 4,975      $(3,653)    $ 6,796
                                   =======    =======      ========    =======
Year ended December 31, 1999       $ 6,796    $ 4,626      $(8,345)    $ 3,077
                                   =======    =======      ========    =======


(1) Includes allowances for doubtful accounts acquired through acquisition, net of write-offs.

                                  Balance,                              Balance,
                                  Beginning                               End
Inventory Valuation Accounts      of Period   Additions  Utilization   Of Period
-------------------------------   ---------   ---------  -----------   ---------
Year ended December 31, 1997       $ 1,358    $ 1,796     $(1,791)     $ 1,363
                                   =======    =======     ========     =======
Year ended December 31, 1998       $ 1,363    $ 1,651     $(1,022)     $ 1,992
                                   =======    =======     ========     =======
Year ended December 31, 1999       $ 1,992    $ 1,734     $(2,956)     $   770
                                   =======    =======     ========     =======

                                  Balance,                             Balance,
                                  Beginning                               End
Deferred Tax Valuation Accounts   of Period   Additions  Utilization   Of Period
-------------------------------   ---------   ---------  -----------   ---------
Year ended December 31, 1997       $ 2,655    $   -       $(2,655)     $    -
                                   =======    =======     ========     =======
Year ended December 31, 1998       $   -      $ 8,102     $    -       $ 8,102
                                   =======    =======     ========     =======
Year ended December 31, 1999       $ 8,102    $15,936     $    -       $24,038
                                   =======    =======     ========     =======