Form 10-Q
period 2000-03-31
ELCOM INTERNATIONAL INC
filed 2000-05-12
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2000

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

                                 Yes...... X No


     The registrant had 30,706,357 shares of common stock, $.01 par value, outstanding as of April 30, 2000.

                                   INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                Consolidated Balance Sheets as of December 31, 1999
                  and March 31, 2000 (unaudited)..............................2

                Consolidated Statements of Operations and Other Comprehensive
                  Income (Loss) - Three Month Periods
                  Ended March 31, 1999 and 2000 (unaudited)...................3

                Consolidated Statements of Cash Flows - Three Month Periods
                  Ended March 31, 1999 and 2000 (unaudited)...................4

                Notes to Consolidated Financial Statements (unaudited)........5

Item 2.         Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................7

Item 3.         Quantitative and Qualitative Disclosures about Market Risk...13


                           Part II - OTHER INFORMATION

Item 1.           None.

Item 2.           None.

Item 3.           None.

Item 4.           None.

Item 5.           None.

Item 6.           Exhibits and Reports on Form 8-K...........................13

Signature         ...........................................................14


                                    EXHIBITS

Exhibit 27        Financial Data Schedule

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       December 31,   March 31,
                                                                           1999          2000
                                                                       ----------    ----------
                               ASSETS                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .........................................   $  34,159    $  38,672
    Accounts receivable:
     Trade ..........................................................      45,571       43,903
     Other ..........................................................       8,321       11,325
                                                                        ----------   ----------
                                                                           53,892       55,228
     Less - Allowance for doubtful accounts .........................       3,838        4,023
                                                                        ----------   ----------
         Accounts receivable, net ...................................      50,054       51,205
  Inventory .........................................................       1,462        2,351
  Prepaids and other current assets .................................       1,221        2,837
                                                                        ----------   ----------
         Total current assets .......................................      86,896       95,065
                                                                        ----------   ----------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ....................................      24,730       25,956
  Land, buildings and leasehold improvements ........................       2,710        2,733
  Furniture, fixtures and equipment .................................       5,755        5,788
                                                                        ----------   ----------
                                                                           33,195       34,477
  Less - Accumulated depreciation and amortization ..................      22,230       23,602
                                                                        ----------   ----------
                                                                           10,965       10,875
                                                                        ----------   ----------
OTHER ASSETS ........................................................         178          624
                                                                        ----------   ----------
                                                                        $  98,039    $ 106,564
                                                                        ==========   ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Lines of credit ...................................................   $  29,870       31,507
  Accounts payable ..................................................      12,440       20,300
  Accrued expenses and other current liabilities ....................       8,230        9,561
  Current portion of capital lease obligations ......................         311          247
                                                                        ----------   ----------
         Total current liabilities ..................................      50,851       61,615
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ...................         260          237
                                                                        ----------   ----------
         Total liabilities ..........................................      51,111       61,852
                                                                        ----------   ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding - none .................................        --           --
  Common stock, $.01 par value; Authorized -- 50,000,000 shares --
       Issued --  29,128,585 and 31,097,237 shares ..................         291          311
  Additional paid-in capital ........................................     106,111      114,541
  Accumulated earnings (deficit) ....................................     (58,730)     (66,297)
   Treasury stock, at cost -- 257,739 and 395,324 shares ............      (1,282)      (4,452)
  Accumulated other comprehensive income ............................         538          609
                                                                        ----------   ----------
         Total stockholders' equity .................................      46,928       44,712
                                                                        ----------   ----------
                                                                        $  98,039    $ 106,564
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


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                    ----------------------
                                                                                       1999         2000
                                                                                    ----------   ----------
Net sales .......................................................................   $ 174,353    $  80,191
Cost of sales ...................................................................     157,179       73,779
                                                                                    ----------   ----------
                                                                                       17,174        6,412
                                                                                    ----------   ----------
Expenses:
  Selling, general and administrative ...........................................      17,069       13,653
     Research and development ...................................................         351          456
                                                                                    ----------   ----------
Total expenses ..................................................................      17,420       14,109
                                                                                    ----------   ----------
Operating loss ..................................................................        (246)      (7,697)

Interest expense ................................................................      (1,195)        (280)
Interest income and other, net ..................................................         489          410
                                                                                    ----------   ----------
Loss before income taxes ........................................................        (952)      (7,567)


Provision for income taxes ......................................................         503         --
                                                                                    ----------   ----------
Net loss ........................................................................   $  (1,455)   $  (7,567)
                                                                                    ==========   ==========

Basic and diluted net loss per share ............................................   $   (0.05)   $   (0.25)
                                                                                    ==========   ==========
Basic and diluted weighted average shares outstanding ...........................      27,412       29,711
                                                                                    ==========   ==========

Other Comprehensive Income (Loss), Net of Tax:
Net loss ........................................................................   $  (1,455)   $  (7,567)
  Foreign currency translation adjustments ......................................        (289)          71
                                                                                    ==========   ==========
Comprehensive loss ..............................................................   $  (1,744)   $  (7,496)
                                                                                    ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                         Three Months Ended
                                                                              March 31,
                                                                        ---------------------
                                                                           1999        2000
                                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $ (1,455)   $ (7,567)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities --
    Depreciation and amortization ...................................      2,214       1,469
    Provision for doubtful accounts .................................        212         270
    Other deferred liabilities ......................................       (418)       --
    Changes in current assets and liabilities
      Accounts receivable ...........................................     13,308      (1,617)
      Inventory .....................................................     15,532        (902)
      Prepaids and other current assets .............................     (2,888)     (1,749)
      Accounts payable ..............................................      1,565       7,993
      Accrued expenses, other current liabilities and other .........        (24)      1,369
                                                                        ---------   ---------
         Net cash provided by (used in) operating activities ........     28,046        (734)
                                                                        ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ......................       (843)     (1,410)
  Decrease (increase) in other assets and deferred costs ............         22        (447)
                                                                        ---------   ---------
        Net cash used in investing activities .......................       (821)     (1,857)
                                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments (receipts) under lines of credit .....................    (14,328)      1,729
  Repayment of capital lease obligations and long-term debt .........       (251)        (87)
  Exercise of common stock options and warrants .....................         12       8,450
  Purchase of treasury stock ........................................         --      (3,170)
                                                                        ---------   ---------
        Net cash provided by (used in) financing activities .........    (14,567)      6,922
                                                                        ---------   ---------
FOREIGN EXCHANGE EFFECT ON CASH .....................................        (86)        182
                                                                        ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     12,572       4,513
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................     14,315      34,159
                                                                        ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $ 26,887    $ 38,672
                                                                        =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .....................................................   $  1,295    $    263
                                                                        =========   =========
  Income taxes paid .................................................   $     82    $    102
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the periods ended March 31, 1999 and 2000. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999.

2.   Net Income (Loss) Per Share

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. In 1999 and 2000, diluted EPS is the same as basic EPS because the Company reported a net loss, in which case dilutive securities are not included in the determination of per share calculations.

         Basic and diluted net loss per share were calculated as follows (in thousands, except per share amounts):

                                                          Three Months Ended
        Basic and Diluted                                      March 31,
        ----------------------------------------------  ------------------------
                                                          1999           2000
                                                       ----------     ----------
        Net loss.....................................    $(1,455)       $(7,567)
                                                       ==========     ==========
        Weighted average shares outstanding..........     27,412         29,711
                                                       ==========     ==========
        Basic and diluted net loss per share.........     $(0.05)       $ (0.25)
                                                       ==========     ==========

         Diluted net loss per share in the 1999 and 2000 periods does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in the 1999 three month period, a net total of 1,091,632 shares covered by options would have been dilutive, and 6,413,147 shares covered by options and warrants with per share exercise prices ranging from $2.55 to $8.80 would not have been dilutive. Based on the average market price of the Company's common shares in the three month period ended March 31, 2000, a net total of 6,701,120 shares covered by options would have been dilutive, and 360,401 shares covered by options and warrants with per share exercise prices ranging from $24.06 to $31.13 would not have been dilutive.

3.    Business Segment Information

         The Company's operations are classified into two reportable business segments: elcom.com, inc. the Company's eBusiness technology subsidiary, and Elcom Services Group, Inc. which markets and sells business-related products to commercial customers. The accounting policies for these segments are consistent with those described in the summary of segment accounting policies in Form 10-K of the 1999 Annual Report. The Company's management evaluates segment performance based on net sales and gross profit.

         On October 1, 1999, the ownership of the United Kingdom operations were transferred from Elcom Services Group, Inc. ("Elcom Services Group") to elcom.com, inc. ("elcom.com"). Segment results for the quarters ending March 31, 1999 and 2000 are as follows (in thousands):

                                          1999       2000
                                        --------   --------
Net Sales
     Elcom Services Group ...........   $172,067   $ 34,474
     elcom.com ......................      2,286     45,717
                                        --------   --------
                                Total   $174,353   $ 80,191
                                        ========   ========
Gross Profit
     Elcom Services Group............   $ 16,875   $  2,133
     elcom.com.......................        300      4,279
                                        --------   --------
                                Total   $ 17,175   $  6,412
                                        ========   ========

     Segment information as of December 31, 1999 and March 31, 2000 is as follows (in thousands):

                                          1999       2000
                                        --------   --------
Identifiable Assets
     Elcom Services Group............   $ 21,858   $ 21,987
     elcom.com.......................     45,154     51,764
     Corporate.......................     31,027     32,813
                                        --------   --------
                                Total   $ 98,039   $106,564
                                        ========   ========

         Substantially all net sales, gross profit and identifiable assets related to the remarketing of business products, primarily personal computer products and related services.

         The Company operates both in the United States and United Kingdom and geographic information for the quarters ended March 31, 1999 and 2000 are as follows (in thousands):

                                          1999       2000
                                        --------   --------
Net Sales
     United States...................   $ 95,446   $ 63,285
     United Kingdom..................     78,907     16,906
                                        --------   --------
                                Total   $174,353   $ 80,191
                                        ========   ========
Gross Profit
     United States...................   $  8,737   $  4,438
     United Kingdom..................      8,437      1,974
                                        --------   --------
                                Total   $ 17,174   $  6,412
                                        ========   ========

         Geographic information as of December 31, 1999 and March 31, 2000 is as follows:

                                           1999       2000
                                        --------   --------
Identifiable Assets
     United States...................   $ 89,767   $ 82,203
     United Kingdom..................      8,272     24,361
                                        --------   --------
                                Total   $ 98,039   $106,564
                                        ========   ========

4.  Asset Impairment, Restructuring, and Other Related Charges

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations which included its
United  Kingdom   field-based   sales  operation,   its  professional
services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in the seven month period ended July 31, 1999 (excluding the asset impairment charge described below). The Company recorded total revenues related to its United Kingdom operations of $78.9 million in Q1 1999, and $16.9 million in Q1 2000. The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards a Internet-based business to business ("B2B") digital marketplace, similar to Starbuyer.com operated by elcom.com in the United States. The Company also plans to use the retained business as the platform from which it will market PECOS Internet Procurement Manager ("PECOS.ipm"), elcom.com's Internet-based and remotely-hosted automated procurement system. The acquirer assumed the leases of the Company's United Kingdom facilities in Langley and Glasgow; however, the Company retained substantially all other balance sheet assets and liabilities of the disposed businesses.

         Based on the sale price of approximately $12 million (excluding inventory sold of approximately $6.8 million) and the Company's estimates of incremental liabilities associated with the sale transaction, the Company recorded an asset impairment charge of $19.5 million in the second quarter of 1999 which included a reduction of the carrying value of its United Kingdom assets to estimated net realizable value and an accrual of approximately $3.3 million primarily related to lease termination costs, severance and accounts receivable. Additionally, expenses of $3.1 million were recorded against gross profit to reflect a reduction in inventory valuation and returns estimates. The Company had $25.7 million of goodwill reflected on its balance sheet associated with the United Kingdom operations which was impaired and incorporated in the $19.5 million charge. In the third and fourth quarters of 1999, $2.2 million of costs primarily related to lease termination, severance and accounts receivable were incurred and charged against the $3.3 million accrual. At December 31, 1999, approximately $1.1 million of this accrual remained on the balance sheet to be utilized in 2000. During the first quarter of 2000, $0.6 million of the remaining accrual was utilized for costs primarily related to accounts receivable. At March 31, 2000, $0.5 million of this accrual remains on the balance sheet and is expected to be utilized by the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company was founded in 1992 as Elcom Systems, Inc., as a developer of electronic commerce software. The Company formed another company which, to prove and use its technology, commenced selling computer and business products, primarily PCs and associated peripherals, using its electronic commerce software, in December 1993 and experienced rapid growth for several years. The Company achieved its growth by using its proprietary PECOS procurement application and by offering the use of PECOS through Elcom Services Group to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six computer products remarketers. To date, substantially all of the Company's net sales have been derived from the sale of business and computer products in the United States and United Kingdom, to business and corporate customers. In addition, the Company, through elcom.com, licenses its PECOS technologies, including PECOS.ipm, its recently introduced Internet-based and remotely-hosted automated procurement system, and provides implementation and consulting services. In March 1999, elcom.com commenced operating Starbuyer.com, its Internet B2B digital marketplace, to sell business products. Since then, elcom.com has added auction capabilities to its Internet site, launched office supplies and software product lines and plans to introduce other business-oriented products in the future.

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations. Generally, the Company sold its United Kingdom field-based sales operation, professional services organization, distribution business, and certain inventories and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in the first seven months of 1999 (excluding the asset impairment charge). The Company has retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based B2B digital marketplace similar to Starbuyer.com which is operated by elcom.com in the United States. The Company also plans to expand its direct sales force and use the United Kingdom telemarketing group to market PECOS.ipm.

elcom.com, inc.

         elcom.com is the eBusiness  subsidiary of the Company that develops and
primarily  licenses  Internet-based,   remotely-hosted  applications  (automated
procurement and digital marketplace systems).

         In March 1999, elcom.com launched its B2B digital marketplace www.starbuyer.com, from which elcom.com markets and sells over 250,000 business products manufactured by numerous suppliers to corporations in a "24x7" environment. elcom.com commenced a branding and marketing campaign in the fourth quarter of 1999 and intends to become a leading supplier of multiple commodity-type products to businesses. elcom.com added auction capabilities to its site as part of its Internet-based digital marketplace in April 1999. The Company expects to expand its customer base and encourage repeat buying through various marketing programs including branding, promotional campaigns and strategic alliances intended to provide access to incremental customers. To accomplish this, elcom.com plans to increase its sales and marketing expenditures in future periods.

         Beginning  in the latter half of 1998,  the  Company  shifted its focus from marketing its PECOS Commerce Manager ("PECOS.cm") technology to investing in the development of PECOS Procurement Manager ("PECOS.PM"), its intranet-based automated procurement management system and more recently, to PECOS.ipm, its remotely-hosted automated procurement system. During 1999, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS.cm technology, thereby negatively affecting technology-based revenues during this product transition period. On a stand-alone basis, for the quarter ended March 31, 2000, the United States operations of elcom.com, complying with appropriate revenue recognition rules, reported revenues from licenses, including associated professional services and maintenance fees of approximately $0.1 million compared to $0.2 million in the comparable quarter in 1999. In addition, elcom.com's digital marketplace in the United States generated product sales of approximately $28.6 million for the quarter ended March 31, 2000 compared to $2.0 million in the comparable quarter in 1999. In total, elcom.com's consolidated gross profit from United States operations for the quarter ended March 31, 2000 was $2.3 million compared to $0.3 million in the 1999 quarter. elcom.com's United States operations expenses increased approximately $4.8 million from March 31, 1999 to March 31, 2000, as the Company continued to staff the entity to support expected growth of its digital marketplace and invested in marketing for PECOS.ipm. Consequently, the operating loss from United States operations increased $2.6 million, to $4.0 million during the quarter ended March 31, 2000, versus an operating loss of $1.4 million for the quarter ended March 31, 1999.

Elcom Services Group, Inc.

         Elcom Services Group markets and sells business-related products and professional services to commercial customers.

         The Company introduced a strategy for Elcom Services Group in early 1999 to reduce its revenues and related inventory exposure by declining to do business with customers that do not pay the Company on time as per agreements, or demanded pricing which the Company would not provide due to many factors, including decreases in marketing development funding from various manufacturers. This has resulted in a significant decrease in revenues in 1999 and 2000 compared to 1998, but has effectively eliminated the majority of the Company's marginal customers.

         Elcom Services Group's revenues and resultant gross profit are affected by price reductions and decreases in various vendor inventory and other support programs offered by computer manufacturers. These cutbacks have been substantial over the last several years, and most particularly over the last year, resulting in a corresponding decrease in gross margin. Manufacturers' price reductions require Elcom Services Group to increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases and increase its revenue volume if it is to sustain its level of gross profit dollars. The Company experienced substantial difficulties and inefficiencies with the implementation of its Oracle-based systems which significantly impacted operations, logistics, fulfillment and resultant profitability from 1997 through 1999. Further, the Company experienced a softening of demand from its customers that began in September of 1998, which, at that time, the Company attributed to the Asian financial crisis and related uncertainties in worldwide financial markets, that impacted some of the Company's customers capital spending programs. The Company believes that the relatively soft demand, which continued during 1999, possibly related to Year 2000 projects at certain of its customers, may have caused delays in procuring computers and related products and professional services, as customers focused on their management information systems infrastructure. Elcom Services Group's gross margins may vary from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors.

Engagement of Wit Capital Corporation

         On July 19, 1999, the Company announced the engagement of Wit Capital Corporation ("Wit Capital") as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options for itself and for elcom.com. In the event the Company completes an equity placement with an investor introduced by Wit Capital, the terms of the engagement call for Wit Capital to receive Elcom International, Inc. warrants equal to 1% of the Company's fully-diluted (as calculated by the Treasury Method) common stock and a placement fee of $700,000. In accordance with the Wit Agreement, the Company issued warrants to Wit Capital to purchase 353,418 shares of the Company's common stock at $28.71 per common share. The warrants expire on December 30, 2002. Wit Capital, which is partially owned by Goldman Sachs, continues to review strategic financing options, potential strategic partners, and possible financing alternatives.

         On December 30, 1999, the Company signed a structured Equity Line Flexible Financing Agreement ("Equity Line") with Cripple Creek Securities LLC ("Cripple Creek"), which was introduced to the Company by Wit Capital. Under the terms of the agreement, upon effectiveness of the registration statement filed to register these shares the Company may sell up to $50 million of Common Stock over an 18 month period. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. On January 14, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of warrants held by Wit Capital, the Company's financial advisor.

         The agreement provides that the Company, at its option, may sell up to $10 million of common stock during each monthly investment period. Cripple Creek may require the Company to sell additional shares of Common Stock to it, up to an amount equal to the amount the Company decided to sell during such investment period, but no less than $1 million at a price equal to 100% of the lowest volume-weighted average sale price during the five days immediately preceding the notice of purchase delivered to the Company by Cripple Creek. The agreement allows the Company to set a minimum price that the common stock sold under the Equity Line must be purchased at, during any particular investment period. The Company also will issue to Cripple Creek, warrants to purchase 15,000 shares of common stock, for each $1 million of common stock sold by the Company, provided that warrants to acquire at least a minimum total of 150,000 (100,000 under certain circumstances) will be issuable upon termination of the Equity Line. The exercise price of the warrants will equal 120% of the average price paid by Cripple Creek for the common stock purchased under the Equity Line. The Company is not obligated to sell any minimum amount of common stock under the Equity Line.

         The Equity Line will be in effect for a period of 18 months, beginning on a date shortly after the Registration Statement is declared effective. The Company may, at its option, terminate this agreement at any time.

Year 2000 Readiness Disclosure

         The Company has implemented an Oracle-based, Year 2000 compliant Information Technology System ("IT System") in the United States. In the United Kingdom, the Company has implemented a Year 2000 compliant upgrade to its Computer Associates International, Inc. software system, which operates on an IBM AS-400 hardware platform. Due to the extended timeframe of the United States Oracle-based system implementation, and related ongoing enhancements, the Company has deferred implementation of the full Oracle-based system for the United Kingdom to the first half of 2001.

         The Company's various Year 2000 tests on its IT Systems and non-IT Systems did not reveal any Year 2000 issues, and the Company did not incur any material costs related to Year 2000 issues.

         During 1999, the Company continued to enhance its United States and United Kingdom IT systems. The Company has been assured by its electronic trading partners that their information systems applications are Year 2000 compliant, however, there can be no assurance by the Company that its electronic trading partners will not experience Year 2000 oriented problems which could effect the supply of products to the Company. The Company has yet to experience any significant problems internally or with customers, clients or electronic trading partners in connection with Year 2000 compliance.

         The Company operates a fully redundant system with data centers in Norwood, MA and Irvine, CA, which provide the hosting platform for PECOS.ipm's, and future digital marketplace clients. The Company is dependent on its IT system and any problems with its ongoing development and enhancement, or any interruption in its functional availability may have an adverse effect on sales to customers and/or customer satisfaction. Although the Company believes that its technology and operating systems will be adequate for its current needs, such IT systems will undoubtedly require ongoing investments, modification and enhancements as these IT systems expand and evolve.

Results of Operations

Quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

         Net Sales. Net sales for the quarter ended March 31, 2000 decreased 54% to $80.2 million from $174.3 million in the same period of 1999, a decrease of $94.1 million. Net sales of the Company's United Kingdom based operations decreased from $78.9 million to $16.9 million in the first quarter of 2000 due to the sale of the Company's United Kingdom remarketing group operations. United States net sales decreased from $95.4 million to $63.3 million primarily due to Elcom Services Group's strategy to decline business with customers that do not pay on time, demand pricing that negatively impacts margins and requires unacceptable inventory exposure, offset by an increase in elcom.com revenue due to increases in automated procurement and digital marketplace revenue.

         Gross Profit. Gross profit for the quarter ended March 31, 2000 decreased to $6.4 million from $17.2 million in the 1999 quarter, a decrease of $10.8 million or 63%. The decrease in gross profit dollars reflects the decrease in net sales as well as a decrease in the gross profit percentage between the 1999 and 2000 quarters. Gross profit as a percent of net sales decreased to 8% in the 2000 quarter from 9.9% in the 1999 quarter primarily due to a decrease in manufacturer rebates and incremental discount programs as well as the disposal of the higher margin United Kingdom business in July 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended March 31, 2000 decreased 20% to $13.7 million from $17.1 million in the 1999 quarter, a decrease of $3.4 million. As a percentage of sales, selling, general and administrative expenses increased for the quarter ended March 31, 2000 to 17% from 9.8% in the 1999 quarter primarily due to an increase in personnel costs and marketing costs due to the increased staffing and branding in elcom.com.

         Research and Development Expense. Research and development expense for the quarters ended March 31, 1999 and 2000 were $0.4 million and $0.5 million respectively, an increase of 25%. These costs represent expenditures in support of the Company's PECOS.ipm technology. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS.ipm.

         Interest Expense. Interest expense for the quarter ended March 31, 2000 decreased to $0.3 million from $1.2 million in the comparable quarter of 1999, a decrease of $0.9 million. Interest expense in both years reflects floor plan line of credit borrowings in support of the Company's accounts receivable and inventory. The reduction in 2000 is reflective of the decrease in the Company's net sales, improved collections of receivables, and substantially lower inventory balances versus the 1999 period.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 2000 decreased to $410,000 from $489,000 in the 1999 quarter.

         Income Tax Provision. The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the

Company. Throughout 2000, the Company anticipates it will not provide United States federal and state income taxes as it is generating net operating losses and it is more likely than not that these deferred tax assets will not be realized.

         Net Income (Loss). The Company generated a net loss for the quarter ended March 31, 2000 of $7.6 million as a result of the factors described herein.

Liquidity and Capital Resources

         Net cash used in operating activities for the quarter ended March 31, 2000 was $0.7 million, which is primarily due to an increase in accounts payable and other accrued expenses of $9.4 million (primarily related to the timing of certain payments), offset by a $4.3 million combined increase in inventory, prepaids and accounts receivable. Net cash used for investing activities was $1.9 million, consisting primarily of additions to property, equipment and software of $1.4 million. Net cash provided by financing activities was $6.9 million, primarily due to $8.5 million provided by the exercise of stock options and warrants, offset by a $3.2 million increase in treasury stock.

         At March 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $38.7 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). Cash and cash equivalents of $15 million are pledged to secure a portion of the DFSC facility. As of February 10, 2000, the DFSC facility was amended to provide for aggregate borrowings of up to $50 million and as of April 1, 2000, the interest rate was increased to prime plus 0.25% compared to an interest rate of prime through the three months ended March 31, 2000. Approximately one-half of the Company's United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed.

         Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of March 31, 2000, the Company's borrowings from DFSC on its United States floor plan line of credit were $24.8 million. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility.

         The Company established a United Kingdom DFSC credit facility which provides for aggregate borrowings of up to (pound)30 million, or approximately $48.5 million, as of December 31, 1999. The aggregate borrowing amount was amended on March 22, 2000 to borrowings of up to (pound)12.5 million, or approximately $19.9 million. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (6% at March 31, 2000) plus 1.65%. As of March 31, 2000, the Company's borrowings under its United Kingdom DFSC facility were (pound)4.2 million, or $6.7 million, which approximated the Company's availability at such time.

         The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of computer products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning the tangible net worth covenant, the Company is in compliance with all other covenants of the facility as of March 31, 2000. There can be no assurance, however, that the DFSC lines of credit will continue to be available, or that they can be increased if necessary to support the Company's requirements.

         As of March 31, 2000, the Company had aggregate borrowings of approximately $31.5 million outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder.

         The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At March 31, 2000, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

         The Company is currently seeking to minimize the level of inventory it stocks by leveraging its electronic commerce capabilities to quickly and efficiently source product and/or by drop shipping product to customers whenever possible. These efforts, and the disposal of the substantial majority of the Company's United Kingdom remarketer operations, have resulted in a substantial decrease in net inventory over the last 12 months. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received a significantly reduced amount of manufacturer funding support in 2000 versus 1999, and there can be no assurance that the Company will purchase the levels of product necessary to continue to receive (these reduced levels of) funding support in the future, or that manufacturers will continue to make such funding available. Reductions in manufacturer funding reduce the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors. The July 31, 1999 sale of the substantial majority of the Company's United Kingdom remarketer group, resulted in a further reduction in its inventory position.

         On December 30 , 1999, the Company entered into an Equity Line with Cripple Creek. Under the terms of the agreement, upon effectiveness of the registration statement filed to register these shares the Company may sell up to $50 million of its Common Stock to Cripple Creek over an 18 month period.

         On January 14, 2000, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of warrants held by Wit Capital.

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

         The Company believes that its cash, cash equivalents and accounts receivable, together with its existing sources of equity and its liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, unless management decides to accelerate spending, and so long as its financing sources continue to make lines of credit available. However, there can be no assurance the Company's lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary.

Seasonality and Impact of Inflation

         In prior years, the Company has not experienced observable seasonality in its business. Generally, however, sales in the business and computer products remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, the Company's sales have reflected this seasonality in 1999 and the first quarter of 2000 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, the potential dilutive effect of the Equity Line, the overall marketplace and customer's acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for and availability of PC products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Quarterly Report on Form 10-Q, the Company's 1999 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including the Company's prospectus included as part of the S-3 Registration Statement filed on January 14, 2000 as amended from time to time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition.

         The Company's cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on March 31, 2000 balances, the Company estimates that a 1% change in interest rates would have an effect of approximately $0.4 million on income before income taxes.

         The Company's investment in its United Kingdom subsidiaries is sensitive to fluctuations in the exchange rate between the United States dollar and the United Kingdom pound sterling. The period effect of such fluctuations is included in the Consolidated Statements of Operations and Other Comprehensive Income (Loss). To date, such fluctuations have amounted to a positive accumulated amount of $609,000.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         (27)     Financial Data Schedule. (x)

(b)       Reports on Form 8-K

         There were no reports on From 8-K filed during the three months ended March 31, 2000.
---------------------------------
                  (x)  Filed herewith.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Elcom International, Inc.

(Registrant)

Date:  May     , 2000                      By:  /s/ Peter A. Rendall
                                                --------------------
                                                Peter A. Rendall
                                                Chief Financial Officer
                                                (Authorized Officer and
                                                 Principal Financial Officer)