Form 10-Q
period 2000-06-30
ELCOM INTERNATIONAL INC
filed 2000-08-11
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number: 000-27376
                                 ---------------

                            ELCOM INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      04-3175156
    State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

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

                        Yes..X..                    No....


     The registrant had 30,722,841 shares of common stock, $.01 par value, outstanding as of July 31, 2000.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

           Consolidated Balance Sheets as of December 31, 1999
             and June 30, 2000 (unaudited)....................................2

           Consolidated Statements of Operations and Other Comprehensive
             Income (Loss) - Three and Six Month Periods
             Ended June 30, 1999 and 2000 (unaudited).........................3

           Consolidated Statements of Cash Flows - Six Month Periods Ended
             June 30, 1999 and 2000 (unaudited)...............................4

           Notes to Consolidated Financial Statements (unaudited).............5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........14


                           Part II - OTHER INFORMATION

Item 1.           None.

Item 2.           None.

Item 3.           None.

Item 4.           Submission of Matters to a Vote of Security Holders........14

Item 5.           None.

Item 6.           Exhibits and Reports on Form 8-K...........................15

Signature         ...........................................................16


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                        December 31,  June 30,
                                                                            1999        2000
                                                                        ------------ ----------
                                ASSETS                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .........................................   $  34,159    $  37,393
  Accounts receivable:
     Trade ..........................................................      45,571       47,049
     Other ..........................................................       8,321        8,124
                                                                        ---------    ---------
                                                                           53,892       55,173
     Less - Allowance for doubtful accounts .........................       3,838        4,734
                                                                        ---------    ---------
         Accounts receivable, net ...................................      50,054       50,439
  Inventory .........................................................       1,462        4,412
  Prepaids and other current assets .................................       1,221        2,493
         Total current assets .......................................   ---------    ---------
                                                                           86,896       94,737
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:                              ---------    ---------
  Computer hardware and software ....................................      24,730       27,234
  Land, buildings and leasehold improvements ........................       2,710        2,945
  Furniture, fixtures and equipment .................................       5,755        5,841
                                                                        ---------    ---------
                                                                           33,195       36,020
     Less - Accumulated depreciation and amortization ...............      22,230       24,856
                                                                        ---------    ---------
         Property, Equipment, and Software, net .....................      10,965       11,164
                                                                        ---------    ---------
OTHER ASSETS ........................................................         178          877
                                                                        ---------    ---------
                                                                        $  98,039    $ 106,778
                                                                        =========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit ...................................................   $  29,870    $  40,553
  Accounts payable ..................................................      12,440       17,052
  Accrued expenses and other current liabilities ....................       8,230        9,024
  Current portion of capital lease obligations ......................         311          182
                                                                        ---------    ---------
         Total current liabilities ..................................      50,851       66,811
                                                                        ---------    ---------
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ...................         260          202
                                                                        ---------    ---------
         Total liabilities ..........................................      51,111       67,013
                                                                        ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
      Issued and outstanding - none .................................        --           --
  Common stock, $.01 par value; Authorized -- 50,000,000 shares --
       Issued --  29,128,585 and 31,109,771 shares ..................         291          311
  Additional paid-in capital ........................................     106,111      114,582
  Accumulated earnings (deficit) ....................................     (58,730)     (70,624)
  Treasury stock, at cost -- 257,739 and 395,324 shares .............      (1,282)      (4,452)
  Accumulated other comprehensive income (loss) .....................         538          (52)
                                                                        ---------    ---------
         Total stockholders' equity .................................      46,928       39,765
                                                                        ---------    ---------
                                                                        $  98,039    $ 106,778
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



                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months Ended        Six Months Ended
                                                                June 30,                 June 30,
                                                        ----------------------    ----------------------
                                                           1999         2000         1999         2000
                                                        ---------    ---------    ---------    ---------
Net sales ...........................................     149,411    $  83,708    $ 323,764    $ 163,899
Cost of sales .......................................     135,892       76,074      293,071      149,853
                                                        ---------    ---------    ---------    ---------
Gross profit ........................................      13,519        7,634       30,693       14,046
                                                        ---------    ---------    ---------    ---------
Expenses:
  Selling, general and administrative ...............      15,370       11,589       32,439       25,242
  Research and development ..........................         224          505          575          961
  Asset impairment and other related charges ........      19,504         --         19,504         --
                                                        ---------    ---------    ---------    ---------
Total expenses ......................................      35,098       12,094       52,518       26,203
                                                        ---------    ---------    ---------    ---------
Operating loss ......................................     (21,579)      (4,460)     (21,825)     (12,157)


Interest expense ....................................        (877)        (429)      (2,072)        (709)
Interest income and other, net ......................         130          392          619          802
                                                        ---------    ---------    ---------    ---------
Loss before income taxes ............................     (22,326)      (4,497)     (23,278)     (12,064)


Provision (benefit) for income taxes ................         408         (170)         911         (170)
                                                        ---------    ---------    ---------    ---------
Net loss ............................................   $ (22,734)   $  (4,327)   $ (24,189)   $ (11,894)
                                                        =========    =========    =========    =========


Basic and diluted net loss per share ................   $   (0.82)   $   (0.14)   $   (0.88)   $   (0.39)
                                                        =========    =========    =========    =========
Basic and diluted weighted average shares outstanding      27,709       30,707       27,561       30,209
                                                        =========    =========    =========    =========


Other Comprehensive Income (Loss), Net of Tax:
Net loss ............................................   $ (22,734)   $  (4,327)   $ (24,189)   $ (11,894)
  Foreign currency translation adjustments ..........        (479)        (661)        (768)        (590)
                                                        ---------    ---------    ---------    ---------
Comprehensive loss ..................................   $ (23,213)   $  (4,988)   $ (24,957)   $ (12,484)
                                                        =========    =========    =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        ELCOM INTERNATIONAL, INC.
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                               (unaudited)
                                                                      Six Months Ended June 30,
                                                                        ---------------------
                                                                           1999        2000
                                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................   $(24,189)   $(11,894)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities --
    Depreciation and amortization ...................................      6,947       2,878
    Provision for doubtful accounts .................................      2,130         990
    Asset impairment and other related charges ......................     19,504        --
    Other deferred liabilities ......................................       (418)       --
    Changes in current assets and liabilities
      Accounts receivable ...........................................     24,838      (2,212)
      Inventory .....................................................     20,278      (3,007)
      Prepaids and other current assets .............................     (1,046)     (1,932)
      Accounts payable ..............................................     (5,731)      5,260
      Accrued expenses and other current liabilities ................     (6,470)        949
                                                                        --------    --------
         Net cash provided by (used in) operating activities ........     35,843      (8,968)
                                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ......................     (2,075)     (3,203)
  Decrease (increase) in other assets and deferred costs ............         36        (700)
                                                                        --------    --------
        Net cash used in investing activities .......................     (2,039)     (3,903)
                                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) receipts under lines of credit .....................    (20,450)     11,159
  Repayment of capital lease obligations ............................       (506)       (187)
  Exercise of common stock options and warrants .....................        801       8,491
  Purchase of treasury stock ........................................       --        (3,170)
                                                                        --------    --------
        Net cash provided by (used in) financing activities .........    (20,155)     16,293
                                                                        --------    --------
FOREIGN EXCHANGE EFFECT ON CASH .....................................       (461)       (188)
                                                                        --------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........................     13,188       3,234
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................     14,315      34,159
                                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................   $ 27,503    $ 37,393
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid .....................................................   $    882    $    680
                                                                        ========    ========
  Income taxes paid .................................................   $    445    $    102
                                                                        ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 1999 and 2000. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the respective year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999.

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


         Basic and diluted net loss per share were calculated as follows (in thousands, except per share amounts):

                                             Three Months Ended      Six Months Ended
        Basic and Diluted                          June 30,               June 30,
-----------------------------------------   --------------------   ---------------------
                                              1999        2000       1999         2000
                                            ---------   --------   ---------   ---------
Net loss ................................   $(22,734)   $(4,327)   $(24,189)   $(11,894)
                                             ========    =======   =========   =========
Weighted average shares outstanding......     27,709     30,707      27,561      30,209
                                             ========    =======   =========   =========
Basic and diluted net loss per share.....   $  (0.82)   $ (0.14)   $  (0.88)   $  (0.39)
                                             ========    =======   =========   =========

         Diluted net loss per share in the 1999 and 2000 periods does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in the three and six month periods ended June 30, 1999, a net total of 2,628,709 and 1,713,467 shares, respectively, covered by options would have been dilutive, and 2,078,211 and 5,859,049 shares, respectively, covered by options and warrants with per share exercise prices ranging from $5.22 to $8.80, and $3.81 to $8.80, respectively, would not have been dilutive. Based on the average market price of the Company's common shares in the three and six month periods ended June 30, 2000, a net total of 3,398,837 and 5,745,610 shares, respectively, covered by options would have been dilutive, and 903,480 and 435,671 shares, respectively, covered by options and warrants with per share exercise prices ranging from $7.19 to $31.13, and $15.25 to $31.13, respectively, would not have been dilutive.

3.   Business Segment Information

         The Company's operations are classified into two reportable business segments: elcom.com, inc. ("elcom.com"), the Company's eBusiness technology subsidiary, and Elcom Services Group, Inc. ("Elcom Services Group"), which markets and sells business-related products to commercial customers. The accounting policies for these segments are consistent with those described in the summary of segment accounting policies in the 1999 Annual Report on Form 10-K. The Company's management evaluates segment performance based on net sales and gross profit. On October 1, 1999, the ownership of the United Kingdom operations were transferred from Elcom Services Group to elcom.com. The segment results for Elcom Services Group partially reflect lower sales due to the sale of the United Kingdom business in July 1999, more fully described herein.

         The Company operates both in the United States and United Kingdom and geographic information for the quarters ended June 30, 1999 and 2000 and six months ending June 30, 1999 and 2000 were as follows (in thousands):

                            Three Months Ended      Six Months Ended
                                June 30,                June 30,
                           --------------------   -------------------
                              1999       2000       1999       2000
                           ---------   --------   --------   --------
Net Sales
  United States .........   $ 82,072   $ 65,846   $177,518   $129,131
  United Kingdom ........     67,339     17,862    146,246     34,768
                            --------   --------   --------   --------
                    Total   $149,411   $ 83,708   $323,764   $163,899
                            ========   ========   ========   ========
Gross Profit
  United States .........   $  8,823   $  5,689   $ 17,560   $ 10,127
  United Kingdom ........      4,696      1,945     13,133      3,919
                            --------   --------   --------   --------
                    Total   $ 13,519   $  7,634   $ 30,693   $ 14,046
                            ========   ========   ========   ========

     Segment results for the quarters ending June 30, 1999 and 2000 and the six months ending June 30, 1999 and 2000 were as follows (in thousands):

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1999       2000       1999       2000
                                      --------   --------   --------   --------
Net Sales
     Elcom Services Group ........... $134,985   $ 31,974   $307,052   $ 66,448
     elcom.com ......................   14,426     51,734     16,712     97,451
                                      --------   --------   --------   --------
                                Total $149,411   $ 83,708   $323,764   $163,899
                                      ========   ========   ========   ========
Gross Profit
     Elcom Services Group ........... $ 12,588   $  3,006   $ 29,463   $  5,139
     elcom.com ......................      931      4,628      1,230      8,907
                                      --------   --------   --------   --------
                                Total $ 13,519   $  7,634   $ 30,693   $ 14,046
                                      ========   ========   ========   ========

     Identifiable asset segment information as of December 31, 1999 and June 30, 2000 was as follows (in thousands):

                                          1999      2000
                                        -------   --------
Identifiable Assets
     Elcom Services Group ...........   $21,858   $ 18,401
     elcom.com ......................    45,154     56,507
     Corporate ......................    31,027     31,870
                                        -------   --------
                                Total   $98,039   $106,778
                                        =======   ========

         Substantially all net sales, gross profit and identifiable assets relate to the remarketing of business and computer products, primarily personal computer products and related services. Licensing and other technology revenues are included in elcom.com's segment information.

     Identifiable asset geographic information as of December 31, 1999 and June 30, 2000 was as follows:

                                           1999       2000
                                         --------   --------
              Identifiable Assets
                United States.........   $ 89,767   $ 83,266
                United Kingdom........      8,272     23,512
                                         --------   --------
                                Total    $ 98,039   $106,778
                                         ========   ========

4.   Asset Impairment, Restructuring, and Other Related Charges

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations which included its United Kingdom field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in the seven month period ended July 31, 1999 (excluding the asset impairment and other related charges described below). The Company recorded total revenues related to its United Kingdom operations of $146.2 million in the six months ended June 30, 1999, and $34.8 million in the six months ended June 30, 2000. The Company has retained its United Kingdom telemarketing group, which it intends to transition to an Internet-based business to business ("B2B") digital marketplace, similar to Starbuyer.com operated by elcom.com in the United States. The Company is also using the retained business as a platform to market PECOS Internet Procurement Manager ("PECOS.ipm"), elcom.com's Internet-based and remotely-hosted automated procurement system. The acquirer assumed the leases of the Company's United Kingdom facilities in Langley and Glasgow; however, the Company retained substantially all other balance sheet assets and liabilities of the disposed businesses.

         Based on the sale price of approximately $12 million (excluding inventory sold of approximately $6.8 million) and the Company's estimates of incremental liabilities associated with the sale transaction, the Company recorded an asset impairment charge of $19.5 million in the second quarter of 1999 which included a reduction of the carrying value of its United Kingdom assets to estimated net realizable value and an accrual of approximately $3.3 million primarily related to lease termination costs, severance and accounts receivable. Additionally, expenses of $3.1 million were recorded against gross profit to reflect a reduction in inventory valuation and returns estimates. The Company had $25.7 million of goodwill reflected on its balance sheet associated with the United Kingdom operations which was impaired and incorporated in the $19.5 million charge. In the third and fourth quarters of 1999, $2.2 million of costs primarily related to lease termination, severance and accounts receivable were incurred and charged against the $3.3 million accrual. At December 31, 1999, approximately $1.1 million of this accrual remained on the balance sheet to be utilized in 2000. During the first two quarters of 2000, $0.9 million of the remaining accrual was utilized for costs primarily related to accounts receivable. At June 30, 2000, approximately $0.2 million of the accrual relating to lease termination remains. This accrual is expected to be fully utilized during the third quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company was founded in 1992 as Elcom Systems, Inc., as a developer of electronic commerce software. The Company formed another company to prove and use its technology in December 1993 by selling computer and business products, primarily PCs and associated peripherals, using its electronic commerce software and experienced rapid growth for several years. The Company achieved its growth by using its proprietary PECOS procurement application and by offering the use of PECOS through Elcom Services Group to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six computer products remarketers. To date, substantially all of the Company's net sales have been derived from the sale of business and computer products in the United States and United Kingdom, to business and corporate customers. In addition, the Company, through elcom.com, licenses its PECOS technologies, including PECOS.ipm, its Internet-based and remotely-hosted automated procurement system, and provides implementation and consulting services. In March 1999, elcom.com commenced operating Starbuyer.com, its Internet B2B digital marketplace, as a proof of concept to develop digital marketplace enabling technology by selling business products. Since then, elcom.com has added auction capabilities to Starbuyer.com, launched office supplies and software product lines and plans to introduce other business-oriented products in the future.

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations. Generally, the Company sold its United Kingdom field-based sales operation, professional services organization, distribution business, and certain inventories and fixed assets. The disposed businesses accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in the first seven months of 1999 (excluding the asset impairment and other related charges). The Company retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based B2B digital marketplace similar to Starbuyer.com which is operated by elcom.com in the United States. The Company also plans to expand its direct sales force and use the United Kingdom telemarketing group to market PECOS.ipm.

elcom.com, inc.

         elcom.com is the eBusiness technology subsidiary of the Company that develops and primarily licenses Internet-based, remotely-hosted applications (automated procurement and digital marketplace systems).

         In March 1999, elcom.com launched www.starbuyer.com, its B2B digital marketplace, from which elcom.com markets and sells over 250,000 business products manufactured by numerous suppliers to companies in a "24x7" environment. elcom.com commenced a branding and marketing campaign in the fourth quarter of 1999 and intends to become a leading supplier of multiple commodity-type products to businesses. elcom.com added auction capabilities to its Internet-based digital marketplace in April 1999. The Company expects to expand its customer base and encourage repeat transactions through various marketing programs including branding, promotional campaigns and strategic alliances intended to provide access to incremental customers. To accomplish this, elcom.com plans to increase its sales staffing and marketing expenditures in future periods.

         Beginning in the latter half of 1998, the Company shifted its focus from marketing its PECOS Commerce Manager ("PECOS.cm") client/server "sell-side" system technology to investing in the development of PECOS Procurement Manager ("PECOS.PM"), its intranet-based automated procurement management system and more recently, to PECOS.ipm, its remotely-hosted automated procurement system. During 1999, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS.cm technology, thereby negatively affecting technology-based revenues during this product transition period.

          Starbuyer.com, elcom.com's digital marketplace in the United States generated product sales of approximately $33.6 million for the quarter ended June 30, 2000 compared to $14.2 million in the comparable quarter in 1999. In total, elcom.com's consolidated gross profit from United States operations for the quarter ended June 30, 2000 was $2.7 million compared to $0.9 million in the 1999 quarter. elcom.com's United States operating expenses increased by approximately $4.9 million for the quarter ended June 30, 1999 compared to the quarter ended June 30, 2000, as the Company continued to staff the entity to support expected growth of its digital marketplace and invested in marketing for PECOS.ipm. Consequently, the operating loss from United States operations increased $3.2 million, to $4.4 million during the quarter ended June 30, 2000, versus an operating loss of $1.2 million for the quarter ended June 30, 1999. The Company's United Kingdom telemarketing group, which uses PECOS.web as its eBusiness system for its clients, is intended to form the basis of the United Kingdom's digital marketplace in Q3 or Q4, 2000. In the quarter ended June 30, 2000, the United Kingdom generated revenues of $17.9 million.

         In addition, for the quarter ended June 30, 2000, elcom.com reported revenues from licenses, including associated professional services and maintenance fees of approximately $0.2 and signed four license agreements. At June 30, 2000, the Company has recorded deferred revenues of $0.4 million on its balance sheet related to PECOS.ipm license sales.

Elcom Services Group, Inc.

         Elcom Services Group markets and sells business-related products and professional services to enterprise (usually large) commercial customers which typically require specialized services.

         The Company introduced a strategy for Elcom Services Group in early 1999 to reduce its revenues and related inventory exposure by declining to do business with customers that do not pay the Company on time as per agreements, or demanded pricing which the Company would not provide due to many factors, including decreases in marketing development funding from various manufacturers. This has resulted in a significant and planned decrease in revenues in 1999 and 2000 compared to 1998, but has effectively eliminated the majority of the Company's marginal customers and exposure thereto.

         Elcom Services Group's revenues and resultant gross profit are affected by price reductions and decreases in various vendor inventory and other support programs offered by computer manufacturers. These cutbacks have been substantial over the last several years, and most particularly over the last year, resulting in a corresponding decrease in gross margin. Manufacturers' price reductions require Elcom Services Group to increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases if it is to sustain its level of gross profit dollars. The Company experienced substantial difficulties and inefficiencies with the implementation of its Oracle-based systems which significantly impacted operations, logistics, fulfillment and resultant profitability from 1997 through 1999. Further, the Company experienced a softening of demand from its customers that began in the third quarter of 1998, which, at that time, the Company attributed to the Asian financial crisis and related uncertainties in worldwide financial markets, that impacted some of the Company's customers capital spending programs. The Company believes that the relatively soft demand, which continued during 1999, possibly related to Year 2000 projects at certain of its customers, may have caused delays in procuring computers and related products and professional services, as customers focused on their management information systems infrastructure. Elcom Services Group's gross margins may vary from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors.

Engagement of Wit Capital Corporation

         On July 19, 1999, the Company announced the engagement of Wit Soundview Group, Inc. ("Wit") as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options for itself and for elcom.com. In the event the Company completed an equity placement with an investor introduced by Wit, the terms of the engagement called for Wit to receive Elcom International, Inc. warrants equal to 1% of the Company's fully-diluted (as calculated by the Treasury Method) common stock and a placement fee of $700,000. The Company consummated an equity placement in December 1999 (described more fully below) and, accordingly, the Company issued warrants to Wit to purchase 353,418 shares of the Company's common stock at $28.71 per common share. The warrants expire on December 30, 2002. Wit, which is partially owned by Goldman Sachs, continues to review strategic financing options, potential strategic partners, and possible financing alternatives, including the potential of an initial public offering, and possible subsequent spin-off of elcom.com's ownership, to the Company's stockholders.

Equity Line Flexible Financing Agreement

         On December 30, 1999, the Company signed a structured Equity Line Flexible Financing Agreement ("Equity Line") with Cripple Creek Securities LLC ("Cripple Creek"), which was introduced to the Company by Wit. Under the terms of the agreement the Company may sell up to $50 million of Common Stock over an 18 month period. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. On May 11, 2000, the Company's registration statement on Form S-3 with the Securities and Exchange Commission was declared effective for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of warrants held by Wit.

         The Equity Line provides that the Company, at its option, may sell up to $10 million of common stock during each monthly investment period. Cripple Creek may require the Company to sell additional shares of Common Stock to it, up to an amount equal to the amount the Company decided to sell during such investment period, but no less than $1 million, at a price equal to 100% of the lowest volume-weighted average sale price during the five days immediately preceding the notice of purchase delivered to the Company by Cripple Creek. The Equity Line allows the Company to set a minimum price that the common stock sold must be purchased at, during any particular investment period. The Company also will issue to Cripple Creek, warrants to purchase 15,000 shares of common stock, for each $1 million of common stock sold by the Company, provided that warrants to acquire at least a minimum total of 150,000 shares (100,000 shares under certain circumstances) will be issuable upon termination of the Equity Line. The exercise price of the warrants will equal 120% of the average price paid by Cripple Creek for the common stock purchased under the Equity Line. The Company is not obligated to sell any minimum amount of common stock under the Equity Line.

         The Equity Line will be in effect for a period of 18 months, ending in December 2001. The Company may, at its option, terminate this Equity Line at any time.

Year 2000 Readiness Disclosure

         The Company did not experience any significant problems internally or with customers, clients or electronic trading partners in connection with Year 2000 compliance.

Results of Operations

Quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

         Net Sales. Net sales for the quarter ended June 30, 2000 decreased 44% to $83.7 million from $149.4 million in the same period of 1999, a decrease of $65.7 million mostly due to the sale of a substantial majority of the Company's United Kingdom remarketing group operations in July 1999. Accordingly, net sales of the Company's United Kingdom based operations decreased from $67.3 million to $17.9 million in the second quarter of 2000. United States net sales decreased from $82.1 million to $65.8 million primarily due to Elcom Services Group's strategy to decline business with customers that do not pay on time, demand pricing that negatively impacts margins or would require unacceptable inventory exposure, partially offset by an increase in elcom.com revenue due to increases in digital marketplace revenue.

         Gross Profit. Gross profit for the quarter ended June 30, 2000 decreased to $7.6 million from $13.5 million in the 1999 quarter, a decrease of $5.9 million or 44%. The decrease in gross profit dollars is primarily a result of the decrease in net sales for the reasons noted above. Gross profit as a percent of net sales increased to 9.1% in the 2000 quarter from 9.0% in the 1999 quarter as the Company sold certain products at higher margins during the most recent quarter. This was offset by a decrease in manufacturer rebates and incremental discount programs and the disposal of the higher margin United Kingdom operations.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended June 30, 2000 decreased 25% to $11.6 million from $15.4 million in the 1999 quarter, a decrease of $3.8 million. As a percentage of sales, selling, general and administrative expenses increased for the quarter ended June 30, 2000 to 13.8% from 10.3% in the 1999 quarter primarily due to an increase in personnel costs from increased staffing in elcom.com.

         Research and Development Expense. Research and development expense for the quarters ended June 30, 1999 and 2000 were $0.2 million and $0.5 million respectively, an increase of 125%. These costs represent expenditures in support of the Company's PECOS.ipm and digital marketplace technology. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS.ipm systems.

         Interest Expense. Interest expense for the quarter ended June 30, 2000 decreased to $0.4 million from $0.9 million in the comparable quarter of 1999, a decrease of $0.5 million, reflects lower receivable and inventory financing costs. Interest expense in both years reflects line of credit borrowings and the decrease in the June 2000 quarter is reflective of the decrease in borrowings under the Company's lines of credit.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended June 30, 2000 increased to $392,000 from $130,000 in the 1999 quarter, due to the increase in interest earning deposits.

         Income Tax Provision (Benefit). The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The income tax benefit in 2000 relates to the refund of income taxes paid in prior years in the United Kingdom. Throughout 2000, the Company anticipates it will not provide United States federal and state income taxes as it is generating net operating losses and it is more likely than not that these deferred tax assets will not be realized until the Company generates profits.

         Net Income (Loss). The Company generated a net loss for the quarter ended June 30, 2000 of $4.3 million as a result of the factors described herein.

Six months ended June 30, 2000 compared to the six months ended June 30, 1999.

         Net Sales. Net sales for the six months ended June 30, 2000 decreased 49% to $163.9 million from $323.8 million in the same period of 1999, a decrease of $159.9 million mostly due to the sale of a substantial majority of the Company's United Kingdom remarketing group operations. Accordingly, net sales of the Company's United Kingdom based operations decreased from $146.2 million to $34.8 million in the first six months of 2000. United States net sales decreased from $177.5 million to $129.1 million primarily due to Elcom Services Group's strategy to decline business with customers that do not pay on time, demand pricing that negatively impacts margins and would require unacceptable inventory exposure, partially offset by an increase in elcom.com revenue due to increases in automated procurement and digital marketplace revenue.

         Gross Profit. Gross profit for the six months ended June 30, 2000 decreased to $14.0 million from $30.7 million in the same period of 1999, a decrease of $16.7 million or 54%. The decrease in gross profit dollars is primarily a result of the decrease in net sales as well as a decrease in the gross profit percentage between the 1999 and 2000 quarters. Gross profit as a percent of net sales decreased to 8.6% in the first six months of 2000 from 9.5% in the same period in 1999 primarily due to a decrease in manufacturer rebates and incremental discount programs as well as the disposal of the higher margin United Kingdom business in July 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 decreased 22% to $25.2 million from $32.4 million in the same period of 1999, a decrease of $7.2 million. As a percentage of sales, selling, general and administrative expenses increased for the six months ended June 30, 2000 to 15.4% from 10% in the same period in 1999 primarily due to an increase in personnel costs due to the increased staffing at elcom.com.

         Research and Development Expense. Research and development expense for the six months ended June 30, 1999 and 2000 were $0.6 million and $1.0 million respectively, an increase of 67%. These costs represent expenditures in support of the Company's PECOS.ipm technology. The Company's research and development expense is focused on developing incremental functionality and features for its PECOS.ipm and digital marketplace systems.

         Interest Expense. Interest expense for the six months ended June 30, 2000 decreased to $0.7 million from $2.1 million in the comparable period of 1999, a decrease of $1.4 million. Interest expense in both years reflects line of credit borrowings. The reduction in 2000 is reflective of the decrease in borrowings under the Company's lines of credit.

         Interest Income and Other, Net. Interest income and other, net, for the six months ended June 30, 2000 increased to $802,000 from $619,000 in the same period in 1999.

         Income Tax Provision (Benefit). The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The income tax benefit in 2000 relates to the refund of income taxes paid in prior years in the United Kingdom. Throughout 2000, the Company anticipates it will not provide United States federal and state income taxes as it is generating net operating losses and it is more likely than not that these deferred tax assets will not be realized.

     Net Income (Loss). The Company generated a net loss for the six months ended June 30, 2000 of $11.9 million as a result of the factors described herein.

Liquidity and Capital Resources

         Net cash used in operating activities for the six months ended June 30, 2000 was $9.0 million, which is primarily due to the net loss of $11.9 million and an increase of $7.2 million relating to the combined increase in inventory, prepaids and accounts receivable partially offset by an increase in accounts payable and other accrued expenses of $6.2 million (primarily related to the timing of certain vendor payments), and non cash charges of $3.9 million. Net cash used for investing activities was $3.9 million, consisting primarily of additions to property, equipment and software of $3.2 million. Net cash provided by financing activities was $16.3 million, primarily due to an $11.2 million increase in the line of credit balance and $5.3 million provided by the net exercise of stock options and warrants.

         At June 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $37.4 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). As of February 10, 2000, the DFSC facility was amended to provide for aggregate borrowings of up to $50 million and as of April 1, 2000, the interest rate was increased to prime (9.5% at June 30, 2000) plus 0.25% compared to an interest rate of prime through the three months ended March 31, 2000. Approximately one-half of the Company's United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed.

         Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of June 30, 2000, the Company's borrowings from DFSC on its United States floor plan line of credit were $31.5 million. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In addition, Cash and cash equivalents of $15 million are pledged to secure a portion of the DFSC facility.

         The Company has a United Kingdom DFSC credit facility which provided for aggregate borrowings of up to (pound)30 million, or approximately $48.5 million, as of December 31, 1999. The aggregate borrowing amount was amended on March 22, 2000 to borrowings of up to (pound)12.5 million, or approximately $19.0 million. Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (6% at June 30, 2000) plus 1.65%. As of June 30, 2000, the Company's borrowings under its United Kingdom DFSC facility were (pound)6.0 million, or $9.1 million.

         The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of computer products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable (in the United States and the United Kingdom) and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company is in compliance with all covenants of the facilities as of June 30, 2000. There can be no assurance however, that the DFSC lines of credit will continue to be available, or that they can be increased if necessary to support the Company's requirements.

         As  of  June  30,  2000,  the  Company  had  aggregate   borrowings  of
approximately $40.6 million outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder.

         The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At June 30, 2000, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

         The Company is currently seeking to minimize the level of inventory it stocks by leveraging its electronic commerce capabilities to quickly and efficiently source product and/or by drop shipping product to customers whenever possible. These efforts, and the disposal of the substantial majority of the Company's United Kingdom remarketer operations, have resulted in a substantial decrease in net inventory over the last 12 months. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received a significantly reduced amount of manufacturer funding support in 2000 versus 1999, and there can be no assurance that the Company will purchase the levels of product necessary to continue to receive (these reduced levels of) funding support in the future, or that manufacturers will continue to make such funding available. Reductions in manufacturer funding reduce the amount of marketing support for those manufactures and the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors.

         On December 30 , 1999, the Company entered into an Equity Line with Cripple Creek. Under the terms of the agreement, the Company may sell up to $50 million of its Common Stock to Cripple Creek over an 18 month period, ending in December 2001. The Company may, at its option, terminate this agreement at any time. In conjunction with the Equity Line, on May 11, 2000, the Company's registration statement on Form S-3 became effective with the Securities and Exchange Commission for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of warrants held by Wit Capital. At June 30, 2000 the Company had not sold any shares of stock under the Equity Line.

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

Seasonality and Impact of Inflation

         In prior years, the Company has not experienced observable seasonality in its business. Generally, however, sales in the business and computer products remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, the Company's sales have reflected this seasonality in 1999 and the first half of 2000 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, the potential dilutive effect of the Equity Line, the overall marketplace and customer's acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, control of expenses, levels of gross margins, revenue growth, overall business conditions, price decreases of PC products, corporate demand for and availability of PC products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Quarterly Report on Form 10-Q, the Company's 1999 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including the Company's prospectus included as part of the S-3 Registration Statement that became effective on May 11, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition.

         The Company's cash and cash equivalents, lines of credit and debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on June 30, 2000 balances, the Company estimates that a 1% change in interest rates would have an effect of approximately $0.4 million on income before income taxes.

         The Company's investment in its United Kingdom subsidiaries is sensitive to fluctuations in the exchange rate between the United States dollar and the United Kingdom pound sterling. The period effect of such fluctuations is included in the Consolidated Statements of Operations and Other Comprehensive Income (Loss). To date, such fluctuations have amounted to a negative accumulated amount of $52,000.

                           Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of the Company's stockholders was held on May 11, 2000. Two matters as specified in the Company's Notice of Annual Meeting and Proxy Statement dated April 5, 2000, a copy of which has been previously filed with the Securities and Exchange Commission, were considered, voted upon and approved by the Company's stockholders. The specific results of the voting on the two matters are as follows:

   Proposal I: The size of the Company's  Board of Directors was fixed at six and Messr. Richard J. Harries, Jr. was elected to the Board of Directors of the Company, for a term to expire at the 2003 Annual Meeting, by the following vote:

                                                  Number of Shares Voted
                                               --------------------------
                                                  For           Withheld
                                               ----------      ----------
                 Richard J. Harries, Jr.       26,906,060        198,250

         Following the meeting, each of Messrs. Crowell, Smith, and Ortiz also continued as Directors of the Company.

     Proposal II: The  Company's  stockholders  ratified  and  approved  the
                  Company's 2000 Stock Option Plan covering 2,750,000 shares of Common Stock by the following vote:

                                 Number of Shares Voted
           --------------------------------------------------------------------
                   For                   Against                 Abstain
           -------------------    --------------------    ---------------------
                9,669,996               801,859                  76,245

         For information on how the votes on the above matter have been tabulated, see the definitive proxy statement referenced above.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

          10.1 Form  of  Indemnity   Agreement  for  Executive  Officers  and/or
               Directors of the Company (1), with attached list of Director and/or Executive Officer Indemnitees. (x) (*)

          10.4 Amendments numbers 5 (dated February 10, 2000) and 6 (dated June 12, 2000) to Business Credit and Security Agreement Dated as of March 1, 1997 among Elcom Services Group, Inc. and Deutsche Financial Services Corporation. (x)


          10.5 Amendment No. 2. to Amended and Restated Structured Equity Line Flexible Financing Agreement. (x)

          27   Financial Data Schedule. (x)


(b)       Reports on Form 8-K

         There were no reports on From 8-K filed during the three months ended June 30, 2000.
---------------------------------
(1) Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(x)  Filed herewith.

(*)  Management contract or compensatory plan or arrangement.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Elcom International, Inc.

(Registrant)

Date:  August 11, 2000                    By: /s/ Peter A. Rendall
                                              ---------------------------------
                                              Peter A. Rendall
                                              Chief Financial Officer
                                              (Authorized Officer and Principal
                                              Financial Officer)