Form 10-Q
period 2000-09-30
ELCOM INTERNATIONAL INC
filed 2000-11-13
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2000

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

The  registrant  had  30,797,081   shares  of  common  stock,  $.01  par  value,
outstanding as of October 31, 2000.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.    Financial Statements

             Consolidated Balance Sheets as of December 31, 1999
               and September 30, 2000 (unaudited).......................... 2

             Consolidated Statements of Operations and Other
               Comprehensive Income (Loss) - Three and  Nine Month
               Periods Ended September 30, 1999 and 2000 (unaudited)....... 3

             Consolidated Statements of Cash Flows - Nine Month Periods
               Ended September 30, 1999 and 2000 (unaudited)............... 4

             Notes to Consolidated Financial Statements (unaudited)........ 5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 7

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk.....................................................14



                           Part II - OTHER INFORMATION

Item 1.     None.

Item 2.     None.

Item 3.     None.

Item 4.     None.

Item 5.     None.

Item 6.     Exhibits and Reports on Form 8-K...............................15

Signature   ...............................................................15

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 December 31,      September 30,
                                                                     1999              2000
                                                                                    (unaudited)
                                                                 ------------      -------------
                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................  $     34,159      $      34,420
  Accounts receivable:
     Trade.....................................................        45,571             43,658
     Other.....................................................         8,321              7,472
                                                                 ------------      -------------
                                                                       53,892             51,130
     Less - Allowance for doubtful accounts....................         3,838              4,973
                                                                 ------------      -------------
         Accounts receivable, net..............................        50,054             46,157

  Inventory....................................................         1,462              2,123
  Prepaids and other current assets............................         1,221              2,520
                                                                 ------------      -------------
         Total current assets                                          86,896             85,220
                                                                 ------------      -------------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software...............................        24,730             27,792
  Land, buildings and leasehold improvements...................         2,710              2,985
  Furniture, fixtures and equipment............................         5,755              6,492
                                                                 ------------      -------------
                                                                       33,195             37,269
     Less - Accumulated depreciation and amortization..........        22,230             25,894
                                                                 ------------      -------------
         Property, Equipment, and Software, net................        10,965             11,375

OTHER ASSETS...................................................           178                832
                                                                 ------------      -------------
                                                                 $     98,039      $      97,427
                                                                 ============      =============
          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit..............................................  $     29,870      $      32,967
  Accounts payable.............................................        12,440             19,866
  Accrued expenses and other current liabilities...............         8,230              9,078
  Current portion of capital lease obligations.................           311                186
                                                                 ------------      -------------
      Total current liabilities                                        50,851             62,097
                                                                 ------------      -------------
CAPITAL LEASE OBLIGATIONS, NET OF URRENT PORTION...............           260                265
                                                                 ------------      -------------
    Total liabilities                                                  51,111             62,362
                                                                 ------------      -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized-10,000,000 shares-
    Issued and outstanding - none..............................             -                  -
  Common stock, $.01 par value; Authorized-50,000,000 shares-
    Issued --  29,128,585 and 31,204,103 shares................           291                312
  Additional paid-in capital...................................       106,111            114,204
  Accumulated earnings (deficit)...............................       (58,730)           (74,417)
  Treasury stock, at cost -- 257,739 and 409,609 shares........        (1,282)            (4,552)
  Accumulated other comprehensive income (loss)................           538               (482)
                                                                 ------------      -------------
         Total stockholders' equity                                    46,928             35,065
                                                                 ------------      -------------
                                                                 $     98,039      $      97,427
                                                                 ============      =============

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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (unaudited)

                                                       Three Months           Nine Months Ended
                                                     Ended September 30,        September 30,
                                                   ----------------------   --------------------
                                                     1999        2000          1999       2000
                                                   ----------  ----------   ----------  ----------

Net sales........................................  $   91,326  $   77,051   $  415,090  $  240,950
Cost of sales....................................      83,606      68,932      376,677     218,785
                                                   ----------  ----------   ----------  ----------
Gross profit.....................................       7,720       8,119       38,413      22,165
                                                   ----------  ----------   ----------  ----------
Expenses:
  Selling, general and administrative............      14,972      12,771       47,409      38,013
  Research and development.......................         357         583          932       1,544
  Asset impairment and other related charges.....           -           -       19,504           -
                                                   ----------  ----------   ----------  ----------
Total expenses...................................      15,329      13,354       67,845      39,557
                                                   ----------  ----------   ----------  ----------
Operating loss...................................      (7,609)     (5,235)     (29,432)    (17,392)

Interest expense.................................        (790)       (433)      (2,862)     (1,142)
Interest income and other, net...................         145       1,259          764       2,061
                                                   ----------  ----------   ----------  ----------
Loss before income taxes.........................      (8,254)     (4,409)     (31,530)    (16,473)
Provision (benefit) for income taxes.............        (769)       (616)         142        (786)
                                                   ----------  ----------   ----------  ----------
Net loss.........................................      (7,485)     (3,793)     (31,672)    (15,687)
                                                   ==========  ==========   ==========  ==========
Basic and diluted net loss per share.............  $    (0.27) $    (0.12)  $    (1.14) $    (0.52)
                                                   ==========  ==========   ==========  ==========
Basic and diluted weighted average shares
  outstanding....................................      27,944      30,727        27,690     30,383
                                                   ==========  ==========   ==========  ==========
Other Comprehensive Income (Loss), Net of Tax:
Net loss.........................................  $   (7,485) $   (3,793)  $  (31,672) $  (15,687)
  Foreign currency translation adjustments.......         344        (430)        (425)     (1,020)
                                                   ----------  ----------   ----------  ----------
Comprehensive loss...............................  $   (7,141) $  ( 4,223)  $  (32,097) $ ( 16,707)
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


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                     1999              2000
                                                                 ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................  $    (31,672)     $     (15,687)
  Adjustments to reconcile net loss
    to net cash provided by (used in)
      operating activities --

    Depreciation and amortization..............................        11,338              4,378
    Provision for doubtful accounts............................         5,309              2,864
    Asset impairment and other related charges.................        19,504                  -
    Other deferred liabilities.................................          (418)                 -
    Loss (Gain) on sale of assets..............................            88               (742)
    Changes in current assets and liabilities
      Accounts receivable......................................        84,381                (94)
      Inventory ...............................................        33,272               (729)
      Prepaids and other current assets........................          (276)            (1,881)
      Accounts payable.........................................       (30,232)             7,900
      Accrued expenses and other current liabilities...........        (5,860)             1,095
                                                                 ------------      -------------
         Net cash provided by (used in) operating activities...        85,434             (2,896)
                                                                 ------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software.................        (3,134)            (4,835)
  Cash proceeds on sale of assets..............................            17                798
  Decrease (increase) in other assets and deferred costs.......           212               (655)
                                                                 ------------      -------------
     Net cash used in investing activities                             (2,905)            (4,692)
                                                                 ------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) receipts under lines of credit..... ..........       (62,876)             3,518
  Repayment of capital lease obligations.......................        (1,095)              (267)
  Exercise of common stock options and warrants................         1,069              7,809
  Purchase of treasury stock...................................          (100)            (3,270)
  Sale of common stock.........................................             -                320
                                                                 ------------      -------------
    Net cash provided by (used in) financing activities........       (63,002)             8,110
                                                                 ------------      -------------
FOREIGN EXCHANGE EFFECT ON CASH................................          (370)              (261)
                                                                 ------------      -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              19,157                261
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................        14,315             34,159
                                                                 ------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................  $     33,472      $      34,420
                                                                 ============      =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid .............................................  $      2,977      $       1,120
                                                                 ============      =============
    Income taxes paid..........................................  $        235      $         164
                                                                 ============      =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Capital lease obligations incurred for the purchase of
      equipment................................................  $          -      $         147
                                                                 ============      =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Basis of Presentation

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain amounts in prior periods have been reclassified to conform to the current year presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 1999 and 2000. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the respective year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1999.

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

         Basic and diluted net loss per share were calculated as follows (in thousands, except per share amounts):

                               Three Months Ended       Nine Months Ended
Basic and Diluted                September 30,            September 30,
------------------------     ----------------------    ---------------------
                               1999         2000          1999        2000
                             ----------  ----------    ----------  ----------
Net loss................     $   (7,485) $   (3,793)   $  (31,672) $  (15,687)
                             ==========  ==========    ==========  ==========
Weighted average shares
  outstanding...........         27,944      30,727        27,690      30,383
                             ==========  ==========    ==========  ==========
Basic and diluted net
  loss per share........     $    (0.27) $    (0.12)   $    (1.14) $    (0.52)
                             ==========  ==========    ==========  ==========

         Diluted net loss per share in the 1999 and 2000 periods does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in the three and nine month periods ended September 30, 1999, a net total of 2,113,000 and 1,792,000 shares, respectively, covered by options would have been dilutive, and a net total of 3,865,000 and 4,658,000 shares, respectively, covered by options and warrants with per share exercise prices ranging from $4.63 to $8.80, and $4.06 to $8.80, respectively, would not have been dilutive. Based on the average market price of the Company's common shares in the three and nine month periods ended September 30, 2000, a net total of 2,610,000 and 5,193,000 shares, respectively, covered by options would have been dilutive, and a net total of 1,284,000 and 594,000 shares, respectively, covered by options and warrants with per share exercise prices ranging from $5.97 to $31.13, and $12.63 to $31.13, respectively, would not have been dilutive.

3.   Business Segment Information

     The Company's operations are classified into two reportable business segments: elcom, inc., the Company's eBusiness technology subsidiary, and Elcom Services Group, Inc. ("Elcom Services Group"), which markets and sells business-related products to commercial customers. The accounting policies for these segments are consistent with those described in the summary of segment accounting policies in the 1999 Annual Report on Form 10-K. The Company's management evaluates segment performance based on net sales and gross profit. On October 1, 1999, the ownership of the United Kingdom operations was transferred from Elcom Services Group to elcom, inc. The segment results for Elcom Services Group partially reflect lower sales due to the sale of a substantial majority of the Company's United Kingdom group operations in July 1999, more fully described herein.

         The Company operates both in the United States and United Kingdom and geographic information for the periods were as follows (in thousands):

                               Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                             ----------------------    ---------------------
                               1999         2000          1999        2000
                             ----------  ----------    ----------  ----------
Net Sales
  United States............. $   60,490  $   54,655    $  238,008  $  183,786
  United Kingdom............     30,836      22,396       177,082      57,164
                             ----------  ----------    ----------  ----------
    Total                    $   91,326  $   77,051    $  415,090  $  240,950
                             ==========  ==========    ==========  ==========
Gross Profit
  United States............. $    4,532  $    5,511    $   22,092  $  15,638
  United Kingdom............      3,188       2,608        16,321      6,527
                             ----------  ----------    ----------  ---------
    Total                    $    7,720  $    8,119    $   38,413  $  22,165
                             ==========  ==========    ==========  =========

         Segment results for the periods were as follows (in thousands):

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,
                             ----------------------    ---------------------
                               1999         2000          1999        2000
                             ----------  ----------    ----------  ----------
Net Sales
  Elcom Services Group...... $   79,009  $   25,757    $  386,061  $   92,205
  elcom, inc................     12,317      51,294        29,029     148,745
                             ----------  ----------    ----------  ----------
    Total                    $   91,326  $   77,051    $  415,090  $  240,950
                             ==========  ==========    ==========  ==========
Gross Profit
  Elcom Services Group...... $    5,916  $    3,087    $   35,379  $    8,226
  elcom, inc................      1,804       5,032         3,034      13,939
                             ----------  ----------    ----------  ----------
    Total                    $    7,720  $    8,119    $   38,413  $   22,165
                             ==========  ==========    ==========  ==========

     Identifiable asset segment information as of December 31, 1999 and September 30, 2000 was as follows (in thousands):

                                                          1999        2000
                                                       ----------  ----------
Identifiable Assets
  Elcom Services Group..............................   $   21,858  $   15,773
  elcom, inc........................................       45,154      55,460
  Corporate.........................................       31,027      26,194
                                                       ----------  ----------
    Total                                              $   98,039  $   97,427
                                                       ==========  ==========

         Substantially all net sales, gross profit and identifiable assets relate to the remarketing of business and computer products, primarily personal computer products and related services. Licensing and other technology revenues are included in elcom, inc.'s segment information.

     Identifiable asset geographic information as of December 31, 1999 and September 30, 2000 was as follows (in thousands):

                                                          1999        2000
                                                       ----------  ----------
Identifiable Assets
  United States.....................................   $   89,767  $  68,986
  United Kingdom....................................        8,272     28,441
                                                       ----------  ---------
    Total                                              $   98,039  $  97,427
                                                       ==========  ==========

4.   Asset Impairment and Other Related Charges

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom remarketer group operations which included its United Kingdom field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed operations accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in the seven month period ended July 31, 1999 (excluding the asset impairment and other related charges described below). The Company recorded total revenues related to its United Kingdom operations of $177.1 million in the nine months ended
September 30, 1999, and $57.2 million in the nine months ended September 30, 2000. The Company has retained its United Kingdom telemarketing group, which it intends to transition to an Internet-based business to business ("B2B") digital marketplace, similar to Starbuyer.com operated by elcom, inc. in the United States. The Company also is using the retained business as a platform to market PECOS Internet Procurement Manager ("PECOS.ipm"), elcom, inc.'s Internet-based and remotely-hosted automated procurement system. The acquirer assumed the leases of the Company's United Kingdom facilities in Langley and Glasgow; however, the Company retained substantially all other balance sheet assets and liabilities of the disposed operations.

         Based on the sale price of approximately $12 million (excluding inventory sold of approximately $6.8 million) and the Company's estimates of incremental liabilities associated with the sale transaction, the Company recorded an asset impairment charge of $19.5 million in the second quarter of 1999 which included a reduction of the carrying value of its United Kingdom assets to estimated net realizable value and an accrual of approximately $3.3 million primarily related to lease termination costs, severance and accounts receivable. Additionally, expenses of $3.1 million were recorded against gross profit to reflect a reduction in inventory valuation and returns estimates. The Company had $25.7 million of goodwill reflected on its balance sheet associated with the United Kingdom operations which was impaired and incorporated in the $19.5 million charge. In the third and fourth quarters of 1999, $2.2 million of costs primarily related to lease termination, severance and accounts receivable were incurred and charged against the $3.3 million accrual. At December 31, 1999, approximately $1.1 million of this accrual remained on the balance sheet to be utilized in 2000. As of September 30, 2000, this accrual has been fully utilized.

         The sale of the United Kingdom remarketer group operations required that the Company place funds in escrow totaling (pound sterling) 500,000 (approximately $754,000), for a period of one year. In the third quarter of 2000, the purchaser of the remarketer group operations released all of the funds held in escrow. Accordingly, the Company realized a gain of $754,000, which is included in interest income and other, net on the consolidated statement of operations and other comprehensive income (loss).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company was founded in 1992 as Elcom Systems, Inc., as a developer of electronic commerce software. The Company formed another company in December 1993 to prove and use its technology by selling computer and business products, primarily PCs and associated peripherals, using its electronic commerce software and it experienced rapid growth for several years. The Company achieved its growth by using its proprietary PECOS procurement application and by offering the use of PECOS through Elcom Services Group to its customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six computer products remarketers. To date, substantially all of the Company's net sales have been derived from the sale of business and computer products in the United States and United Kingdom, to business and corporate customers. In addition, the Company, through elcom, inc., offers its PECOS technologies for license, including PECOS Internet Procurement Manager ("PECOS.ipm"), its Internet-based and remotely-hosted automated procurement system, and as of October 3, 2000, PECOS Internet Exchange Manager ("PECOS.iem"), Version 2.0 of its digital marketplace enabling technology. The Company also provides implementation and consulting services to its customers. In March 1999, elcom, inc. commenced operating Starbuyer.com, its Internet B2B digital marketplace, as a proof of concept to develop and utilize digital marketplace enabling technology by selling business products. Since then, elcom, inc. has added auction capabilities to Starbuyer.com, and added office supplies and software product lines.

         On July 31, 1999, the Company completed the sale of the substantial majority of its United Kingdom group operations. Generally, the Company sold its United Kingdom field-based sales operation, professional services organization, distribution business, and certain inventories and fixed assets. The disposed operations accounted for approximately 75% of the Company's United Kingdom revenues and 67% of its United Kingdom operating income in the first seven months of 1999 (excluding the asset impairment and other related charges). The Company retained its United Kingdom telemarketing group, which it intends to evolve towards an Internet-based B2B digital marketplace similar to Starbuyer.com which is operated by elcom, inc. in the United States. The Company also plans to expand its direct sales force and use the United Kingdom telemarketing group to market PECOS.ipm.

elcom, inc.

     elcom, inc. (formerly elcom.com, inc.) is the eBusiness technology subsidiary of the Company that develops and offers for license, the Company's Internet-based, remotely-hosted applications (automated procurement and digital marketplace systems).

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

     In March 1999, elcom, inc. launched its Starbuyer.com Internet B2B digital marketplace,from which elcom, inc. markets and sells over 200,000 business products manufactured by numerous suppliers to companies in a "24x7" environment. elcom, inc. commenced a branding and marketing campaign in the fourth quarter of 1999 and intends to become a leading supplier of multiple commodity-type products to businesses. elcom, inc. added auction capabilities to its Internet-based digital marketplace in April 1999. In addition to the Company's decision to not conduct business with marginal customers, as described herein, the Company made Starbuyer.com available to Elcom Services Group's customer base and, for those customers who wished to purchase products as users/members of the Starbuyer.com digital marketplace and at their request, the Company transitioned their accounts to elcom, inc., which accordingly increased elcom, inc's. revenues. This transition included setting up customers on separate systems used by elcom, inc., including the Starbuyer.com digital marketplace which the Company believes represents a more efficient methodology for transactions with customers. The Company expects to expand its customer base and encourage repeat transactions through various marketing programs including telemarketing, promotional campaigns and strategic alliances intended to provide access to incremental customers. To accomplish this, elcom, inc. plans to continue to increase its sales staffing and marketing expenditures in future periods.

     Starbuyer.com, elcom, inc.'s digital marketplace in the United States, generated product sales and related service revenues of approximately $28.5 million for the quarter ended September 30, 2000 compared to $11.9 million in the comparable quarter in 1999.

     In total, elcom, inc.'s consolidated gross profit from United States operations for the quarter ended September 30, 2000 was $2.4 million compared to $1.8 million in the 1999 quarter. elcom, inc.'s United States operating expenses increased by approximately $3.2 million for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, as the Company continued to staff the entity to support expected growth of its business segments. Consequently, the operating loss generated by elcom, inc.'s

United States operations increased by $2.6 million, to $4.8 million during the quarter ended September 30, 2000, versus an operating loss of $2.2 million for the quarter ended September 30, 1999. The Company's United Kingdom telemarketing group, which uses PECOS.web as its eBusiness system for its clients, is intended to form the basis of the United Kingdom's digital marketplace, which is expected to become operational over the next two quarters. In the quarter ended September 30, 2000, the United Kingdom generated revenues of $22.4 million and gross profit of $2.6 million.

     On October 3, 2000, the Company announced Version 2.0 of PECOS Internet Exchange Manager ("PECOS.iem"), the Company's second generation digital marketplace enabling technology. The Company has started to market this technology to power eMarketplaces and expects its first (external) marketplace to become operational with the Commonwealth British Council at cbcmarketplace.com. The Company's strategy is to become a leader in the area of enabling and remotely-hosting digital marketplaces using this technology.

     The Company's prospective customer/client list is expanding and as more and more customers become aware of the advantages of the Company's remotely-hosted systems, the Company expects to increase the number of licenses signed.

     For the quarter ended September 30, 2000, elcom, inc. reported revenues from licenses, including associated professional services and maintenance fees of approximately $0.4 million. At September 30, 2000, the Company has recorded deferred revenues of $0.2 million on its balance sheet related to PECOS.ipm license sales.

Elcom Services Group, Inc.

     Elcom Services Group markets and sells business-related products and professional services to enterprise business customers which typically require specialized services.

     The Company introduced a strategy for Elcom Services Group in early 1999 to reduce its revenues and related inventory exposure by declining to do business with customers that have not paid the Company on time as per agreements, or demanded pricing which the Company would not provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy has resulted in a significant and planned decrease in revenues in 2000 compared to 1999, but has effectively eliminated a majority of the Company's marginal customers and exposure thereto.

     Elcom Services Group's revenues and resultant gross profit are affected by price reductions and decreases in various vendor inventory and reductions in other support programs offered by computer manufacturers. These cutbacks have been substantial over the last several years, and most particularly over the last year, resulting in a corresponding decrease in gross margin. Manufacturers' price reductions require Elcom Services Group to increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases if it is to sustain its level of gross profit dollars. The Company experienced a softening of demand from its customers that began in the third quarter of 1998, which, at that time, the Company attributed to the Asian financial crisis and related uncertainties in worldwide financial markets, that impacted some of the Company's customers capital spending programs. The Company believes that the relatively soft demand, which continued during 1999, possibly related to Year 2000 projects at certain of its customers, may have caused delays in procuring computers and related products and professional services, as customers focused on their management information systems infrastructure. Elcom Services Group's gross margins may vary from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors.

WitSoundview Group, Inc. and Investment Banking Relationship(s)

     On July 19, 1999, the Company announced the engagement of WitSoundview Group, Inc. ("WitSoundview") as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options for it and for elcom, inc. The Company's engagement with WitSoundview has ended and the Company is currently in discussions with several investment banks regarding an investment banking engagement with the Company.

Equity Line Flexible Financing Agreement

         On December 30, 1999, the Company signed a structured Equity Line Flexible Financing Agreement ("Equity Line") with Cripple Creek Securities LLC ("Cripple Creek"), which was introduced to the Company by WitSoundview. Under the terms of the agreement the Company may sell to Cripple Creek up to $50 million of Common Stock over an 18-month period. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. On May 11, 2000, the Company's registration statement on Form S-3 with the Securities and Exchange Commission was declared effective for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of the warrants held by WitSoundview.

         The Equity Line provides that the Company, at its option, may sell up to $10 million of common stock during each monthly investment period, up to a maximum aggregate total of $50 million. Cripple Creek may require the Company to sell additional shares of Common Stock to it, up to an amount equal to the amount the Company decided to sell during such investment period, but no less than $1 million, at a price equal to 100% of the lowest volume-weighted average sale price during the five days immediately preceding the notice of purchase delivered to the Company by Cripple Creek up to an aggregate, in total, of $50 million. The Equity Line allows the Company to set a minimum price, but not less than $4 per share, that the common stock sold must be purchased at, during any particular investment period. The Company also will issue to Cripple Creek, warrants to purchase 15,000 shares of common stock, for each $1 million of common stock sold by the Company, provided that warrants to acquire at least a minimum total of 150,000 shares (100,000 shares under certain circumstances) will be issuable upon termination of the Equity Line. The exercise price of the warrants will equal 120% of the average price paid by Cripple Creek for the common stock purchased under the Equity Line. The Company is not obligated to sell any minimum amount of common stock under the Equity Line. In September 2000, the Company sold 60,952 shares to Cripple Creek under the equity line for $320,000.

         The Equity Line will be in effect for a period of 18 months, ending in December 2001. The Company may, at its option, terminate the Equity Line at any time.

Year 2000 Readiness Disclosure

         The Company did not experience any significant problems internally or with customers, clients or electronic trading partners in connection with Year 2000 compliance.

Results of Operations

Quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

         Net Sales. Net sales for the quarter ended September 30, 2000 decreased 15.6% to $77.1 million from $91.3 million in the same period of 1999, a decrease of $14.2 million in part due to the sale of a substantial majority of the Company's United Kingdom group operations in July 1999. Accordingly, net sales of the Company's United Kingdom based operations decreased from $30.8 million to $22.4 million in the third quarter of 2000. United States net sales decreased from $60.5 million to $54.7 million primarily due to Elcom Services Group's strategy to reduce its exposure to customers that do not pay on time, demand pricing that negatively impacts margins or would require unacceptable inventory exposure.

         Gross Profit. Gross profit for the quarter ended September 30, 2000 increased to $8.1 million from $7.7 million in the 1999 quarter, an increase of $0.4 million or 5.2%. The increase in gross profit dollars is primarily a result of the strategy described above. Gross profit as a percentage of net sales increased to 10.5% in the 2000 quarter from 8.5% in the 1999 quarter as the Company sold certain products at higher margins during the most recent quarter. This increase in gross profit margin was mitigated by a decrease in manufacturer rebates and discount programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended September 30, 2000 decreased $2.2 million, or 14.7%, to $12.8 million from $15.0 million in the 1999 quarter. Most of this decrease reflected the sale of a substantial majority of the Company's United Kingdom operations in July 1999. Accordingly, as a percentage of sales, selling, general and administrative expenses for the quarter ended September 30, 2000 remained relatively unchanged compared to the comparable 1999 quarter.

         Research and Development Expense. Research and development expense for the quarters ended September 30, 2000 and 1999 were $0.6 million and $0.4 million respectively, an increase of $0.2 million or 63%. These increased expenditures reflect the on-going product development of the PECOS technologies.

         Interest Expense. Interest expense for the quarter ended September 30, 2000 decreased to $0.4 million from $0.8 million in the comparable quarter of 1999, a decrease of $0.4 million, reflecting lower receivable and inventory financing costs for the reasons described elsewhere herein. Interest expense in both periods relates to line of credit borrowings and the decrease in the September 2000 quarter is reflective of the decrease in borrowings under the Company's lines of credit.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended September 30, 2000 increased to $1.3 million from $0.1 million in the 1999 quarter. This increase was primarily a result of recording an $0.8 million gain on the sale of assets related to the receipt of funds held in escrow when the United Kingdom remarketer group operations were sold and an increase in interest earning deposits.

         Income Tax Provision (Benefit). The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The income tax benefit in 2000 relates to the refund of income taxes paid in prior years in the United Kingdom.

          Net Income (Loss). The Company generated a net loss for the quarter ended September 30, 2000 of $3.8 million as a result of the factors described herein.

Nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Net Sales. Net sales for the nine months ended September 30, 2000 decreased 42% to $241.0 million from $415.1 million in the same period of 1999, a decrease of $174.1 million mostly due to the sale of a substantial majority of the Company's United Kingdom remarketer group operations. Accordingly, net sales of the Company's United Kingdom based operations decreased from $177.1 million to $57.2 million in the first nine months of 2000. United States net sales decreased from $238.0 million to $183.8 million primarily due to Elcom Services Group's strategy to reduce its exposure to customers that do not pay on time, demand pricing that negatively impacts margins and/or that require unacceptable inventory exposure.

         Gross Profit. Gross profit for the nine months ended September 30, 2000 decreased to $22.2 million from $38.4 million in the same period of 1999, a decrease of $16.3 million or 42.3%. The decrease in gross profit dollars is primarily a result of the decrease in net sales. Gross profit as a percent of net sales was 9.2% in the first nine months of 2000, which was comparable to the same period in 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased $9.4 million, or 19.8% to $38.0 million from $47.4 million in the same period of 1999 reflecting the sale of a substantial majority of the Company's United Kingdom group operations in July 1999. As a percentage of net sales, selling, general and administrative expenses increased for the nine months ended September 30, 2000 to 15.8% from 11.4% in the same period in 1999, primarily due to an increase in personnel costs resulting from the increased staffing of elcom, inc..

         Research and Development Expense. Research and development expense for the nine months ended September 30, 2000 and 1999 were $1.5 million and $0.9 million respectively, an increase of 66%. These increased expenditures reflect the on-going product development of the Company's PECOS technologies.

         Interest Expense. Interest expense for the nine months ended September 30, 2000 decreased to $1.1 million from $2.9 million in the comparable period of 1999, a decrease of $1.8 million. Interest expense in both years results from the Company's line of credit borrowings. The reduction in 2000 is reflective of the decrease in borrowings under the Company's lines of credit.

         Interest Income and Other, Net. Interest income and other, net, for the nine months ended September 30, 2000 increased to $2.0 million from $0.8 million in the same period in 1999. This increase was primarily the result of the receipt of the escrow funds described elsewhere herein and an increase in interest earning deposits.

         Income Tax Provision (Benefit). The income tax provision in 1999 primarily relates to the income taxes of the Company's United Kingdom based operations, as well as certain estimated current state income taxes payable by the Company. The income tax benefit in 2000 relates to the refund of income taxes paid in prior years in the United Kingdom.

         Net Income (Loss). The Company generated a net loss for the nine months ended September 30, 2000 of $15.7 million as a result of the factors described herein.

Liquidity and Capital Resources

         Net cash used in operating activities for the nine months ended September 30, 2000 was $2.9 million, which is primarily due to the net loss of $15.7 million offset by an increase in accounts payable and accrued expenses of $9.0 million (primarily related to the timing of certain vendor payments), and non-cash charges of $7.2 million. Net cash used for investing activities was $4.7 million, consisting primarily of additions to property, equipment and software of $4.8 million. Net cash provided by financing activities was $8.1 million, primarily due to a $3.5 million increase in the line of credit balance and $4.5 million provided by the net exercise of stock options and warrants.

          At September 30, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $34.4 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC"). As of November 6, 2000, the United States DFSC facility was amended to provide for a decrease in aggregate borrowings from $50 million to $40 million. As of April 1, 2000, the interest rate was increased to prime (9.5% at September 30, 2000) plus 0.25%, compared to an interest rate of the prime rate through the three months ended March 31, 2000. Approximately one-half of the Company's United States borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed.

         Availability of United States borrowings is based on DFSC's determination as to eligible accounts receivable and inventory. As of September 30, 2000, the Company's borrowings from DFSC on its United States floor plan line of credit were $22.8 million. The United States DFSC line of credit is secured primarily by the Company's United States inventory and accounts receivable, although substantially all of the Company's other United States assets also are pledged as collateral on the facility. In addition, cash and cash equivalents of $15 million are pledged to secure a portion of the DFSC facility.

         As of November 6, 2000, the United Kingdom DFSC credit facility was amended to provide for a decrease in aggregate borrowings from (pound sterling)12.5 million (or approximately $19.0 million) to (pound sterling)10.0 million (or approximately $14.3 million). Availability of United Kingdom borrowings is based upon DFSC's determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (6.0% at September 30, 2000) plus 1.65%. As of September 30, 2000, the Company's borrowings under its United Kingdom DFSC facility were (pound sterling)6.9 million, or $10.2 million.

         The Company is dependent upon the DFSC lines of credit to finance its eligible accounts receivable arising from sales of computer products as well as its United States inventory purchases. The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the United States) and accounts receivable (in the United States and the United Kingdom) and contain customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. As a result of DFSC's quarterly review of the Company's financial position and strategy, the Company received a waiver from DFSC concerning the tangible net worth and net income covenants for the third quarter of 2000. The Company is in compliance with all other covenants of the facilities as of September 30, 2000. There can be no assurance however, that the DFSC lines of credit will continue to be available, or that they can be increased if necessary to support the Company's requirements. The Company has agreed to provide DFSC with a letter of credit for $15 million, collateralized by the Company's cash, to replace the existing $15 million pledge, described previously.

         As of September 30, 2000, the Company had aggregate borrowings of approximately $33.0 million outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder.

         The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation ("IBMCC") to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At September 30, 2000, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

         The Company is currently seeking to minimize the level of inventory it stocks by leveraging its electronic commerce capabilities to quickly and efficiently source product and/or by drop shipping product to customers whenever possible. These efforts, and the disposal of the substantial majority of the Company's United Kingdom remarketer operations, have resulted in a substantial decrease in inventory over the last 12 months. As a result of the Company's policy changes, as well as manufacturer revisions to their rebate and incremental discount programs, the Company received a significantly reduced amount of manufacturer funding support in 2000 versus 1999, and there can be no assurance that the Company will purchase the levels of product necessary to continue to receive (these reduced levels of) funding support in the future, or that manufacturers will continue to make such funding available. Reductions in manufacturer funding reduce the amount of marketing support for those manufacturers and also impacts the Company's gross profit. The Company intends to continue to maintain logistical and traditional relationships with selected distributors and to explore additional methods to reduce any accounts receivable and/or inventory risks.

         On December 30, 1999, the Company entered into an Equity Line with Cripple Creek. Under the terms of the agreement, the Company may sell up to $50 million of its Common Stock to Cripple Creek over an 18-month period, ending in December 2001. The Company may, at its option, terminate this agreement at any time. In conjunction with the Equity Line, on May 11, 2000, the Company's registration statement on Form S-3 became effective with the Securities and Exchange Commission for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of warrants held by WitSoundview. At September 30, 2000, the Company had sold 60,952 shares generating $320,000 under this Equity Line.

         The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investments in property, equipment and software, and research and development.

         The Company believes that its cash, cash equivalents and accounts receivable, together with its existing sources of equity and its liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, unless management decides to accelerate spending, and as long as DFSC and its other financing sources continue to make lines of credit, including the equity line available through Cripple Creek (which is subject to a minimum price of $4 per share), available. However, there can be no assurance the Company's lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary.

Seasonality and Impact of Inflation

          In prior years, the Company has not experienced observable seasonality in its business. Generally, however, sales in the business and computer products remarketer industry slow in the summer months and, in the United States, are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the United Kingdom. Due to its current size and the nature of its customer base, the Company's sales have reflected this seasonality in 1999 and the first nine months of 2000 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

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


STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, the potential dilutive effect of the Equity Line, the overall marketplace and customer's acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, control of expenses, revenue growth, price decreases of PC products, corporate demand for and availability of PC products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Quarterly Report on Form 10-Q, the Company's 1999 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the S-3 Registration Statement that became effective on May 11, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition.

         The Company's cash and cash equivalents, lines of credit and debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on September 30, 2000 balances, the Company estimates that a 1% change in interest rates would have no material effect on income (loss) before income taxes.

         The Company's investment in its United Kingdom subsidiaries is sensitive to fluctuations in the exchange rate between the United States dollar and the United Kingdom pound sterling. The period effect of such fluctuations is included in the Consolidated Statements of Operations and Other Comprehensive Income (Loss). To date, such fluctuations have amounted to a negative accumulated amount of $482,000.

                           Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         10.4 Amendment number 7 dated November 6, 2000 to Business Credit and Security Agreement Dated as of March 1, 1997 among Elcom Services Group, Inc. and Deutsche Financial Services Corporation. (x)

         27       Financial Data Schedule. (x)

(b)       Reports on Form 8-K

         There were no reports on From 8-K filed during the three months ended September 30, 2000.
---------------------------------
(x)  Filed herewith.





                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Elcom International, Inc.

                                    (Registrant)

Date:  November 10, 2000            By:  /s/ Peter A. Rendall
                                    -------------------------------------
                                    Peter A. Rendall
                                    Chief Financial Officer
                                    (Authorized Officer and Principal Financial
                                    Officer)