Form 10-K
period 2000-12-31
ELCOM INTERNATIONAL INC
filed 2001-03-30
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 For the Fiscal Year Ended December 31, 2000 or [ ] TRANSITION REPORT
          PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

                                 10 OCEANA WAY
                          NORWOOD, MASSACHUSETTS 02062
                                 (781) 440-3333
  (Address, including zip code, and telephone number, including area code, of registrants principal executive offices)

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

              Yes    X                           No
                 --------                           --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on The Nasdaq Stock Market on March 19, 2001, was approximately $46,320,000. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 10% or more of the registrants common stock are affiliates of the registrant.

        The registrant had 30,902,000 shares of Common Stock, $.01 par value, outstanding as of March 19, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrants definitive proxy statement for the 2001 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report.

                                     PART I
Item 1. Business

Overview

     Elcom International, Inc. (the Company) develops and licenses remotely-hosted, self-service electronic procurement (eProcurement) and electronic marketplace (eMarketplace), Internet and intranet-based purchasing systems which enables the conduct of interactive electronic commerce for businesses. Over the last seven years, elcom, inc., the Companys eBusiness technology subsidiary, has developed its PECOS (Personal Electronic Catalog and Ordering System) technology, which is licensed to companies to enable them to communicate, market, buy and sell various goods and services electronically over the Internet or through private networks and eMarketplaces. The Companys PECOS technology can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

     The Company also markets and sells value-added services, as well as computer and business information technology (IT) products to commercial clients through Elcom Services Group, Inc., its wholly-owned value added remarketer subsidiary. Elcom Services Group, Inc. commenced operations in December 1993 as the original proof of concept of the Companys PECOS technology. Elcom Services Group, Inc., serves its clients using PECOS.web, an Internet-based ordering and information system.

     In addition, the Company operates Starbuyer.com, its owned and operated business-to-business eMarketplace, and through Elcom Services Group, Inc. in the United States (U.S.) and Elcom Information Technology Limited in the United Kingdom (U.K.), uses versions of its PECOS technology, including its eMarketplace system, to support the sale and marketing of business products, primarily PC products, to commercial clients which generate substantially all of the Companys sales.

     In January 2001, the Company announced that it had signed an agreement to outsource its PC product fulfillment, inventory and logistics, and product configuration for its two subsidiaries in the U.S. (elcom, inc., and Elcom Services Group, Inc.) to TD Fulfillment Services, L.L.C, a subsidiary of Tech Data Corporation (Tech Data), one of the worlds largest distributors of computer-oriented IT products.

     Since its inception, the Company has purchased products from distributors, including Tech Data, and direct from certain manufacturers and, as an authorized reseller of those products, resold those products to commercial customers. Because the Company took title to these purchased products, the Company recorded gross revenues for each sale transaction. Under the outsourcing agreement, Tech Data has become the Companys logistics and fulfillment outsourcing partner and will assume virtually all logistics and fulfillment functions, including the Companys PC product financing in the U.S., allowing the Company to hold virtually no inventory or product accounts receivable in the U.S. thereby reducing working capital requirements in the U.S. Under this agreement, Tech Data will recognize product revenues and own and manage inventory and customer receivables. The Company will receive transaction-oriented fees related to the gross profit generated as an agent on each sale, including products sold through Starbuyer.com. The first live orders processed through this outsourcing arrangement were recorded in February 2001 and the transition is expected to be completed by the end of the second quarter of 2001. The Company will continue to provide its comprehensive suite of professional services and support directly to its clients, while acting as an agent for IT product sales transactions in the U.S. In addition, the Company expects inventory and accounts receivable risks to decrease to virtually nil and expects to realize other cost reductions in the U.S. due to this outsourcing arrangement. The U.K. business products remarketer subsidiary is not effected and will continue to own inventory, record gross revenues on product sales and collect customer receivables.

     As a result of this outsourcing arrangement as described herein, the Companys IT product revenues in the U.S. will begin to reflect increasing transaction-oriented fees, which are related to the amount of gross profit generated on IT product sales. When fully transitioned to Tech Data, reported transaction fees, which will be the only revenues recorded on product sales, are expected to be approximately 6% to 8% of previously reported IT product revenues in the U.S. Services-oriented revenues will continue to be reported as they have been historically.

elcom, inc.

     The eBusiness subsidiary of the Company, elcom, inc., develops and licenses remotely-hosted, self-service, Internet and intranet-based purchasing systems, primarily PECOS Internet Procurement Manager (PECOS.ipm), and PECOS Internet Exchange Manager (PECOS.iem). The purchasing systems the Company offers include:

     eProcurement Systems: PECOS.ipm is based on more than seven years of eCommerce technology and has been in development for over three years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, self-service, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Companys clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process, place and track orders through the approval and fulfillment process, and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a clients computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning
(ERP) system in place thereby enabling easier implementation. Clients may integrate their ERP system using data feeds with PECOS.ipm already operating. If a client wishes, PECOS.ipm may also be installed on-site at a clients facility on its computers. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely- hosted. Version 7.1, a more powerful version of PECOS.ipm, is in final development and targeted for commercial availability in April/May 2001 for use by large multi-organizational companies. Version 7.1 contains several features which are necessary for Elcom Services Group, Inc. to deploy PECOS.ipm to its current or prospective customers to enable them to purchase IT products. Several aspects of the PECOS technology were patented in 1998 based on a 1994 patent filing.

     eMarketplace Systems: PECOS.iem is the Companys recently announced eMarketplace system which allows a client to create its own electronic marketplace, enabling it to act as a market maker for buyers and sellers of products with transactions and catalog content managed by the Company. Remotely-hosted by the Company, PECOS.iem allows enterprises to deploy an eMarketplace that supports buyer and supplier self-enrollment. The Company is currently adding new functions, such as request for proposal, reverse auctioning, an automated supplier portal for catalog management, and other features to its next release targeted for mid-2001.

     Further, the Company is in the process of developing eMarketplace World Network, a global eMarketplace Hub, which is designed to interconnect world-wide eMarketplaces comprised of industry vertical and geographic trading communities, allowing eMarketplaces to connect their trading communities so that buyers can easily review participating eMarketplaces and trade with the suppliers participating in those eMarketplaces.

     Starbuyer.com is the Companys owned and operated eMarketplace in the U.S. which was developed in 1999 as the proof of concept for the Companys original eMarketplace technology. Through the Starbuyer eMarketplace, the Company markets and sells over 200,000 business and IT products, including business and computer products, office supplies and other commodity-type products necessary for the day-to-day operation of most businesses. The Company generated $128.2 million in revenues through Starbuyer.com for the year ended December 31, 2000, compared to $56.1 million in the prior year. The Company uses its eMarketplace and its PECOS technology to source and order the majority of its products automatically in the U.S. Historically, in the U.S., the Company has been linked electronically with Tech Data and Ingram Micro, the worlds two largest PC product distributors for IT products. The Companys automated sourcing technology allows it to have multi-billion dollar on-line "virtual" IT product inventory available to its clients and to offer a very broad selection of IT products. Historically, the Company has taken title to these products when shipped by its distribution fulfillment partners and therefore recognized revenues on those sales. The Company recently announced it has outsourced its U.S. IT product fulfillment process to Tech Data, one of the largest IT products distributors in the world. As part of this outsourcing agreement, which went live in February 2001, the Company has started to pass orders through Tech Data and expects virtually all IT product orders in the U.S. to be processed through Tech Data by the end of the second quarter of 2001. Under the outsourcing agreement, the Company will receive a transaction-oriented fee, which is related to the gross profit generated on each sale, as agent for each sale.

     Starbuyer Gold: In March 2001, the Companys U.K. subsidiary began operation of its business- to-business Internet-based eMarketplace called Starbuyer Gold, similar to Starbuyer.com operated by elcom, inc. in the U.S. Starbuyer Gold will allow the Companys U.K. clients to have new functionality compared to the PECOS.web technology previously used by the U.K. subsidiary.

Business-to-Business Electronic Commerce Overview

     Market Overview. With the widespread implementation of intranets and the adoption of the Internet as a business communication platform, organizations can now automate enterprise-wide and inter- organizational commerce activities. The availability of the Internet as a ubiquitous communications network creates a significant market opportunity for Internet-based business-to-business electronic commerce solutions for operating resources.

     Internet-based procurement, often referred to as eProcurement, is the process of buying goods and services from suppliers over the Internet. The Company believes that the market for eProcurement solutions, which consists of buy-side software that automates the requisitioning and workflow approval process, and Internet-based software that enables online transactions in eMarketplaces, is currently at the beginning of a dramatic growth cycle.
Internet-based automated procurement systems have only been available for approximately two years and represent a new category of cost reduction and productivity- enhancing supply chain management systems. As indicated by various research reports, the marketplace is nascent; however, it is projected that a substantial percentage of corporations of various sizes and across multiple industries will adopt some form of eProcurement solution in the next several years.

     Forrester Research estimates that the business-to-business electronic commerce market will grow from $403 billion in 2000 to $2.7 trillion by 2004. International Data Corporation (IDC) forecasts that eProcurement and eMarketplace application license revenues will grow from $770 million in 1999 to $9.7 billion in 2004. AMR Research predicts that the market for private exchanges (eMarketplaces) will reach $35 billion by 2005 with a compound average growth rate of 68%. These research forecasts indicate that adoption of eProcurement and eMarketplace systems will create a large market opportunity for solution providers as the market moves from early adopters, currently characterized primarily by Fortune 1000 companies, to mid-market and mainstream companies in 2001 and beyond.

Elcom Services Group, Inc.

     Elcom  Services  Group,   Inc.  (Elcom  Services   Group),  a  wholly-owned
subsidiary of the Company, markets and sells business-related products to commercial clients. Elcom Services Group serves its clients using PECOS.web, an Internet-based ordering and information system. Elcom Services Group commenced operations in December 1993 as the original proof of concept of the Companys technology, and experienced rapid growth through 1997. The Company achieved its initial growth by offering its PECOS Commerce Manager (PECOS.cm) and PECOS.web technology to its Elcom Services Group clients and by various marketing efforts, including direct sales and by the acquisition of six PC remarketers.

     In addition to PECOS.web, Elcom Services Group intends to offer Version 7.1, the multi- organizational version of PECOS.ipm, to its clients, which the Company expects will provide its corporate clients with the ability to reengineer their internal procurement practices for products and services purchased  from  Elcom  Services  Group.  At the  clients  option,  their use of
PECOS.ipm   can  be  expanded  to
other suppliers, creating an integrated eProcurement system. Although there can be no assurances as to the ultimate timing or success thereof, the Company believes that by offering Version 7.1 of PECOS.ipm to existing and prospective clients, Elcom Services Groups sales force can be empowered with a substantial competitive differentiator to support efforts to expand sales and increase penetration of existing clients by providing a robust value-added eProcurement solution at a significantly reduced cost to clients which also purchase IT products from Elcom Services Group.

     On July  31,  1999,  the  Company  completed  the  sale of the  substantial majority of its U.K. remarketer group operations, which accounted for approximately 75% of U.K. revenues in both 1998 and the first seven months of 1999. Generally, the Company sold its U.K. field-based operation, its professional services organization, its distribution business and certain of its inventory and fixed assets. The Company retained its U.K. telemarketing group, which it began to transition to a business to business Internet-based eMarketplace model in March 2001, similar to that conducted by elcom, inc., in the U.S. On October 1, 1999, the ownership of the U.K. operations were transferred from Elcom Services Group to elcom, inc. to help facilitate this strategy.

     Elcom Services Group offers thousands of products manufactured by leading companies, such as Compaq, IBM, Toshiba and Hewlett-Packard. Historically, orders placed through PECOS.web for IT products that are in stock generally were fulfilled automatically from the inventory of one of Elcom Services Groups Distribution Fulfillment Partners (DFPs), which included Tech Data and Ingram Micro, Inc., two of the largest PC product distributors in the world (See Fulfillment and Logistics). Elcom Services Group also offers a wide range of professional services to its U.S. clients. As described elsewhere herein, commencing in the first quarter of 2001, Elcom Services Group has outsourced its product fulfillment process to Tech Data and after the transition is completed, virtually all U.S. IT product orders will be processed by Tech Data. Elcom Services Group will receive a transaction-oriented fee as agent for each sale.

     Primarily due to declining gross profit margins with certain large customers and increasing inventory risks in 1999, the Company introduced a strategy for Elcom Services Group to reduce its revenues and related inventory exposure by declining to do business with clients that did not pay the Company on time as per agreements, or demanded pricing which the Company was unwilling to provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy resulted in a significant decrease in revenues in 2000 and 1999 compared to 1998, but effectively eliminated a majority of the Companys marginal clients.

Products and Pricing

     Products. The Company offers over 200,000 products from thousands of manufacturers. Historically, the substantial majority of business products offered by the Company were purchased primarily from DFPs in both the U.S. and U.K. The Company provides clients with a large selection of IT products, including personal computer systems, monitors, printers, peripherals, software together with office supplies, and a broad range of professional services. The Company markets products sold by many brand name manufacturers including:

                               PERSONAL COMPUTERS
                    Compaq            IBM            Apple
                      NEC           Gateway         Toshiba
               Hewlett-Packard        Dell          Panasonic

                                    PRINTERS
               Hewlett-Packard        Canon          Lexmark
                    Epson           Tektronics

                                   PERIPHERALS
                      NEC             Sony            Cisco
                     Intel           Xircom          Kingston
                   Viewsonic          3Com            Iomega

                Hewlett-Packard    Golden Ram         Seagate
               Citrix                 Digi         International

                                    SOFTWARE
                    Microsoft         Lotus            Corel
                     Seagate          Novell          Symantec
                      Adobe            IBM

                                OFFICE SUPPLIES
                  Papermate             3M               GBC
                    Avery              Acco             Smead
                  Sparco           Hammermill          Okidata

     Historically in the U.S., the Company established electronic purchasing and supply relationships with Tech Data, Ingram Micro, SP Richards and Digital River, as well as traditional relationships with several other large, national IT product suppliers. The Companys purchasing relationships with DFP suppliers are pursuant to industry-standard arrangements with negotiated pricing based on either a percentage of all orders being offered electronically to a supplier or anticipated volume levels, with payment generally being made through existing floor plan financing arrangements. As described herein, the Company recently announced that it has outsourced its U.S. IT product fulfillment process to Tech Data, including Tech Data owning and managing accounts receivable and inventory, thereby reducing the Companys working capital requirements. As part of this outsourcing agreement, which went live in February, 2001, the Company has started to pass IT product orders through Tech Data and expects virtually all IT product orders to be processed through Tech Data by mid-2001. Under the outsourcing agreement, the Company will receive a transaction-oriented fee which will be related to the gross profit generated on each IT products sale, as agent for each sale.

     Pricing. The Company believes that its IT product pricing is generally competitive with other remarketers. The Company typically offers larger corporate clients a greater discount than other clients, reflecting the economies of a higher level of purchases by such clients. The Company uses a proprietary, customized and automated pricing system for its clients through PECOS.webs, and Starbuyer.coms back- end server systems, which supports and tracks a variety of pricing methodologies, including the ability to provide customized pricing for each client, by product. In addition, the Company believes that PECOS.ipm, its remotely-hosted automated procurement system, is competitively priced compared to license fees charged by other eProcurement software providers.

Professional Services

     elcom, inc.s professional services group offers various consulting and supplier services to its clients. These services range from implementation of PECOS.ipm and training, to interfacing data from PECOS.ipm into back-end ERP systems. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.

     Elcom Services Group offers a wide range of professional services in the U.S., including advising on project and roll-out management, providing on-site engineers for network integration and systems support, responsive Help desk and, on a subcontractor basis, break/fix services. The Company also offers national dispatch service for warranty and repair contracts. Elcom Services Groups service-oriented revenues decreased in 2000 to approximately $12.5 million, from $26 million in 1999, primarily reflecting the sale of the Companys U.K. services business.

Fulfillment and Logistics

     United States. As described herein, the Company is outsourcing its IT product logistics, distribution and fulfillment process to Tech Data. Under this arrangement, the Company will receive transaction-oriented fees by acting as a sales agent for Tech Data. Until the transition to Tech Data is complete in the second quarter of 2001, the Company will continue to source products from a number of DFPs, including Tech Data, Ingram Micro, S.P. Richards and Digital River.

     United Kingdom. The Company sources the majority of its business products from a number of distributors and manufacturers, including C2000 (Tech Data), IBM and Toshiba.

     PC Configuration Capabilities. For computer systems that require configuration, the Company operates two primary configuration facilities in the U.S. and one in the U.K. The configuration services are offered generally on a fee basis and currently are performed in the U.S. by Elcom Services Group at its Canton, MA and Irvine, CA facilities. The outsourcing of the Companys U.S. IT product fulfillment and logistics process to Tech Data will also include the Companys PC configuration capabilities. As a result, the Company will not renew its Irvine, CA facility lease and anticipates sub-leasing its Canton, MA facility. In the U.K., the Company maintains a product distribution and configuration facility in Slough, Berkshire.

Management Information Systems

     In the U.S., the Company licenses and utilizes software from Oracle Corporation and other software firms for its Management Information System (MIS) to allow management to monitor and manage the Company. The MIS system incorporates modules supporting general ledger, accounts payable, purchasing, accounts receivable, inventory and order entry. The Companys MIS design is a unique implementation of Oracle software applications that have been and continue to be enhanced to provide functionality not found in the standard system, including the ability to:

     - Accept electronically delivered sales orders such as PECOS, EDI, and XML orders, as well as converted quotations;

     - automatically source product from the Companys or its principal DFPs inventories based on variable parameters; and

     - automatically create purchase orders, electronically transmit them and electronically confirm shipments by DFPs to enable invoicing or anticipate receipt as the case may be.

     The Companys operations are dependent in part upon its ability to protect its MIS network infrastructure in its Norwood, MA and Slough, U.K. facilities against damage from physical break-ins, natural disasters, operational disruptions and other events. The Company operates a redundant Internet access system for the U.S. with data centers in Norwood, MA and Irvine, CA. The Company has 24x7 physical security at its Norwood data center. To protect the Companys data and provide service if both data centers were to become inoperative, the Company is in the process of negotiating a disaster-recovery system agreement with a major computer and services company. Although the Company believes that its technology and operating systems will be adequate for its current needs, such MIS systems will undoubtedly require some ongoing investments to modify and enhance them as the Company evolves.

Marketing and Sales

     The Company uses its direct and telemarketing sales forces in the U.S. and U.K. to market products and technology to targeted business, education, and corporate accounts. As of December 31, 2000, the Company employed approximately 95 sales representatives, account executives and related support personnel to service client accounts. Of these 95 sales personnel, 67 are employees of elcom, inc., 27 in the U.S. and 40, including telephone-based sales personnel, in the U.K. Elcom Services Group employs 28 in the U.S.

     As of December 31, 2000, the Companys sales and support personnel operated from Field Support and Sales Offices (FSSOs) in six metropolitan areas in the U.S., as well as three locations in the U.K., and one in each of India, South Africa and Brazil. The Companys primary locations and FSSOs are listed below:

                                 United States
                              -------------------

- Norwood,  MA  (Boston)(Headquarters)        - San Diego,  CA
- New York City,  NY                          - Stamford, CT
- Bristol, PA (Philadelphia)                  - Edison, NJ


                                 United Kingdom
                              -------------------

- Basingstoke, Hampshire                      - Slough, Berkshire
- Redditch, Worcestershire (being
  relocated to Birmingham in 2001)



                         Other International Locations
                              -------------------

- New Delhi, India
- Parkview, South Africa
- Rio de Janeiro, Brazil

     Subsequent to December 31, 2000, the Company commenced discussions with two companies whereby those companies, as System Sales Partners (which confers them the right to remarket PECOS. ipm), may assume the Companys FSSOs and personnel based in India and South Africa.

     Corporate Accounts. The Companys primary target group for IT product sales are corporations that wish to purchase IT products in an efficient manner. Corporate accounts typically employ purchasing agents or buyers with above-average product knowledge who view most IT products as commodities. Business accounts targeted by the Company range from divisions of large corporations to businesses with as few as fifty employees. These companies also will be targeted clients for Version 7.1, the multi- organization version of PECOS.ipm, the Companys remotely-hosted automated procurement system. The Company markets its products and service through field sales efforts, telemarketing, and system sales partners. The Companys telemarketing staff, operating from certain of its U.S. and U.K. locations, introduce the Company to targeted companies. The Company has two types of field sales executives. Some are dedicated to managing corporate accounts with their day-to-day IT product purchasing requirements. Other field sales personnel are dedicated to selling the Companys PECOS technologies. In addition to using field sales personnel to sell the Companys PECOS technologies, the Company has a number of systems sales partners who provide leads, and in some cases, manage the complete sales process. Client support representatives and entry-level corporate sales representatives provide day-to-day administrative and operational support in order to maximize the selling time of the sales force.

     Educational and Governmental Accounts. The Companys government and education sales operations is based in Bristol, Pennsylvania and have concentrated on building educational-based sales by focusing on providing Windows and Intel-based (Wintel) solutions to the education market in the U.S.

Client and Technical Services

     The Company provides a wide range of client service and technical support, including nationwide toll-free pre-sale and post-sale telephone-based support. The Company believes that maintaining a direct client and technical support link with its clients is an important competitive factor and promotes client satisfaction. In addition, certain manufacturers require their remarketers to provide certain levels of technical support as an ongoing condition to authorize remarketers to sell their products. The Company is not outsourcing its customer support functions and will continue to directly support its IT product customers and technology clients.

Product Warranty and Service Policies

     In addition to providing its clients with manufacturers warranties, the Company offers its clients certain return privileges for products which have not been used or were damaged. Typically, such products can be returned to the Company within a certain time for a refund or credit. The Company believes that its product return policies are competitive with those offered by other remarketers. Historically, product returns generally have not represented a material exposure to the Company. Typically, manufacturer warranties are included as part of, and are packaged with, the product. When available from manufacturers, the Company also offers on-site and extended-term warranty and/or service policies as ancillary products available for sale through the PECOS.web or the Starbuyer eMarketplace. In addition to the Companys telephone-based technical support and manufacturer programs, the Company offers a full range of on-site and depot warranty and post-warranty service options in the U.S., generally through nationwide outsourcing agreements with third party service providers. Historically, product returns were centralized at Elcom Services Groups facilities, where the various tasks were performed that are necessary to either return products to inventory, to one of the Companys DFPs or to a manufacturer for credit, or to liquidate non-returnable items. In the U.S., the product returns process will be transitioned to Tech Data in accordance with the outsourcing agreement described herein.

Competition

     eBusiness Systems Marketplace. The market for eProcurement and eMarketplace solutions is relatively new and evolving rapidly. The Company expects competition in this market to intensify in the future. Among other factors, before licensing an eBusiness system, the Company believes potential clients consider the cost of the system compared to the level of features and functions available in electronic commerce applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a companys existing computer system. The Company competes with vendors of prepackaged electronic commerce software, vendors of software tools for developing electronic commerce applications and systems integrators. The Companys competitors include Ariba, Inc., Commerce One, Inc., Clarus Corporation, Oracle Corporation, and PurchasePro.com, Inc. The Company anticipates future competition from other emerging and established companies, possibly including Microsoft Corp., IBM, and SAP AG, all of which have announced products or alliances to offer Internet-based electronic commerce. The Companys potential competitors also include systems integrators such as Electronic Data Systems (EDS) and a number of EDI solution vendors, including Sterling Commerce, Inc. (SBC).

     Certain of these and other competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than the Company and thus may have more extensive sales or distribution networks and may be able to develop or respond more quickly to new or changing opportunities, technologies and client requirements. Also, many current and potential competitors have greater name recognition and more extensive client bases that could be leveraged, thereby gaining market share to the Companys detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have an adverse effect on the Companys business, results of operations and/or financial condition.

     IT Products Marketplace. The Company has invested substantial effort and capital to develop and implement its proprietary PECOS.web and Starbuyer front- and back-end systems, as well as for the associated hardware and electronic links with its primary DFPs. The overall market of companies which sell IT products is highly fragmented and both subsidiaries operate in an extremely competitive environment which is continuously evolving and subject to rapid technological change. Of the more than 10,000 total outlets, the Company believes that there are more than 1,000 significant IT product remarketers of various types in the U.S. and U.K. A prospective purchaser of PC products has the option to purchase directly from a manufacturer (e.g., IBM, Compaq, Dell Computer Corp.), from a major remarketer (e.g., CompuCom Systems, Inc.), from a computer mail order company (e.g., CDW Computer Centers, Inc., Micro Warehouse Inc.), from a systems integrator (e.g., EDS), from computer superstores (e.g., CompUSA Inc.), from Internet-based companies (e.g. Insight Enterprises, Inc.), from electronics superstores and from local computer stores, among others. The Company competes with all of these entities for the sale of its IT products. Each of these entities in the PC distribution channel competes on a wide variety of capabilities including price, delivery performance, breadth of products, services offered, overall convenience and in some cases, specialized and distinct capabilities. The advent and expansion of Internet-based sales companies has added substantial additional pressure to price competition in the marketplace and has continued to exacerbate gross profit pressures. Certain of the companies noted above and other potential competitors have substantially greater financial, technical and marketing resources than the Company and greater name recognition and more extensive client bases.

Intellectual Property

     The Companys success and ability to compete are dependent, in part, upon its proprietary technology. While the Company relies to a certain extent on trademark, trade secret, patent and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a competitive position. Although the Company has received a patent on certain, specific aspects of its PECOS technology, there can be no assurance that other entities will not develop, or have not developed, technologies that are similar or superior to the Companys technology. The source code for the Companys proprietary software also is protected both as a trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of the Companys products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Government Regulation

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce between PCs, among local area networks or on the Internet. However, due to the increasing popularity and use of PCs and the Internet, it is possible that additional laws and regulations may be adopted with respect thereto, covering issues such as user privacy, pricing and characteristics, taxation of Internet sales and quality of products and services. The adoption of any such laws or regulations may decrease the growth of electronic commerce and/or the Internet, which could in turn decrease the demand for the Companys products and increase the Companys cost of doing business or otherwise have an adverse effect on the Companys business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain.

Environmental Matters

     Based on the Companys experience to date, the cost of compliance with environmental matters has been immaterial and the Company believes that it is in material compliance with applicable environmental laws and regulations.

Personnel

     As of December 31, 2000, the Company had a total of 438 personnel, including 414 salaried and 24 hourly personnel. The Companys personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Companys future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future.

Company Trade Names and Trademarks

        The Company has referred to a variety of other entities and products in this Annual Report on Form 10-K, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

Item 2.  Properties

     As of December 31, 2000, the Company leased the properties set forth below, and rented seven other FSSOs. The following leases vary in length remaining, from 6 months to twelve years and, in some cases, include options to extend the lease terms (see also Note 8 to the Companys Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K).


                           APPROXIMATE
                             SQUARE
     LOCATION                FOOTAGE                       USE
---------------------    -----------------   ----------------------------------

Norwood,
Massachusetts                 36,000         Corporate Headquarters, Boston-area
                                             FSSO, elcom, inc.  Headquarters

Canton,
Massachusetts                 42,800         Elcom Services Group Headquarters
                                             (United States, East Coast)

Canton,
Massachusetts                 84,000         Elcom Services Group Configuration
                                             and Distribution
                                             (United States, East Coast)

Irvine,
California                    21,000         Elcom Services Group Configuration
                                             and Distribution
                                             (United States, West Coast)

New York                      5,570          elcom, inc. FSSO

Bristol,
Pennsylvania                  35,000         Elcom Services Group Administrative
                                             and FSSO

Slough, Berkshire (U.K.)      16,657         elcom, inc. (United Kingdom)
                                             Administrative and FSSO


Basingstoke, Hampshire
(U.K.)                        6,042          elcom, inc. (United Kingdom) FSSO

Redditch, Worcestershire
(U.K.)                        2,416          elcom, inc. (United Kingdom) FSSO


     Subsequent to December 31, 2000, as a result of the outsourcing agreement with Tech Data, as describes herein, the Company will not renew its Irvine, CA facility lease and anticipates sub-leasing its Canton, MA configuration and distribution facility.

     Subsequent to December 31, 2000, the Company sold its land and building in Redditch, Worcestershire, U.K. and is relocating to a new FSSO in Birmingham, U.K.

Item 3.  Legal Proceedings

        The Company is a party to various claims, disputes and other proceedings relating to former employees and other matters arising in the normal course of its business. Subsequent to December 31, 2000, the Company commenced an action against a software supplier to recover its acquisition cost and other expenses incurred in the purchase of certain software technology. In an unrelated matter, the Company is disputing a claim made by one of its software consultants for claimed work which the Company intends to defend. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.



                                    PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The Companys Common Stock trades on the Nasdaq National Market? under the symbol ELCO. As of December 31, 2000, there were approximately 226 stockholders of record of the Companys Common Stock. This number does not reflect persons or entities who hold their stock in nominee or street name through various brokerage firms which persons or entities are estimated by the Company to be in excess of 20,000 as of December 31, 2000. The high and low closing sales prices reported by the Nasdaq National Market for each of the quarters in the two year period ended December 31, 2000 are set forth in the table below. For the period from January 1, 2001 to March 19, 2001, such high and low closing sales prices were $5.125 and $1.719, respectively.

Quarter Ended                2000                           1999
------------------  -----------------------      --------------------------
                      High            Low          High              Low
                    --------       --------      --------          -------
March 31,           $35.4375       $14.0625      $ 4.0625          $1.5938
June 30,            $14.3750       $ 4.2500      $ 7.7500          $2.8750
September 30,       $ 7.0000       $ 4.4375      $ 6.3750          $3.7500
December 31,        $ 4.8750       $ 1.2188      $36.5000          $4.1563


     The Company has never declared or paid cash dividends on its Common Stock. The Company currently does not anticipate paying any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Companys earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Companys Board of Directors deems relevant.

Recent Sales of Unregistered Securities

     The Company issued a warrant to purchase 353,418 shares of Common Stock to Wit Soundview on December 30, 1999. The warrant was issued pursuant to the terms of a letter agreement, dated July 8, 1999, pursuant to which Wit Soundview agreed to act as a financial advisor to the Company. In that capacity, Wit Soundview introduced the Company to Cripple Creek, with whom the Company entered into the Structured Equity Line Flexible Financing Agreement, dated as of December 30, 1999 (described elsewhere herein). The warrant is exercisable and expires on December 30, 2002 and has an exercise price of $28.71 per share. Exemption from registration for the issuance of the warrant is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data for the Company for the years ended December 31, 1996 through December 31, 2000. The historical financial data for 1999 and 2000 is derived from the Consolidated Financial Statements of the Company audited by KPMG LLP. The historical financial data for 1996 to 1998 is derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP. This information should be read in conjunction with the Companys Consolidated Financial Statements and related Notes thereto and with Managements Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report. The data for the periods presented are not necessarily comparable because of various write-offs and write-downs in 1998 and 1999 and acquisitions consummated at various times during the periods presented.



                                                               Years ended December 31,
                                             ----------------------------------------------------------
                                                1996       1997         1998        1999        2000
                                             ---------  ----------  -----------  ----------  ----------
INCOME STATEMENT DATA (1):
Net sales                                    $ 620,115  $  760,136  $  763,600   $  485,828  $  317,985
Gross profit                                    70,039      90,394       76,942      43,401      31,074
Selling, general and administrative expenses    57,551      70,200       80,285      63,426      50,864
Research and development expenses                1,200       1,275        1,178       1,343       1,695
Asset impairment, restructuring and other
  related charges                                   --          --       12,892      19,272          --
                                             ---------  ----------  -----------  ----------  ----------
Operating profit (loss)                         11,288      18,919      (17,413)    (40,640)    (21,485)
Interest and other income (expense), net        (2,303)     (4,142)      (7,664)     (2,221)        945
                                             ---------  ----------  -----------  ----------  ----------
Income (loss) before income taxes                8,985      14,777      (25,077)    (42,861)    (20,540)
Income tax expense (benefit)                     3,410       4,489          484        (323)       (786)
                                             ---------  ----------  -----------  ----------  ----------
Net income (loss)                            $   5,575  $   10,288  $   (25,561) $  (42,538) $  (19,754)
                                             =========  ==========  ===========  ==========  ==========

Basic net income (loss) per share            $    0.21  $     0.38  $     (0.94) $    (1.53) $    (0.65)
Basic weighted average shares outstanding       26,363      26,937       27,322      27,846      30,487
                                             ---------  ----------  -----------  ----------  ----------
Diluted net income (loss) per share          $    0.19  $     0.35  $     (0.94) $    (1.53) $    (0.65)
                                             =========  ==========  ===========  ==========  ==========

Diluted weighted average shares
  outstanding                                   29,739      29,461       27,322      27,846      30,487
                                             =========  ==========  ===========  ==========  ==========



                                                December 31,
                              -----------------------------------------------
                                 1996      1997     1998      1999      2000
                              --------- --------- --------- -------- --------
CONSOLIDATED BALANCE SHEET DATE (1):
Total current assets          $ 210,185 $ 277,806 $ 220,415 $ 86,896 $ 80,679
Total assets                    260,769   332,068   261,851   98,039   95,204
Total current liabilities       161,158   218,300   175,929   50,851   63,790
Long-term liabilities, net
  of current portion              1,008     3,465       905      260      813
Total stockholders equity        98,603   110,303    85,017   46,928   30,601


(1) The acquisition of AMA was accounted for on a pooling of interests basis. As a result, the Companys results of operations have been restated back to the Companys inception to include the results of operations of AMA.

Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     The Company was originally founded in 1992 as Elcom Systems, Inc., as a developer of electronic commerce software. The Company formed another company in December 1993, which is now known as Elcom Services Group, to prove and use its technology by selling IT products, primarily PCs and associated peripherals, using its electronic commerce software and Elcom Services Group experienced rapid growth for several years. The Company achieved this initial growth by using its proprietary PECOS procurement application and by offering the use of PECOS through Elcom Services Group to its clients and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six computer products remarketers. To date, substantially all of the Companys net sales have been derived from the sale of IT products in the U.S. and U.K., to business and corporate clients. In addition, the Company, through elcom, inc., offers licenses of its PECOS technologies, including PECOS.ipm, its Internet-based and remotely-hosted automated eProcurement system, and as of October 3, 2000, PECOS.iem, Version 2.0 of its eMarketplace enabling technology. The Company also provides implementation and consulting services to its clients. In March 1999, elcom, inc. commenced operating Starbuyer.com, its first generation Internet business to business eMarketplace, as a proof of concept to develop and utilize eMarketplace enabling technology by selling IT products.

     On July 31, 1999, the Company completed the sale of the substantial majority of its U.K. group operations. Generally, the Company sold its U.K. field-based sales operation, professional services organization, distribution business, and certain inventories and fixed assets. The disposed operations accounted for approximately 75% of the Companys U.K. revenues and 67% of its U.K. operating income in the first seven months of 1999 (excluding the asset impairment and other related charges). The Company retained its U.K. telemarketing group as its primary sales force. In March 2001, the U.K. IT products reseller introduced Starbuyer Gold, an Internet-based eMarketplace similar to Starbuyer.com in the U.S.

elcom, inc.

     elcom, inc. is the eBusiness technology subsidiary of the Company that develops and licenses the Companys Internet-based, remotely-hosted applications (eProcurement and eMarketplace systems.)

     Beginning in the latter half of 1998, the Company shifted its focus from marketing its PECOS Commerce Manager (PECOS.cm) client/server sell-side system technology to investing in the development of PECOS Procurement Manager (PECOS.PM), its intranet-based automated procurement management system and more recently, to PECOS.ipm, its remotely-hosted automated procurement system. During 1999 and 2000, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS.cm and its PECOS.PM technology, thereby negatively affecting technology-based revenues during this product transition period.

     In  March  1999,   elcom,   inc.   launched  its   Starbuyer.com   Internet
eMarketplace, from which elcom, inc. markets and sells over 200,000 products manufactured by numerous suppliers to companies in a 24x7 environment. elcom, inc. intends to become a leading supplier of multiple commodity-type products to businesses. The Company made Starbuyer.com available to Elcom Services Groups client base and, for those clients who wished to purchase products as users/members of the Starbuyer.com eMarketplace and at their request, the Company transitioned their accounts to elcom, inc., which accordingly increased elcom, inc.s. revenues. This transition included setting up clients on separate systems used by elcom, inc., including the Starbuyer.com eMarketplace which the Company believes represents a more efficient methodology for transactions with clients. The Company expects to expand its client base and encourage repeat transactions through various marketing programs, including telemarketing, promotional campaigns and strategic alliances intended to provide access to incremental clients.

     Starbuyer.com recorded IT product sales and related service revenues of approximately $128.2 million for the year ended December 31, 2000 compared to $56.1 million in the year ended December 31, 1999.

     In total, elcom, inc.s consolidated gross profit from U.S. operations for the year ended December 31, 2000 was $10.3 million compared to $5.1 million in the year ended December 31, 1999. elcom, inc.s U.S. operating expenses increased by approximately $12.0 million from 1999 to 2000 as the Company continued to staff the entity to support expected growth of its business segments. Consequently, the operating loss generated by elcom, inc.s U.S. operations increased by $6.8 million to $17.2 million during the year ended December 31, 2000 versus an operating loss of $10.4 million in 1999. The Companys U.K. telemarketing group currently uses PECOS.web as its eBusiness system for its clients. In the first quarter of 2001, the U.K. group launched Starbuyer Gold, an owned and operated eMarketplace similar to Starbuyer.com, in the U.S. In the year ended December 31, 2000, the U.K. generated revenues of $82.1 million and gross profit of $9.1 million.

     On October 3, 2000, the Company announced Version 2.0 of PECOS.iem, the Companys second generation eMarketplace enabling technology. Phase one of its first (external) eMarketplace became operational with the Commonwealth British Council at cbcmarketplace.net on March 12, 2001. The Companys strategy is to become a leader in the area of enabling and remotely-hosting eMarketplaces using this technology.

     During 1999 and 2000, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS.cm and its PECOS.PM technology, thereby negatively affecting technology-based revenues during this product transition period.

     For the years  ended  December  31,  2000 and 1999,  elcom,  inc.  reported
revenues  from  licenses,   including  associated   professional   services  and
maintenance fees of approximately $1.0 million.

     The Companys list of clients and perspective clients is expanding and as more companies become aware of the advantages of the Companys remotely-hosted systems, the Company expects to increase the number of licenses signed.

Elcom Services Group, Inc.

     Elcom Services Group markets and sells IT products and professional services to enterprise business clients which typically require specialized services.

     Primarily due to declining gross profit margins with certain large customers and increasing inventory risks in 1999, the Company introduced a strategy for Elcom Services Group to reduce its revenues and related inventory exposure by declining to do business with clients that have not paid the Company on time as per agreements, or demanded pricing which the Company was not willing to provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy has resulted in a significant and planned decrease in revenues in 2000 compared to 1999, but has effectively eliminated a majority of the Companys marginal clients and exposure thereto.

     Elcom Services Groups revenues and resultant gross profit are affected by price reductions and decreases in vendor support programs offered by computer manufacturers. Consequently, in order to increase gross profit, the Company must sell incremental amounts of PCs to offset such price reductions which amplifies the impact of any slowdown in corporate client demand on the Companys gross profit. Although these manufacturer cutbacks have been substantial over the last several years, Elcom Services Group has increased its gross profit margin in 2000, primarily due to its aforementioned strategy of declining to do business with clients that demand unacceptable pricing. Manufacturers price reductions require Elcom Services Group to increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases if it is to sustain its level of gross profit dollars. The Company experienced a softening of demand from its clients that began in the third quarter of 1998, which, at that time, the Company attributed to the Asian financial crisis and related uncertainties in worldwide financial markets, that impacted some of the Companys clients capital spending programs. The Company believes that the relatively soft demand, which continued during 1999 and 2000 related to many factors, including Year 2000 concerns as well as a general slow-down seen in the business PC markets. Elcom Services

Groups gross margins may vary from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors. As a result of the outsourcing agreement with Tech Data described herein, the Companys IT product revenues will begin to reflect more transaction-oriented fees, which are related to the amount of gross profit generated on IT product sales. When fully transitioned to Tech Data, reported transaction fees, which will be the only revenues recorded on IT product sales, are expected to be approximately 6% to 8% of previously reported IT product revenues in the U.S. Services-oriented revenues will continue to be reported as they have been historically.

Dresdner Kleinwort Wasserstein Engagement

     On January 10, 2001, the Company announced that it has engaged Dresdner Kleinwort Wasserstein to identify and evaluate options available to the Company to maximize stockholder value including potential strategic financing alternatives for elcom, inc.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales for each of the years in the three-year period ended December 31, 2000:


                                                     Year ended December 31,
                                                      1998    1999    2000
                                                     ------  ------  ------
Net sales .........................................   100%    100%     100%
Gross profit ......................................    10       9       10
Selling, general and administrative expenses ......    11      13       16
Asset impairment, restructuring and other related
  charges .........................................     1       4        -
Operating profit (loss) ...........................    (2)     (8)      (7)
Interest expense ..................................     1       1        -
Income tax expense (benefit).......................     -       -        -
                                                     ------  ------  ------
Net income (loss) .................................    (3)%    (9)%     (6)%
                                                     ======  ======  ======

Results of Operations

Year ended December 31, 2000 compared to the year ended December 31, 1999.

     Net Sales. Net sales for the year ended December 31, 2000 decreased to $318.0 million from $485.8 million in 1999, a decrease of $167.8 million or 34.5%. This decrease was primarily due to the sale of a substantial majority of the Companys U.K. remarketer group operations in July 1999, as well as an industry-wide slowdown of PC and related product sales. Largely as a result of these reasons, sales of the Companys U.K. based operations decreased from $193.3 million to $82.1 million for the year, a 57.5% decrease. U.S. net sales decreased from $292.5 million to $235.9 million, a decrease of 19.4%, primarily due to an industry-wide slowdown and continued adherence to the Companys strategy to reduce its exposure to clients that do not pay on time, demand pricing that negatively impacts margins or that would require unacceptable inventory exposure.

     Gross Profit. Gross profit for the year ended December 31, 2000 decreased to $31.1 million from $43.4 million in 1999, a decrease of $12.3 million or 28.4%. The decrease in gross profit dollars is primarily a result of the decrease in net sales as described above. Gross profit as a percentage of net sales increased to 9.8% in 2000 from 8.9% in 1999 as the Company reduced its exposure to clients who demanded pricing that negatively impacted margins. The increase in gross profit margin was partially offset by a decrease in the availability of manufacturer rebate and incremental discount programs.

     Selling, General and Administrative Expenses. Total selling, general and administrative expenses for the year ended December 31, 2000 decreased to $50.9 million from $63.4 million in 1999, a decrease of $12.5 million or 19.8%. Most of this decrease reflected the sale of a substantial majority of the Companys U.K. operations in July 1999. As a percentage of sales, selling, general and administrative expenses for the year ended December 31, 2000 rose to 16.0% compared to 13.0% in 1999 due to a decrease in sales while many administrative and overhead expenses remained fixed. In the event that the Companys SG&A expenses are not reduced commensurate lean with the generation of transaction-oriented fees expected as a result of the Tech Data outsourcing arrangement, then during the transition period the Companys operating losses may increase.

     Research and Development Expense. Research and development expense for the years ended December 31, 2000 and 1999 were $1.7 million and $1.3 million, respectively, an increase of $0.4 million or 26.2%. The expenditures reflect the on-going product development of the PECOS.ipm technology prior to technological feasibility.

     Interest Expense. Interest expense for the year ended December 31, 2000 decreased to $1.6 million from $3.2 million in the comparable year of 1999, a decrease of $1.6 million. Interest expense in both periods results from the line of credit borrowings. The reduction in 2000 is a reflection of the 48% decrease in average monthly borrowings under the Companys line of credit, partially offset by an increase in average U.S. interest rates from 8.25% in 1999 to 9.75% in 2000.

     Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 2000 increased to $2.5 million from $1.0 million in 1999. This increase was primarily a result of recording an $0.8 million gain on the sale of assets related to the receipt of funds which were being held in escrow pursuant to the U.K. remarketer group Purchase and Sale Agreement. Additionally, the Company had an 89% increase in average monthly interest earnings due to a higher monthly cash balances and an increase in interest rates in the U.S during 2000.

     Income Tax Expense (Benefit). The income tax benefit in 1999 primarily relates to the refund of income taxes paid in prior years in the U.K., net of certain estimated current state income taxes payable by the Company. The income tax benefit in 2000 relates to the refund of income taxes paid in prior years in the U.K.

     Net Income (Loss). The Company generated a net loss for the year ended December 31, 2000 of $19.8 million as a result of the factors described herein.

Year ended December 31, 1999 compared to the year ended December 31, 1998

     Net Sales. Net sales for the year ended December 31, 1999 decreased to $485.8 million from $763.6 million in the year ended December 31, 1998, a decrease of $277.8 million or 36.4%. Net sales in the U.S. decreased to $292.5 million in 1999 from $449.8 million in 1998, a 35% decrease. Professional services revenues of Elcom Services Group for the year increased 0.9% from approximately $13.1 million in 1998 to $13.2 million in 1999. The Company experienced substantial difficulties and inefficiencies with its Oracle-based systems implementation which significantly impacted operations, logistics, fulfillment and resultant profitability through 1999. The Company believes the decrease in U.S. sales reflects the continued soft demand, possibly due to certain of its clients focusing on Year 2000 efforts and possibly deferring purchases of computer products, as well as a general softening of demand from its larger clients. The Company believes that there is potential for a rebound or partial rebound in U.S. computer product demand once its clients have completed their Year 2000 efforts. The Company introduced a strategy in early 1999 to reduce its revenues and related inventory exposure, by declining to do business with clients that do not pay the Company on time, or demand pricing that the Company cannot provide due to many factors, including decreases in marketing development funding from various manufacturers. This has resulted in a significant decrease in revenues in 1999 compared to 1998, but has effectively eliminated the Companys marginal clients.

     Net sales of the Companys U.K. based operations decreased to $193.3 million in 1999 from $313.8 million in 1998, a decrease of 38%. Results in the U.K. were effected by the disposal of the substantial majority of its U.K. remarketer operations on July 31, 1999 as well as continued softening in demand, consistent with a general economic slowdown in 1999 versus 1998 and Year 2000 concerns.

     Gross Profit. Gross profit for the year ended December 31, 1999 decreased to $43.4 million from $76.9 million in the year ended December 31, 1998, a decrease of $33.5 million, or 44%. The decrease in gross profit dollars reflects the decrease in net sales, as well as a decrease in the gross profit percentage between 1998 and 1999. Gross profit as a percentage of net sales decreased from 10.1% in 1998 to 8.9% in 1999. The gross profit percentage was higher in 1998 due to direct purchasing programs with certain manufacturers in the U.S. which have been curtailed by the Company in 1999 due to changes in certain manufacturers product-distribution policies, as well as a decrease in the availability of manufacturer rebate and incremental discount programs. The
Company anticipates ongoing pressure on its business computer products gross margins, the impact of which it intends to mitigate with a more streamlined corporate infrastructure focused on Internet-based selling, and by leveraging the Companys electronic commerce experience and software capabilities. The
Company experienced substantial difficulties and inefficiencies with its Oracle-based systems implementation which significantly impacted operations, logistics, fulfillment and resultant profitability through 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses for the year ended December 31, 1999 decreased to $63.4 million from $80.3 million in the year ended December 31, 1998, a decrease of $16.9 million or 21%. This decrease is primarily attributable to the restructurings accomplished by the Company in late 1998, a reduction in amortization expense, net of the cost of the Companys increased investment in elcom, inc.s infrastructure to support the anticipated future growth of the Internet-based storefront businesses and the reduction of SG&A expenses associated with the disposed U.K. operations. The Company intends to continue to increase its marketing expenditures to support the branding and growth of elcom, inc.

     Overall, SG&A expenses increased as a percentage of net sales for the year ended December 31, 1999 to 13% from 10.5% in 1998, which primarily results from a lower level of net sales in 1999, net of expense reductions.

     Research and Development Expense. Research and development expense remained essentially flat in 1999 compared with 1998. The expenditures reflect a transition from product development (in particular, the recently announced Internet-based and remotely-hosted version of elcom, inc.s PECOS technology, PECOS.ipm) to marketing and deployment of the product with clients, the cost of which is not reflected in research and development expense. The Companys research and development expense continues to focus on developing incremental functionality and features for its PECOS product line using Java programming/code and other tools and techniques. The Company expects to increase its investments in research and development as it enhances PECOS.ipm, its remotely-hosted automated procurement system.

     Asset Impairment, Restructuring and Other Related Charges. In the second quarter of 1999, the Company recorded charges of $19.5 million related to the July 31, 1999 sale of the substantial majority of its U.K. remarketer operations, as further described elsewhere herein. See Footnote 9 of the consolidated financial statements.

     In the 1998 period, the Company recorded a charge of $12.9 million related to a restructuring of certain of its U.S. operations as further described elsewhere herein. See Footnote 9 of the consolidated financial statements.

     Interest Expense. Interest expense for the year ended December 31, 1999 decreased to $3.2 million from $8.4 million in 1998. Interest expense in both periods reflects floor plan line of credit borrowings in support of the Companys accounts receivable and inventory balances and for 1999 is reflective of the decrease in the Companys net sales, improved collection of receivables and substantially lower inventory balances compared with 1998, as well as lower interest rates in 1999 versus 1998.

     Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 1999 increased to $1.0 million from $0.7 million in 1998. Other income in the 1999 period includes proceeds of $418,000 resulting from the lapsing (without exercise) of options sold in 1997 to acquire the Companys interest in ShopLink.com, inc. ShopLink.com, inc., ceased operations in late 2000.

     Income Tax Provision. The income tax recovery in 1999 primarily relates to the estimated recovery of income taxes by the Companys U.K. based operations, net of certain estimated current state and federal income taxes payable by the Company. The Company has net operating loss carryforwards which were not reflected as a benefit in either the Companys 1998 or 1999 financial statements.

     Net Income. The Company reported a net loss of $42.5 million for the year ended December 31, 1999, versus a net loss of $25.6 million in 1998 as a result of the asset impairment charge and other factors described herein.

Liquidity and Capital Resources

     Net cash used in operating activities for the year ended December 31, 2000 was $1.5 million, which is primarily due to the net loss of $19.8 million and other cash uses which were partially offset by $6.0 million in depreciation and amortization, a $4.4 million decrease in accounts receivable and an $8.4 million increase in accounts payable. Net cash used in investing activities was $7.3 million, consisting primarily of $8.4 million in additions to property, equipment and software. Net cash provided by financing activities was $9.0 million, including a $3.8 million net increase in borrowings under lines of credit, and $5.4 million provided by the net exercise of stock options and warrants and repurchase of treasury stock.

     At December 31, 2000, the Companys principal sources of liquidity included cash and of $32.3 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation (DFSC). As of December 31, 2000, the Company had borrowings aggregating approximately $33.2 million outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder. For detailed information concerning this line of credit, see Note 5 to the consolidated financial statements.

     Cash and cash equivalents of $15 million were pledged as collateral for a Letter of Credit that secured a portion of the DFSC facility. Subsequent to December 31, 2000, the pledge and Letter of Credit were reduced to $10 million.

     The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the U.S.) and accounts receivable and contain customary covenants, including financial covenants with respect to the Companys net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company received a waiver from DFSC concerning certain covenants for 2000.

     Subsequent to December 31, 2000, the Company outsourced its IT product fulfillment, inventory, logistics, and product configuration in the U.S. to Tech Data. As a result of this agreement, the Companys working capital requirements for inventory and accounts receivable will be substantially reduced overall, with the U.S. operations virtually nil and the U.K. operations as described below. Accordingly, on February 5, 2001, the Company notified DFSC of its intent to terminate its DFSC line of credit in the U.S. by May 7, 2001. During the termination period, the DFSC facility provides for aggregate U.S. borrowings of up to $20 million through April 15, reducing to $10 million through May 7, the date at which the DFSC line of credit in the U.S. will terminate. Borrowings under the line of credit will be extinguished by cash received from accounts receivable balances and, if necessary, cash. As Tech Data will take title to IT products sold, the Companys revenues will being to reflect more transaction-oriented fees, which are related to the amount of gross profit generated on IT product sales. When fully transitioned to Tech Data, reported transaction fees, which will be the only revenues recorded on product sales, are expected to be approximately 6% to 8% of previously reported IT product revenues in the U.S. Services-oriented revenues will continue to be reported as they have been historically. The Company also anticipates that its SG&A costs will decrease as a result of the reduction in infrastructure that is required to support the Tech Data outsource model. The Company will receive transaction-oriented fees from Tech Data as an agent on each IT product sale made to clients.

     Subsequent to December 31, 2000, the Company refinanced its DFSC line of credit in the U.K. with Lloyds TBS Commercial Finance Limited (Lloyds) under terms substantially similar to the prior DFSC terms. The Lloyds credit facility provides for aggregate borrowings of up to 10.0 million (or approximately $14.4 million) in the U.K. Availability is based upon Lloyds determination of eligibility based on accounts receivable. Amounts outstanding bear interest at the Base Rate of Lloyds plus 1.5%.

     The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation (IBMCC) to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to U.S. operations only. At December 31, 2000, the Company had borrowings outstanding of approximately $137,000 from IBMCC on its floor plan line of credit. These amounts are included in accounts payable in the consolidated balance sheet.

     On December 30, 1999, the Company signed a structured Equity Line Flexible Financing Agreement (Equity Line) with Cripple Creek Securities LLC (Cripple Creek), which was introduced to the Company by Wit Soundview Group, Inc. (Wit Soundview). Under the terms of the agreement the Company may sell to Cripple Creek up to $50 million of Common Stock over an 18-month period at a price note less than $4.00 per share commencing June 12, 2000, the date the Company could first sell Common Stock to Cripple Creek. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. On May 11, 2000, the Companys registration statement on Form S-3 with the Securities and Exchange Commission was declared effective for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of the warrants held by Wit Soundview.

     The Equity Line provides that the Company, at its option, may sell up to $10 million of common stock during each monthly investment period, up to a maximum aggregate total of $50 million. Cripple Creek may require the Company to sell additional shares of Common Stock to it, up to an amount equal to the amount the Company decided to sell during such investment period, but no less than $1 million, at a price equal to 100% of the lowest volume-weighted average sale price during the five days immediately preceding the notice of purchase delivered to the Company by Cripple Creek up to an aggregate, in total, of $50 million. The Equity Line allows the Company to set a minimum price, but not less than $4 per share, that the common stock sold must be purchased at, during any particular investment period. The Company also will issue to Cripple Creek, warrants to purchase 15,000 shares of common stock, for each $1 million of common stock sold by the Company, provided that warrants to acquire at least a minimum total of 150,000 shares (100,000 shares under certain circumstances) will be issuable upon termination of the Equity Line. The exercise price of the warrants will equal 120% of the average price paid by Cripple Creek for the common stock purchased under the Equity Line. The Company is not obligated to sell any minimum amount of common stock under the Equity Line. In September 2000, as a test of the process, the Company sold 60,952 shares to Cripple Creek under the equity line for $320,000.

     The Equity Line will be in effect for a period of 18 months, ending on December 2001. The Company may, at its option, terminate the Equity Line at any time.

     The Companys principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investments in property, equipment and software, and research and development.

     The Company believes that its cash, cash equivalents and accounts receivable, together with its existing sources of equity and its liquidity and cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year and so long as its financing sources continue to make lines of credit available. However, there can be no assurance the Companys lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary or that the Companys stock price will increase to the minimum level of $4.00, at which point the Company could elect to utilize the Equity Line available from Cripple Creek as described herein.

Seasonality and Impact of Inflation

     In prior years, the Company has not experienced seasonality in its business. Generally, however, sales in the business and computer products remarketer industry slow in the summer months and, in the U.S., are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the U.K. Due to its current size and the nature of its client base, the Companys sales have reflected this seasonality in 1999 and 2000 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

     Inflation has been relatively low in recent years and accordingly, the Company has not been significantly impacted by the effects of general inflation. However, since the latter half of 1996, the Company has been increasingly impacted by the low unemployment rate in certain of its markets, particularly in the Northeastern U.S. and the U.K.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Companys objectives, plans and strategies set forth herein and those preceded by or that include the words believes, expects, targets, intends, anticipates, plans, or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Companys expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Companys future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing; the potential dilutive effect of the Equity Line, the overall marketplace and clients acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors; the ability of Tech Data to fulfill its obligations under the outsourcing arrangements, and the Companys resultant reliance on Tech Data, customers willingness to transition their IT product purchases to Tech Data, control of expenses, revenue growth, price decreases of PC products, corporate demand for and availability of PC products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Annual Report on Form 10-K, the Companys 1999 Annual Report on Form 10-K and in the Companys other SEC reports and statements, including particularly the Companys Risk Factors contained in the prospectus included as part of the S-3 Registration Statement that became effective on May 11, 2000.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in inventory values, interest rates and exchange rates, which could affect its future results of operations and financial condition. The Companys risk associated with inventory values is discussed elsewhere in this Form 10-K.

     The Companys cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on December 31, 2000 balances, the Company estimates that a 1% change in interest rates would have no impact on income (loss) before income taxes.

     The Companys investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders Equity. To date, such fluctuations have amounted to an accumulated amount of $(871,000).

Item 8.  Financial Statements and Supplementary Data

     See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings (loss) per share and quarterly financial information for the Company are included in Notes 13 and 14, respectively, of the Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     No items to report.


Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information concerning the directors of the Company is set forth in the definitive Proxy Statement (the Proxy Statement) to be sent to stockholders in connection with the Companys 2001 Annual Meeting of Stockholders to be held at Occasions Banquet Facility, under the heading Election of Directors, which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading Management - Executive Officers, which information is incorporated herein by reference.


Item 11.  Executive Compensation

     The information concerning executive compensation is set forth in the Proxy Statement under the heading Executive Compensation, which information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading Principal Stockholders and Management Ownership, which information is incorporated herein by reference.


Item 13.  Certain Relationships and  Related Transactions

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading Certain Transactions, which information is incorporated herein by reference.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The  following  documents  are filed as part of this Annual  Report on Form
10-K:

     (a)  (1) Consolidated Financial Statements:

               See Index to Consolidated Financial Statements on page F-1.

     (2) Consolidated Financial Statement Schedule for each of the Three Years in the Period Ended December 31, 2000:

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

     (b)  Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated January 26, 2001, regarding the engagement of Dresdner Kleinwort Benson North America LLC (DrKB) to identify and evaluate options available to the Company to maximize stockholder value.

     (c)  Exhibits:

          See Index to Exhibits beginning on page E-1.

  ---------------------------------------------------------------------------


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

                                           Elcom International, Inc.
                                           (Registrant)

Date:  March 30, 2001                      By: /s/  Robert J. Crowell
                                           Robert J. Crowell
                                           Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Signatures                         Title                      Date
------------------------     ----------------------------   --------------

/s/  Robert J. Crowell       Chairman of the                March 30, 2001
---------------------------- Board of Directors
Robert J. Crowell            and Chief Executive Officer
                             (Principal Executive Officer)

/s/  Peter A. Rendall        Corporate Executive            March 30, 2001
---------------------------- Vice President,
Peter A. Rendall             Chief Financial Officer
                             and Secretary (Principal Financial
                             and Accounting Officer)

/s/  William W. Smith        Vice Chairman and Director     March 30, 2001
----------------------------
William W. Smith

/s/  Richard J. Harries, Jr. Director                       March 30, 2001
----------------------------
Richard J. Harries, Jr.

/s/  John W. Ortiz           Director                       March 30, 2001
----------------------------
John W. Ortiz

                       CONSOLIDATED FINANCIAL STATEMENTS

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000


The following consolidated financial statements of Elcom International, Inc. are included in response to Item 8:

                                                                    Page

Independent Auditors Report                                         F-2
Report of Other Independent Public Accountants                      F-3
Consolidated Balance Sheets as of December 31, 1999 and 2000        F-4
Consolidated Statements of Operations and Other
  Comprehensive Income (Loss) for the years ended
  December 31, 1998,  1999 and 2000                                 F-5
Consolidated Statements of Stockholders Equity for the years
  ended December 31, 1998, 1999 and 2000                            F-6
Consolidated Statements of Cash Flows for the years
  ended December 31, 1998, 1999 and 2000                            F-7
Notes to Consolidated Financial Statements                          F-8 to F-23

                          Independent Auditors' Report

To the Board of Directors and Shareholders of Elcom International, Inc.

We have audited the accompanying consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations and other comprehensive income
(loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP

KPMG LLP

Boston, Massachusetts
February 9, 2001

REPORT OF OTHER INDEPENDENT PUBLIC ACCOUNTANTS


To Elcom International, Inc.:


We have audited the accompanying consolidated statements of operations and other comprehensive income, stockholders' equity, and cash flows of Elcom International, Inc. and Subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of Elcom International, Inc.s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Elcom International, Inc.s operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP


Boston, Massachusetts
March 23, 1999

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                                                       December 31,
                                                                                     1999        2000
                                                                                  ---------   ---------
                                 ASSETS

     CURRENT ASSETS:
             Cash and cash equivalents (including restricted
                 cash of $15,000,000 at December 31, 2000)                        $  34,159   $  32,313
                                                                                  ---------   ---------
             Accounts receivable (Notes 2 and 5):
                     Trade                                                           45,571      41,311
                     Other                                                            8,321       5,280
                                                                                  ---------   ---------
                                                                                     53,892      46,591
                     Less-Allowance for doubtful accounts                             3,838       2,400
                                                                                  ---------   ---------
                             Accounts receivable, net                                50,054      44,191
             Inventory (Note 5)                                                       1,462       1,992
             Prepaids and other current assets                                        1,221       2,183
                                                                                  ---------   ---------
                     Total current assets                                            86,896      80,679
                                                                                  ---------   ---------
     PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
             Computer hardware and software                                          24,730      31,001
             Land, buildings and leasehold improvements                               2,710       3,026
             Furniture, fixtures and equipment                                        5,755       7,308
                                                                                  ---------   ---------
                                                                                     33,195      41,335
             Less -- Accumulated depreciation and amortization                       22,230      27,182
                                                                                  ---------   ---------
                                                                                     10,965      14,153

     OTHER ASSETS                                                                       178         372
                                                                                  ---------   ---------
                                                                                  $  98,039   $  95,204
                                                                                  =========   =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
             Lines of credit (Note 5)                                             $  29,870   $  33,241
             Accounts payable                                                        12,440      20,237
             Accrued expenses and other current liabilities                           8,230       9,191
             Current portion of capital lease obligations (Note 8)                      311         474
             Short-term debt (Note 6)                                                    --         647
                                                                                  ---------   ---------
                     Total current liabilities                                       50,851      63,790
                                                                                  ---------   ---------
     CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION  (Note 8)                        260         813
                                                                                  ---------   ---------
                     Total liabilities                                               51,111      64,603
                                                                                  ---------   ---------

     COMMITMENTS AND CONTINGENCIES (Note 8)

     STOCKHOLDERS' EQUITY (Note 7):
             Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
                     Issued and outstanding  none                                        --          --
             Common stock, $.01 par value; Authorized -- 50,000,000 shares --
                     Issued --  29,128,585 and 31,207,477 shares                        291         312


             Additional paid-in capital                                             106,111     114,196
             Accumulated earnings (deficit)                                         (58,730)    (78,484)
             Treasury stock, at cost -- 257,739 and 409,609 shares                   (1,282)     (4,552)
             Accumulated other comprehensive income (loss)                              538        (871)
                                                                                  ---------   ---------
                     Total stockholders' equity                                      46,928      30,601
                                                                                  ---------   ---------
                                                                                  $  98,039   $  95,204
                                                                                  =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)





                                                                                 For the years ended December 31,
                                                                                   1998         1999        2000
                                                                                ----------  ----------  ----------

     Net sales                                                                  $  763,600  $  485,828  $  317,985
     Cost of sales                                                                 686,658     442,427     286,911
                                                                                ----------  ----------  ----------
     Gross profit                                                                   76,942      43,401      31,074
                                                                                ----------  ----------  ----------

     Operating Expenses:
             Selling, general and administrative                                    80,285      63,426      50,864
             Research and development                                                1,178       1,343       1,695
             Asset impairment, restructuring and other related charges (Note 9)     12,892      19,272          --
                                                                                ----------  ----------  ----------
     Total operating expenses                                                       94,355      84,041      52,559
                                                                                ----------  ----------  ----------
     Operating profit (loss)                                                       (17,413)    (40,640)    (21,485)

     Interest expense                                                               (8,355)     (3,174)     (1,567)
     Interest income and other, net                                                    691         953       2,512
                                                                                ----------  ----------  ----------
     Income (loss) before income taxes                                             (25,077)    (42,861)    (20,540)
     Income tax expense (benefit) (Note 11)                                            484        (323)       (786)
                                                                                ----------  ----------  ----------

     Net income (loss)                                                          $  (25,561)  $ (42,538)  $ (19,754)
     Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                                          360        (307)     (1,409)
                                                                                ----------  ----------  ----------

     Other comprehensive income (loss)                                          $ (25,201)  $  (42,845)  $  (21,163)
                                                                                ==========  ==========   ==========

     Basic and diluted  net income (loss) per share                              $   (0.94)  $   (1.53)  $    (0.65)
                                                                                ==========  ==========   ==========

     Basic and diluted weighted average shares outstanding                          27,322      27,846       30,487
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except number of shares)




                                                                            Accumulated
                                       Common Stock Additional  Accumulated   Treasury     Other       Total
                                          Number     $.01 Par     Paid-in     Earnings     Stock,   Comprehensive  Stockholders
                                         Of Shares    Value       Capital     (Deficit)    At Cost  Income (Loss)     Equity
                                        ----------   --------   ----------   ----------   ---------   ---------    -----------
BALANCE, DECEMBER 31, 1997              27,218,239   $   272    $  100,726   $    9,369   $    (549)  $     485    $   110,303
  Exercise of common stock options         328,822         3           545           --          --          --            548
  Purchase of treasury stock                    --        --            --           --        (633)         --           (633)
  Net loss                                      --        --            --      (25,561)         --          --        (25,561)
  Cumulative translation adjustment             --        --            --           --          --         360            360
                                        ----------   -------    ----------   ----------   ---------   ---------    -----------

BALANCE, DECEMBER 31, 1998              27,547,061   $   275    $  101,271   $  (16,192)  $  (1,182)  $     845    $    85,017
  Exercise of common stock options       1,581,524        16         4,840           --          --          --          4,856
  Purchase of treasury stock                    --        --            --           --        (100)         --           (100)
  Net loss                                      --        --            --      (42,538)         --          --        (42,538)
  Cumulative translation adjustment             --        --            --           --          --        (307)          (307)
                                        ----------   -------    ----------   ----------   ---------   ---------    -----------

BALANCE, DECEMBER 31, 1999              29,128,585  $    291    $  106,111   $  (58,730)  $  (1,282)  $     538    $    46,928
  Exercise of common stock options       2,017,940        20         8,618           --          --          --          8,638
  Sale of common stock                      60,952         1           319           --          --          --            320
  Cost of capital                               --        --          (852)          --          --          --           (852)
  Purchase of treasury stock                    --        --            --           --      (3,270)         --         (3,270)
  Net loss                                      --        --            --      (19,754)         --          --        (19,754)
  Cumulative translation adjustment             --        --            --           --          --      (1,409)        (1,409)
                                        ----------   -------    ----------   ----------   ---------   ---------    -----------

BALANCE, DECEMBER 31, 2000              31,207,477   $   312    $  114,196   $  (78,484)  $  (4,552)  $    (871)   $    30,601
                                        ==========   =======    ==========   ==========   =========   =========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                  For the years ended December 31,
                                                                   1998         1999        2000
                                                                 ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (25,561)  $ (42,538)  $ (19,754)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities --
      Gain on sale of fixed assets                                      --          --        (680)
      Depreciation and amortization                                  9,691      16,313       5,976
      Restructuring, impairment and other related charges           10,652      19,272          --
      Provision for doubtful accounts                                4,975       4,626         440
    Changes in current assets and liabilities
      Accounts receivable                                           12,266     106,099       4,394
      Inventory                                                     20,939      37,418        (590)
      Prepaids and other current assets                                799       1,313        (926)
      Accounts payable                                               5,860     (35,241)      8,434
      Accrued expenses and other current liabilities                 1,013     (12,164)      1,160
      Decrease in other deferred liabilities                        (1,795)       (418)         --
                                                                 ---------   ---------   ---------
            Net cash provided by (used in) operating activities     38,839      94,680      (1,546)
                                                                 ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software                      (7,284)     (5,288)     (8,444)
  Proceeds from sale of assets                                          --          --         798
  Decrease in other assets and deferred costs                          527         194         365
                                                                 ---------   ---------   ---------
            Net cash used in investing activities                   (6,757)     (5,094)     (7,281)
                                                                 ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under lines of credit                  (50,041)    (73,523)      3,842
  Proceeds from issuance of short-term debt                             --          --       1,448
  Sale of common stock                                                  --          --         320
  Repayment of capital lease obligations and debt                     (965)       (971)     (1,176)
  Exercise of common stock options                                     548       4,856       8,638
  Cost of equity line financing agreement                               --          --        (852)
  Purchase of treasury stock                                          (633)       (100)     (3,270)
                                                                 ---------   ---------   ---------
            Net cash provided by (used in) financing activities    (51,091)    (69,738)      8,950
                                                                 ---------   ---------   ---------
FOREIGN EXCHANGE EFFECT ON CASH                                        159          (4)     (1,969)
                                                                 ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                      (18,850)     19,844      (1,846)
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               33,165      14,315      34,159
                                                                 ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  14,315   $  34,159   $  32,313
                                                                 =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid                                                  $   8,232   $   3,420   $   1,596
                                                                 =========   =========   =========
  Income taxes paid                                              $     636   $     258   $     165
                                                                 =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations                          $     510   $     480   $   1,091
                                                                 =========   =========   =========
Disposition of Assets:
     Cash proceeds from sale of assets in U.K                    $      --   $  18,805   $      --
     U.K. net book value of assets sold                                 --     (18,805)         --
                                                                 ---------   ---------   ---------
                                                                 $      --   $      --   $      --
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Elcom International, Inc. (the Company) develops and licenses automated procurement software applications which enable the conduct of interactive electronic commerce and, through its business products remarketing subsidiary, uses a version of the procurement software technology (primarily the Personal Electronic Catalog and Ordering System, hereinafter referred to as PECOS), as well as certain Web-based technologies to support the sale and marketing of business and PC products, the source of substantially all of the Companys net sales since inception. elcom, inc., the Companys eBusiness subsidiary, develops and licenses automated procurement systems and operates a business to business Internet storefront.

(a) Basis of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior years have been restated to conform to the current presentation.

(b) Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.

(c) Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1999 consists of deposits with banks and financial institutions which are unrestricted as to withdrawal or use and which have original maturities of three months or less. Cash and cash equivalents at December 31, 2000 consists of $17.3 million of deposits with banks and financial institutions which are unrestricted as to withdrawal or use which have original maturities of three months or less and a restricted deposit of $15 million which serves as collateral for the letter of credit issued to the Deutsche Financial Services Corporation (See Note 5). Interest earned on all cash and cash equivalents is included in interest income and other, net in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

(d) Inventory

     Inventory consists of purchased personal computer products, peripherals and accessories available for resale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory for potential excess, slow-moving, nonsaleable or obsolete inventory.

(e) Prepaids and Other Current Assets

     The Company expenses the production costs of advertising the first time the advertising takes place. In 1999, a branding campaign was launched on behalf of the Companys PECOS.ipm product. Company advertising expenses for 1998, 1999 and 2000 totaled $0.3 million, $3.8 million and $1.9 million, respectively.

(f) Property, Equipment and Software

     Equipment and software are depreciated and amortized on a straight-line basis over the estimated useful lives of the assets or lease term, which are three to five years. Buildings are depreciated over a useful life of 50 years. The capitalized cost of leased equipment and leasehold improvements are amortized over the shorter of the estimated useful life of the related assets, or related lease instrument.

        In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Companys treatment of such costs has historically been consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software, ranging from eighteen months to four years.

        In January 2000, the Emergency Issues Task Force (EITF) issued Issue No. 00-2, Accounting for Web Site Development Costs. Issue 00-2 requires that planning stage costs be expensed as incurred, costs to develop web site application and infrastructure and graphics, be capitalized or expensed according to the guidelines in SOP 98-1, and operating costs such as training and maintenance be expensed as incurred.

        Expenditures for the research and development of the Companys products to be marketed are expensed as incurred, except for certain software development costs. Specifically, costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility (as defined by Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed). Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized. The Company capitalized software development costs of $300,000, $0, and $470,000 during the years ended December 31, 1998, 1999, and 2000, respectively.

(g) Goodwill and Other Intangibles

     The excess of the purchase price over the fair value of net assets acquired in each acquisition accounted for under the purchase method of accounting is classified as goodwill. Goodwill was being amortized on a straight-line basis over an estimated useful life of 15 years. Other intangible assets associated with acquisitions were assigned a five-year life. Amortization of goodwill and such other intangibles amounted to $3,178,000, $701,000 and $0 for the years ended December 31, 1998, 1999 and 2000, respectively. See Note (9).

(h) Impairment of Long Lived Assets

     The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. See Note (9).

(i) Revenue Recognition

     (i) Product The Company derives substantially all of its revenue from sales of personal computer products, peripherals and accessories. The Company provides for returns as incurred. Revenue from product sales is recognized upon shipment. The Company records revenue from shipping in net sales and the associated costs in cost of sales. The Company records revenue on a gross basis, as the Company acts as principal in the transaction, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns.

     (ii) Consulting Professional services are rendered pursuant to time and materials based contracts and revenue is recognized when the services are provided. To date, consulting revenue has not been material to the Companys operations.

     (iii)Licenses In accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, the Company recognizes revenues from software product licenses when (i) a signed noncancelable software license exists, (ii) delivery has occurred,
          (iii) the Companys fee is fixed or determinable, and (iv) collectibility is probable. However, if the license agreement contains performance conditions, the revenue is recognized upon completion of such conditions. The Company adopted the provisions of SOP 97-2 as of January 1, 1998. Prior to the adoption, the Company accounted for software revenues in accordance with SOP 91-1. The adoption of SOP
          97-2 did not have a material impact on the Companys financial condition or results of operations.

          In addition to license fees, the Company also recognizes user fees and maintenance fees from sales of its software products. These fees are recognized ratably over the terms of the related licenses. To date, license revenue has not been material to the Companys revenues.

(j) Foreign Currency Translation

     The accounts of the Companys indirect U.K. subsidiaries and branch offices are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's indirect foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity and reported as part of other comprehensive income in the statement of operations and other comprehensive income (loss).

(k) Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates in effect when these differences are expected to reverse. See Note (11).

(l) Stock-Based Compensation

     The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant. For employee stock-based awards however, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (APB) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair- value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant date fair value of the equity instruments issued, whichever is more reliably measurable.

(m) Net Income (Loss) Per Share

     Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. As the Company was in a net loss position for all periods presented, diluted EPS is the same as basic EPS because the effect at any potential common stock equivalents would be antidilutive.

(n) Fair Value of Financial Instruments

     The Companys financial instruments consist mainly of cash and cash equivalents, accounts receivable, lines of credit, accounts payable and current debt. The carrying amounts of the Companys cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Lines of credit and long-term debt bear interest at variable market rates and therefore, the carrying amounts for these instruments approximate fair value.

(o) Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components. The Companys comprehensive income consists of net income (loss) and foreign currency translation adjustments.

(p) Segment Reporting

     The  Company  adopted  SFAS  No.  131,  Disclosures  about  Segments  of an
Enterprise and Related Information, in 1998. This Statement establishes standards for the reporting of information about operating segments in annual and interim financial statements and required restatement of prior year information. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major clients.

(q) Current Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities, and was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. Management does not believe that the Company holds any derivative instruments or engages in hedging activities. Accordingly, the Company does not expect the adoption of SFAS No. 133 to have a material impact on its financial position, results of operations or cash flows. The Company was required to adopt SFAS No. 133 on January 1, 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. The Company was required to adopt this accounting guidance, as amended by SAB 101A and SAB 101B, no later than the fourth quarter of fiscal year 2000. The Company has adopted SAB 101 and there was no material impact on the Companys financial condition, results of operations or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25. This Interpretation clarifies the application of APB No. 25 for certain issues, including: the definition of an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation was effective July 1, 2000, but certain conclusions apply to events occurring after December 15, 1998 or January 12, 2000. To the extent that this Interpretation covered events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The Company has adopted the Interpretation and there was no material impact on its financial position, results of operations or cash flows.


(2) ACCOUNTS RECEIVABLE

     Other accounts receivable consists primarily of receivables from vendors and manufacturers relative to returned goods and manufacturers rebates.

(3) ACCRUED EXPENSES

     At December 31, 1999, accrued expenses consisted of $2.9 million related to salaries, wages and employee benefits and $5.3 million related to other expenses. At December 31, 2000, accrued expenses consisted of $2.8 million related to salaries, wages and employee benefits and $6.4 million related to other expenses.

(4) EMPLOYEE BENEFITS

     The Company maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan for the years ended December 31, 1998, 1999 and 2000 were $300,000, $205,000 and
$90,600, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. The Company has no material obligations for post retirement benefits.

(5) LINE OF CREDIT

     At December 31, 2000, the Companys principal sources of liquidity included cash and cash equivalents of $32.3 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation (DFSC). During 1999, the U.S. DFSC facility was amended in connection with its March 1999 renewal to include elcom, inc. and to provide for aggregate borrowings of up to $80 million. As of April 1, 1999, the interest rate was increased to prime minus 0.5% and as of April 1, 2000, the interest rate was increased to prime plus 0.25%. As of November 6, 2000, the facility was amended to provide for aggregate borrowings of up to $40 million in the U.S. Approximately one-half of the Companys U.S. borrowings do not bear interest until after interest-free periods of 30 to 60 days have lapsed.

     The interest rate at December 31, 2000 was prime (9.5%) plus 0.25%. Availability of U.S. borrowings is based on DFSCs determination as to eligible accounts receivable and inventory. As of December 31, 2000, the Companys borrowings from DFSC on its U.S. floor plan line of credit were $22.1 million. The U.S. DFSC line of credit is secured primarily by a $15 million Letter of Credit and by the Companys U.S. inventory and accounts receivable, although substantially all of the Companys other U.S. assets also are pledged as collateral on the facility. The Letter of Credit is secured by a pledge of $15 million of cash and cash equivalents.

     In December 1997, the Company established a U.K. DFSC credit facility which provided for aggregate borrowings of up to 30 million. As of November 6, 2000, the U.K. DFSC credit facility was amended to provide for a decrease in aggregate borrowings to 10.0 million (or approximately $14.4 million) in the U.K. Availability of U.K. borrowings is based upon DFSCs determination of eligible accounts receivable and amounts outstanding bear interest at the Base Rate of National Westminster Bank plc (6.0% at December 31, 2000) plus 1.65%. As of December 31, 2000, the Companys borrowings under its U.K. DFSC facility were 7.4 million, or $11.1 million.

     The DFSC lines of credit limit borrowings to defined percentages of eligible inventory (in the U.S.) and accounts receivable and contain customary covenants, including financial covenants with respect to the Companys net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. After receiving a waiver from DFSC concerning certain covenants for 2000, the Company is in compliance with all other covenants of the facility as of December 31, 2000.

     As of December 31, 1999 and 2000, the Company had borrowings aggregating approximately $29.9 million and $33.2 million, respectively, outstanding under its DFSC borrowing facilities, which approximated its maximum availability thereunder.

     Subsequent to December 31, 2000, the Company outsourced its product fulfillment, inventory, logistics, and configuration in the U.S. to Tech Data. As a result of this agreement, the Companys working capital requirements for inventory and accounts receivable are substantially reduced. Accordingly, on February 5, 2001, the Company notified DFSC of its intent to terminate the Business Credit and Security Agreement (Agreement) by May 7, 2001. During the termination period, the DFSC facility provides for aggregate U.S. borrowings of up to $20 million through April 15, reducing to $10 million through May 7, the date at which the DFSC line of credit in the U.S. will terminate. Borrowings under the line of credit will be extinguished by cash received from accounts receivable balances and, if necessary, cash. The Letter of Credit and pledged cash and equivalents were reduced to $10 million on March 5, 2001.

     Subsequent to December 31, 2000, the Company refinanced its DFSC line of credit in the U.K. with Lloyds TBS Commercial Finance Limited (Lloyds) under substantially similar terms. The Lloyds credit facility provides for aggregate borrowings of up to 10.0 million (or approximately $14.4 million) in the U.K. Availability is based upon Lloyds determination of eligibility based on accounts receivable. Amounts outstanding bear interest at the Base Rate of Lloyds plus 1.5%.

     The Company also has a $5 million floor plan financing agreement with IBM Credit Corporation (IBMCC) to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to domestic operations only. At December 31, 1999 and December 31, 2000, the Company had $0 and $137,000, respectively, outstanding from IBMCC on its floor plan line of credit which was included in accounts payable on the consolidated balance sheet.

(6) SHORT-TERM DEBT

Short-term debt consists of the following (in thousands):

                                                       December 31,
                                                      1999        2000
                                                  ----------  ----------
IBM Credit Corporation note for the purchase of
software at a rate of 13.8%, due August 30, 2001
monthly payments of $80 including interest        $       --  $      647
                                                  ==========  ==========

(7) STOCKHOLDERS' EQUITY

(a) Common Stock

     The Company has authorized 50,000,000 shares of $.01 par value common stock.

(b) Preferred Stock

     The Company has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

(c) Stock Options

     The Companys Board of Directors has adopted six stock option plans and stockholders have approved the adoption of all such stock option plans (the Option Plans). A seventh option plan (2001 Plan) providing 2,400,000 options has been approved by the Board of Directors and will be voted on by the stockholders at the 2001 Annual Meeting. As of December 31, 2000, all Option Plans provided that up to an aggregate of 16,800,000 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the Compensation Committee). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company's common stock on the date of grant. The Option Plans also provide that the options are exercisable on varying dates, as determined by the Compensation Committee for each plan, and have terms not to exceed 10 years. In addition, the 2001 Plan allows for the exercise of options for a 180-day period commencing on the date of employee termination, provided that the termination is without cause.

     One of the Option Plans, the 1995 Nonemployee Director Stock Option Plan (the 1995 Nonemployee Director Plan) provides up to 250,000 nonqualified stock options to acquire the Company's common stock to be reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new nonemployee director is automatically granted 5,000 nonqualified stock options. All nonemployee directors are granted an additional 5,000 nonqualified stock options annually on each June 1 thereafter, while remaining on the Board of Directors. The 1995 Nonemployee Director Plan provides that options are granted at fair market value on date of grant, vest ratably over three years, and have terms not to exceed 10 years.

     Information relating to the Company Option plans (including convertible shares from the elcom, inc. option plan) during each of the years in the three-year period ended December 31, 2000 is as follows:

                                                                     Weighted
                                      Number          Option Price    Average
                                    Of Shares          Per Share  Exercise Price
                                    ----------      --------------  ------------
Outstanding, December 31, 1997       7,730,425      $  0.11 - 8.80  $       4.73
        Granted                      1,691,000         1.28 - 6.22          3.14
        Terminated                  (1,793,489)        1.44 - 7.69          5.30
        Exercised                     (328,822)        0.11 - 5.99          1.67
                                    ----------      --------------  ------------
Outstanding, December 31, 1998       7,299,114      $  0.11 - 8.80  $       4.40
        Granted                      4,786,985        1.64 - 31.13          3.42
        Terminated                  (2,122,259)        1.28 - 7.69          4.30
        Exercised                   (1,581,524)        0.11 - 6.75          3.10
                                    ----------      --------------  ------------
Outstanding, December 31, 1999       8,382,316      $ 0.11 - 31.13  $       4.08
        Granted                      5,152,147          1.17-24.06          3.72
        Terminated                    (960,120)         1.17-21.47          5.05
        Exercised                   (1,350,440)          0.11-8.00          4.06
                                    ----------      --------------  ------------
Outstanding, December 31, 2000      11,223,903      $   0.11-31.13  $       3.83
                                    ==========      ==============  ============

Exercisable, December 31, 1998       4,538,781      $    0.11-8.80   $     4.43
                                    ==========      ==============   ==========

Exercisable, December 31, 1999       3,640,392      $    0.11-8.80   $     4.60
                                    ==========      ==============   ==========

Exercisable, December 31, 2000       3,759,034      $   0.11-31.13   $     4.17
                                    ==========      ==============   ==========

        The  following  table   summarizes   information   about  stock  options
(including convertible options from the elcom, inc. plan) outstanding as of December 31, 2000:


                                    Options Outstanding                   Options Exercisable
                      ----------------------------------------------   ------------------------
                                       Weighted           Weighted                    Weighted
                                        Average           Average                      Average
   Range of             Number         Remaining          Exercise       Number       Exercise
Exercise Prices       Outstanding   Contractual Life       Price       Exercisable      Price
--------------        ----------    ----------------   -------------    ---------     ---------
$  0.11 - 0.11            76,169           2.15              0.11          76,169     $    0.11
   0.39 - 0.39            75,800           2.15              0.39          75,800          0.39
   1.17 - 1.64         3,080,916           9.18              1.33         366,419          1.64
   1.69 - 2.50           420,512           7.56              1.89         291,262          1.83
   2.55 - 3.81         1,539,975           8.33              3.69         449,477          3.61
   3.86 - 5.75         5,010,240           6.95              4.67       1,840,014          4.44
   5.81 - 8.25           780,041           6.21              6.86         627,934          6.95
  8.80 - 12.63           139,250           8.27             12.28          31,509         11.10
 13.31 - 19.28            46,000           9.22             15.90             300         13.31
 20.19 - 24.06            54,000           9.11             22.21              --            --
         31.13             1,000           9.00             31.13             150         31.13
                      ----------                                        ---------     ---------
                      11,223,903                                        3,759,034     $    4.17
                      ==========                                        =========     =========

     As of December 31, 2000, 12,500,078 shares of common stock have been reserved for issuance under the Companys stock option plans.

     Had compensation costs for awards under the option plans (including convertible shares from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Companys net loss and per share amounts would have been as follows:

                                    1998            1999           2000
                                ------------    -----------    ------------
                                   (in thousands, except per share data)
Net loss:
        As reported             $    (25,561)   $   (42,538)   $    (19,754)
        Pro forma               $    (29,762)   $   (45,530)   $    (24,626)

Net loss per share:
        As reported  basic and
        diluted                 $      (0.94)   $     (1.53)   $      (0.65)
        Pro forma  basic and
        diluted                 $      (1.09)   $     (1.64)   $      (0.81)

     The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    1998            1999           2000
                                ------------    -----------    ------------

Volatility                              60.25%       113.71%         115.14%
Risk-free interest rate                  5.41%         6.77%           4.98%
Expected life of options               5 years       6 years         5 years
Expected dividend yield                     0%            0%              0%

     The weighted average fair value per share of options granted during 1998, 1999 and 2000 were $1.76, $2.92 and $3.06, respectively.

        The Companys wholly-owned technology subsidiary, elcom, inc. also maintains a stock option plan (the elcom, inc. Plan) pursuant to which two million shares of its common stock are reserved for issuance. The elcom, inc. Plan has provisions similar to the Option Plans discussed above and during 2000, 1,740,363 stock options were granted and 31,750 stock options were terminated, leaving a balance of 1,708,613 outstanding at December 31, 2000. All stock options were issued at $3.82 and none were exercisable as of December 31, 2000. In addition, for each elcom, inc. option granted, optionee receives 0.65 of an option of the Companys common stock, all of which were included in the Companys SFAS 123 calculation. In the event the optionee exercises this Company stock option, the elcom, inc. stock options automatically terminate.

(d) Warrants

     In June 1995, the Company issued warrants to purchase 750,000 shares of the Companys common stock at $4.75 per share in connection with the purchase of Lantec. As of December 31, 2000, 82,500 of these warrants are outstanding and exercisable. The warrants expire in June 2005.

     On July 19, 1999, the Company announced the engagement of Wit Soundview Group, Inc. (Wit Soundview) as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options for it and for elcom, inc. The Company issued warrants to Wit Soundview to purchase 353,418 shares of the Companys common stock at $28.71 for each common share. At December 31, 2000, all of these warrants are outstanding and exercisable. The warrants expire on December 30, 2002. The fair market value of the warrants at the date of the grant was $20.31 per share based on the volatility, risk-free rate and dividend yield noted above and an expected life of three years.

     On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement (the Equity Line) with Cripple Creek Securities, an investor introduced to the Company by Wit Soundview. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing (See Note 7(f)). No warrants have been issued as of December 31, 2000.

(e) Open Market Stock Purchase Plan

     On May 28, 1998, the Board of Directors of the Company authorized the purchase of up to an aggregate of 800,000 shares of common stock to be held as treasury stock targeted specifically for reissuance in connection with acquisitions. Subject to legal requirements, the purchases may be made from time to time in the open market based upon then-existing market conditions. During 1998, the Company purchased 180,019 shares of the Companys common stock at an aggregate cost of $633,000 pursuant to this authorization. No shares were repurchased pursuant to this plan in 1999 or 2000.

(f ) Structured Equity Line Flexible Financing Agreement

     On December 30, 1999, the Company signed the Equity Line with Cripple Creek Securities LLC (Cripple Creek), which was introduced to the Company by Wit
Soundview. Under the terms of the agreement the Company may sell to Cripple Creek up to $50 million of Common Stock over an 18-month period. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. On May 11, 2000, the Companys registration statement on Form S-3 with the Securities and Exchange Commission was declared effective for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of the warrants held by Wit Soundview.

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

(8) LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

(a) Leases

     The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from three to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets under capital leases of $2,342,000 and $2,079,000 and related accumulated amortization of $1,657,000 and $660,000 as of December 31, 1999 and 2000, respectively.
Amortization of leased assets is included in depreciation expense.

     The Company has entered into operating leases for office and warehouse space, software, computers, autos and other equipment. The period covered by the leases ranges from 6 months to twelve years. Certain leases for office and warehouse space require payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

Future minimum rental payments as of December 31, 2000, are as follows:

                                                      Capital    Operating
     Year Ending December 31, (in thousands)           Leases      Leases
     ---------------------------------------          --------    --------
     2001  ........................................   $    593    $  2,213
     2002  ........................................        567       1,983
     2003  ........................................        327       1,699
     2004                                                   --       1,312
     2005                                                   --       1,183
     Thereafter ...................................         --       2,540
                                                      --------    --------
     Total minimum lease payments .................      1,487      10,930
         Less - Amounts representing interest .....       (200)         --
         Less  minimum sublease income ............         --      (1,046)
                                                      --------    --------
         Present value of net minimum lease
           Payments ...............................   $  1,287    $  9,884
                                                                  ========
         Current portion ..........................        474
                                                      --------
     Long term portion ............................   $    813
                                                      ========

     Rent expense for operating leases for each year in the three-year period ended December 31, 2000 amounted to approximately $4.3 million, $3.6 million and $2.9 million, respectively.

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

(9) ASSET IMPAIRMENT, RESTRUCTURING AND OTHER RELATED CHARGES

     On July 31, 1999, the Company completed the sale of the substantial majority of its U.K. remarketer group operations which included its U.K. field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Companys U.K. revenues and 67% of its U.K. operating income in 1998 and the seven month period ended July 31, 1999 (excluding the asset impairment charge described below). The Company recorded net sales related to its U.K. operations of $82 million in 2000, $193 million in 1999, and $314 million in 1998. The Company has retained its U.K. telemarketing group, which it intends to evolve towards a business to business Internet-based storefront business, similar to Starbuyer.com, the Companys wholly-owned eBusiness subsidiary in the U.S. The Company also plans to use the retained business as the platform from which it will market PECOS Internet Procurement Manager, elcom, inc.s Internet-based and remotely-hosted automated procurement system. The acquirer assumed the lease of the Companys Langley facility and the lease of the Companys Glasgow facility; however, the Company retained substantially all other balance sheet assets and liabilities of the disposed businesses. Accordingly, the Company was responsible for the current costs of severance liabilities, and subleasing excess facilities, as well as realizing inventory and excess fixed assets no longer required to operate the retained portion of the business.

     Based on the sale price of approximately $12 million (excluding inventory sold of approximately $6.8 million) and the Companys estimates of incremental liabilities associated with the sale transaction, the Company recorded an asset impairment charge of $19.5 million in the second quarter of 1999 which included a reduction of the carrying value of its U.K. assets to estimated net realizable value and the accrual of approximately $3.3 million primarily related to lease termination costs, severance and accounts receivable. Additionally, expenses of $3.1 million were recorded against gross profit to reflect inventory valuation and returns estimates. The Company had

$25.7 million of goodwill reflected on its balance sheet associated with the acquisitions of certain U.K. businesses which was impaired and incorporated in the $19.5 million charge. In the third and fourth quarters of 1999, $2.2 million of costs primarily related to lease termination, severance and accounts receivable were incurred and charged against the $3.3 million accrual. During the first two quarters of 2000, $0.9 million of the remaining accrual was utilized for costs primarily related to accounts receivable. The remaining balance of $0.2 million was utilized in the second half of 2000 for costs related to lease termination. As of December 31, 2000, this accrual has been fully utilized as originally intended by the Company.

     In the 1998 period, the Company recorded a charge of $12.9 million related to a restructuring of certain of its U.S. operations. In August 1998, the Company restructured Elcom Services Groups education sales operations and in September consolidated certain of its client support personnel in the U.S.. The total charge related to the Elcom Services Group restructuring was approximately $8.1 million, consisting of approximately $.1 million of severance costs, a write-down of $7.0 million to estimated net realizable value relating to the impairment of certain intangible assets and approximately $1.0 million in other related expenses and asset write-downs. The impaired intangible assets generally consisted of the unamortized goodwill associated with the February 1995 acquisition of Computerware because the Company had determined that there were no longer any identifiable or significant cash flows specifically associated with this acquisition, including the non-renewal of the Apple Educational Sales Agent contract.

     In September 1998, the Company restructured elcom, inc., its electronic commerce technology subsidiary, to serve as an electronic commerce-oriented systems integration arm of Elcom Services Group. In connection with the elcom, inc. restructuring, the Company recorded a total charge of approximately $3.7 million, consisting of $0.9 million of severance costs, a write-down of $2.1 million to estimated net realizable value relating to the impairment of certain intangible assets, and approximately $0.7 million in other estimated expenses and asset write-downs. The impaired intangible assets generally consisted of the value assigned to the original client server coding and architecture of various PECOS technologies, including Commerce Manager, which was no longer competitive with alternatives then available. The Company has developed and continues to develop, PECOS.pm in current, state-of- the-art code, especially for use on the Internet.

        In December 1998, the Company streamlined its business model, focusing primarily on reengineering its sales force and operating infrastructure in a manner intended to better align the Companys costs with revenues and margin expected to be generated by the Company. This rightsizing affected 133 positions worldwide, and the Company recorded a total charge of $1.1 million, primarily associated with personnel severance and estimated costs related to closing six U.S. field support and sales offices.

        Components of the restructuring charges recorded in 1998, amounts incurred through December 31, 1999, and adjustments to the charge are as follows (in thousands):

                           Amount  Balance   Amount               Balance
                   1998   Incurred December Incurred Adjustments  December
                  Charge    1998   31, 1998   1999    to Charge   31, 1999
                 ----------------------------------------------------------
Elcom Services
Group
Severance        $   813  $    93  $   720  $   557    $   163    $      --
Goodwill           6,970    6,970       --       --         --           --
Other              1,302      825      477      456         21           --
                 -------  -------  -------  -------    -------    ---------
    Total        $ 9,085  $ 7,888  $ 1,197  $ 1,013    $   184    $      --

elcom, inc
Severance        $   976  $   212  $   764  $   764    $    --    $      --
Intangible
    Assets         2,139    2,139       --       --         --           --
Other                692      126      566      518         48           --
                 -------  -------  -------  -------    -------    ---------
    Total        $ 3,807  $ 2,477  $ 1,330  $ 1,282    $    48    $      --
                 -------  -------  -------  -------    -------    ---------

    Total        $12,892  $10,365  $ 2,527  $ 2,295    $   232    $      --
                 =======  =======  =======  =======    =======    =========

        The excess accrual was reversed to the restructuring and other related charges line on the statement of operations in 1999.

(10) BUSINESS SEGMENT INFORMATION

     The Companys operations are classified into two reportable business segments: elcom, inc., the Companys eBusiness technology subsidiary that develops and licenses remotely-hosted, self-service, Internet and intranet-based purchasing systems, and Elcom Services Group, which markets and sells business-related products to commercial clients. The accounting policies for the segments are consistent with those described in the summary of significant accounting policies. The Companys management evaluates segment performance based on net sales and gross profit.

On October 1, 1999, the ownership of the U.K.  operations were  transferred from
     Elcom Services Group to elcom, inc. Segment results for 1998, 1999 and 2000 are as follows (in thousands):

                                    1998        1999        2000
                                 ---------   ----------  ----------
Net Sales
  Elcom Services Group           $ 761,305   $  412,262  $  106,699
  elcom, inc                         2,295       73,566     211,286
  elcom, inc. intercompany sales       314           14          --
  Elimination                         (314)         (14)         --
                                 ---------   ----------  ----------
Total                            $ 763,600   $  485,828  $  317,985
                                 =========   ==========  ==========
Gross Profit
  Elcom Services Group           $  75,135   $   36,488  $   11,621
  elcom, inc                         1,807        6,913      19,453
  elcom, inc. intercompany sales       146           10          --
  Elimination                         (146)         (10)         --
                                 ---------   ----------  ----------
Total                            $  76,942   $   43,401  $   31,074
                                 =========   ==========  ==========
Identifiable Assets
  Elcom Services Group           $ 245,133   $   21,858  $    9,370
  elcom, inc                         1,846       45,154      62,186
  Corporate                         14,872       31,027      23,648
                                 ---------   ----------  ----------
Total                            $ 261,851   $   98,039  $   95,204
                                 =========   ==========  ==========

     Substantially all net sales and gross profit are related to the remarketing of personal computer products and related services.

     The Company operates both in the U.S. and U.K. and geographic information is as follows (in thousands):

                                    1998         1999       2000
                                 ---------   ----------  ----------
Net Sales
        U.S                      $  449,844  $  292,507  $  235,900
        U.K                         313,756     193,321      82,085
                                 ---------   ----------  ----------
Total                            $  763,600  $  485,828  $  317,985
                                 =========   ==========  ==========
Gross Profit
        U.S                      $   40,537  $   25,496  $   21,969
        U.K                          36,405      17,905       9,105
                                 ---------   ----------  ----------
Total                            $   76,942  $   43,401  $   31,074
                                 =========   ==========  ==========
Identifiable Assets
        U.S                      $  151,648  $   89,767  $   67,834
        U.K                         110,203       8,272      27,302
        Other foreign locations          --          --          68
                                 ---------   ----------  ----------
Total                            $  261,851  $   98,039  $   95,204
                                 =========   ==========  ==========

        During 2000, the Company had one client that accounted for approximately 14.87% of net sales. For 1998 and 1999 the Company did not have any client accounts that represent more than 10% of net sales. At December 31, 2000, this customer accounted for approximately 14% of the Companys trade accounts receivable balance.

(11) INCOME TAXES

Income (loss) before income tax expense (benefit) consisted of:

                                               1998          1999        2000
                                             --------      --------    --------
        United States                        $(25,780)     $(18,760)   $(20,870)
        Foreign                                   703       (24,101)        330
                                             --------      --------    --------
                                             $(25,077)     $(42,861)   $(20,540)
                                             ========      ========    ========

The expense (benefit) for income taxes consisted of (in thousands):

                                               1998         1999         2000
                                             --------     --------    --------
Current tax expense
        United States federal                $    190     $     25    $     --
        State                                     701          742        (642)
        Foreign                                   276       (1,090)       (144)
                                             --------     --------    --------
                Total current tax expense
                    (benefit)                $  1,167     $   (323)   $   (786)
                                             ========     ========    ========

Deferred tax expense (benefit)
        United States federal                $   (743)    $     --    $     --
        State                                    (400)          --          --
        Foreign                                   460           --          --
                                             --------     --------    --------
                Total deferred  tax expense
                    (benefit)                $   (683)    $     --    $     --
                                             ========     ========    ========

Expense (benefit) for income taxes           $    484     $   (323)   $   (786)
                                             ========     ========    ========

        The following table summarizes the significant differences between the United States federal statutory tax rate and the Companys effective tax rate for financial statement purposes:

                                                 1998      1999      2000
                                               -------    ------    ------
Statutory tax rate                                34.0%     34.0%     34.0%
State taxes, net of United States federal
        tax benefit                                0.8      (1.7)      2.1
Foreign taxes (benefit)                           (0.1)      1.9       0.7
Valuation reserve provided against
        utilization of net operating loss
                carryforwards                    (24.3)    (20.7)    (27.9)
Non deductible goodwill and other                 (8.5)    (12.7)     (5.1)
                                               -------    ------    ------
                                                   1.9%      0.8%      3.8%
                                               =======    ======    ======

        Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

                                                           1999          2000
                                                        ----------    ---------
Deferred tax assets:
Nondeductible reserves                                  $       --    $     272
Capitalized inventory costs                                     24           13
Accrued expenses                                               297          232
Other temporary differences                                    397        1,126
Depreciation                                                 2,362        4,356
Foreign net operating loss carryforwards                     1,871          942
Net federal and state operating loss carryforwards          20,399       36,585
                                                        ----------    ---------
                                                        $   25,350    $  43,526
                                                        ==========    =========

Deferred tax liabilities:
        Other intangible assets                         $     (791)   $  (1,871)
        Catalog costs                                         (184)          --
        Other temporary differences                           (337)          --
Valuation allowance                                        (24,038)     (41,655)
                                                        ----------    ---------
Net deferred tax liabilities                            $       --    $      --
                                                        ==========    =========

        At December 31, 2000, the Company has U.S. federal net operating loss carryforwards of approximately $82.7 million, which are available to offset future Federal taxable income. These losses expire during the years 2010 through 2020.

        Section 382 of the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of the net operating losses and certain other tax attributes, such as tax credits, to an annual limitation in the event of an ownership change. An ownership change under Sec 382 generally occurs when the ownership percentage of 5-percent shareholders, in aggregate, change by more than 50 percentage points over a three year period. Some of the Company's net operating losses and tax credits may be subject to these limitations.

        The Company's ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

        At December 31, 2000, the Company has state net operating loss carryforwards of approximately $89.3 million which are available to offset future state taxable income. These losses expire during the years 2001 through 2020.

        At December 31, 2000, the Company has foreign net operating loss carryforwards of approximately $4.4 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

        The valuation allowance increased by $15.9 million and $17.6 million during the years ended December 31, 1999 and 2000, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 2000 will not be realized in the future. The valuation allowance as of December 31, 2000 includes a tax effect of approximately $12.2 million attributable to deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid in capital when realized or recognized.

(12) RELATED PARTY TRANSACTIONS

        On September 30, 1997, the Company sold options to acquire an equity ownership interest in ShopLink.com, inc. The Company received $418,000 in payment for the options, which could have been exercised through March 31, 1999 and the $ 418,000 was recorded as other income. ShopLink.com, Inc. ceased operations in late 2000.

(13) EARNINGS (LOSS) PER SHARE (in thousands, except per share data)

Basic and diluted earnings(loss) per share were calculated as follows:

                                               1998         1999          2000
                                             --------     --------     --------
Net loss                                     $(25,561)    $(42,538)    $(19,754)
Weighted average shares outstanding            27,322       27,846       30,487
                                             --------     --------     --------
Net loss per share                           $  (0.94)    $  (1.53)    $  (0.65)
                                             ========     ========     ========


     Diluted net loss per share in 1998, 1999 and 2000 does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Companys common shares in 1998, 1999, and 2000, the following are the number of potentially dilutive securities:

                                       Potentially Dilutive Securities
                               ----------------------------------------------
                                 Number                            Range
                               Of Dilutive                       Of Exercise
     Year ending December 31,  Securities       Number             Price
     ------------------------  -----------    ----------      ---------------

              1998                917,000      6,963,000      $    3.72-$8.80

              1999              2,788,000      1,780,000      $   5.56-$31.13

              2000              4,945,000      1,440,000      $   10.81-31.13

(14) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Certain amounts from prior quarters have been reclassified (in thousands, except per share data):

                                                  First       Second        Third        Fourth
                                                 Quarter      Quarter       Quarter      Quarter      Year
                                               -----------  -----------   -----------   ---------   ---------
Year Ended December 31, 1999

Net sales                                      $   174,353  $   149,411   $    91,326   $  70,738   $ 485,828
Gross profit .                                      17,174       13,519         7,720       4,988      43,401
Operating profit (loss)                               (246)     (21,579)       (7,609)    (11,206)    (40,640)
Net income (loss)                              $    (1,455) $   (22,734)  $    (7,485)  $ (10,864)  $ (42,538)
Basic and diluted net income (loss) per share. $     (0.05) $     (0.82)  $     (0.27)  $   (0.38)  $   (1.53)
Basic and diluted weighted average shares
    outstanding .                                   27,412       27,709        27,944      28,307      27,846


Year Ended December 31, 2000
Net sales                                      $    80,191  $    83,708   $    77,051   $  77,035   $ 317,985
Gross profit .                                       6,412        7,634         8,119       8,909      31,074
Operating profit (loss)                             (7,697)      (4,460)       (5,235)     (4,093)    (21,485)
Net income (loss)                              $    (7,567) $    (4,327)  $    (3,793)  $  (4,067)  $ (19,754)
Basic and diluted net income (loss) per share. $     (0.25) $     (0.14)  $     (0.12)  $   (0.13)  $   (0.65)
Basic and diluted weighted average shares
    outstanding .                                   29,711       30,707        30,727      30,797      30,487


                              Company Confidential

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                      2000 ANNUAL REPORT ON THE FORM 10-K
                               INDEX TO SCHEDULE



                                                                          Page
                                                                       Reference

Reports of Independent Auditors on Supplementary Information          S-2 to S-3

Schedule II  Valuation and Qualifying Accounts for the Years Ended
        December 31, 1998, 1999 and 2000                                  S-4

          Independent Accountants Report on Supplementary Information


The Board of Directors
Elcom International, Inc.

We have audited and reported separately herein on the consolidated financial statements of Elcom International, Inc. and subsidiaries as of and for the years ended December 31, 1999 and 2000.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of Elcom International, Inc. taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ KPMG
KPMG



Boston, Massachusetts
February 9, 2001

             Report of Other Independent Public Accountants Report
                          on Supplementary Information




To Elcom International, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated statements of operations and other comprehensive income, stockholders equity and cash flows for the years ended December 31, 1998 of Elcom International, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 23, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements referred to above taken as a whole. The schedule listed in the index of this Form 10-K is the responsibility of Elcom International, Inc.'s management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP



Boston, Massachusetts
March 23, 1999

                                                                     SCHEDULE II

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

             For the years ended December 31, 1998, 1999, and 2000
                                 (in thousands)



                                Balance at                             Balance
                                Beginning                             at End of
                                Of Period    Additions   Utilizations   Period
                                ----------   ----------   ----------  ----------
Allowance for Doubtful Accounts
    For the years ending
-------------------------------
December 31, 1998               $    5,474   $    4,975   $   (3,653) $    6,796
                                ==========   ==========   ==========  ==========

December 31, 1999               $    6,796   $    4,626   $   (8,345) $    3,077
                                ==========   ==========   ==========  ==========

December 31, 2000               $    3,077   $      440   $   (1,117) $    2,400
                                ==========   ==========   ==========  ==========


Inventory Valuation Accounts
    For the years ending
-------------------------------
December 31, 1998               $    1,363   $    1,651   $   (1,022) $    1,992
                                ==========   ==========   ==========  ==========

December 31, 1999               $    1,992   $    1,734   $   (2,956) $      770
                                ==========   ==========   ==========  ==========

December 31, 2000               $      770   $      (38)  $     (389) $      349
                                ==========   ==========   ==========  ==========