Form 10-Q
period 2001-03-31
ELCOM INTERNATIONAL INC
filed 2001-05-14
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly Period Ended March 31, 2001

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


     The registrant had 30,902,000 shares of common stock, $.01 par value, outstanding as of April 30, 2001.

                                     INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                    Consolidated   Balance   Sheets  as  of
                    December  31,  2000 (audited) and March 31, 2001
                    (unaudited)                                               2

                    Consolidated    Statements   of    Operations    and
                    Other Comprehensive  Income (Loss) Three Month Periods
                    Ended March 31, 2000 and 2001 (unaudited)                 3

                    Consolidated  Statements of Cash Flows - Three Month
                    Periods Ended March 31, 2000 and 2001 (unaudited)         4

                    Notes to Consolidated Financial Statements (unaudited)    5

Item 2.    Managements  Discussion and Analysis of Financial  Condition and
           Results of Operations                                              7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk        14


                          Part II - OTHER INFORMATION

Item 1.    None.

Item 2.    None.

Item 3.    None.

Item 4.    None.

Item 5.    None.

Item 6.    Exhibits and Reports on Form 8-K                                  14

Signature                                                                    15


EXHIBITS

Exhibit 10.4 Amendment to Business Credit and Security Agreement (Amendment No. 11).

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                         December 31, March 31,
                                                             2000       2001
                                                           ---------  ---------

                       ASSETS                              (audited) (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (including restricted cash of
    $15,000,000 and $10,000,000 at December 31, 2000 and
    March 31, 2001, respectively) ......................... $ 32,313  $  28,088
                                                           ---------  ---------
  Accounts receivable:
    Trade .................................................   41,311     33,244
    Other .................................................    5,280      4,557
                                                           ---------  ---------
                                                              46,591     37,801
     Less - Allowance for doubtful accounts ...............    2,400      1,785
                                                           ---------  ---------
         Accounts receivable, net .........................   44,191     36,016
  Inventory ...............................................    1,992      1,948
  Prepaids and other current assets .......................    2,183      1,707
                                                           ---------  ---------
         Total current assets .............................   80,679     67,759
                                                           ---------  ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ..........................   31,001     31,527
  Land, buildings and leasehold improvements ..............    3,026      2,230
  Furniture, fixtures and equipment .......................    7,308      7,036
                                                           ---------  ---------
                                                              41,335     40,793
  Less  Accumulated depreciation and amortization .........   27,182     28,451
                                                           ---------  ---------
                                                              14,153     12,342
OTHER ASSETS ..............................................      372        376
                                                           ---------  ---------
                                                           $  95,204  $  80,477
                                                           =========  =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:  Lines of credit .................... $  33,241  $  24,601
  Accounts payable .......................................    20,237     22,166
  Accrued expenses and other current liabilities .........     9,191      7,996
  Current portion of capital lease obligations ...........       474        487
  Short-term debt ........................................       647        408
                                                           ---------  ---------
         Total current liabilities .......................    63,790     55,658
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ........       813        686
                                                           ---------  ---------
         Total liabilities ...............................    64,603     56,344
                                                           ---------  ---------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized --
      10,000,000 shares --  Issued and outstanding  none .        --         --
  Common stock, $.01 par value; Authorized -- 50,000,000
      shares -- Issued -- 31,207,477 and 31,311,557 shares       312        313
  Additional paid-in capital .............................   114,196    114,372
  Accumulated earnings (deficit) .........................   (78,484)   (85,311)
   Treasury stock, at cost -- 409,609 and 409,609 shares .    (4,552)    (4,552)
  Accumulated other comprehensive income (loss) ..........      (871)      (689)
                                                           ---------  ---------
         Total stockholders' equity ......................    30,601     24,133
                                                           ---------  ---------
                                                           $  95,204  $  80,477
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2000        2001
                                                        --------    --------

Net sales
  Sales, excluding transaction fees .................   $ 80,191    $ 64,129
  Transaction fees ..................................         --          88
                                                        --------    --------
Total net sales .....................................     80,191      64,217

Cost of sales .......................................     73,779      57,041
                                                        --------    --------
Gross profit ........................................      6,412       7,176
                                                        --------    --------

Expenses:
  Selling, general and administrative ...............     13,653      13,162
  Research and development ..........................        456         132
  Asset impairment charge ...........................         --         664
                                                        --------    --------
Total expenses ......................................     14,109      13,958
                                                        --------    --------
Operating loss ......................................     (7,697)     (6,782)

Interest expense ....................................       (280)       (278)
Interest income and other, net ......................        410         233
                                                        --------    --------
Loss before income taxes ............................     (7,567)     (6,827)
Provision for income taxes ..........................         --          --
                                                        --------    --------

Net loss ............................................   $ (7,567)   $ (6,827)
                                                        ========    ========

Basic and diluted net loss per share ................   $  (0.25)   $  (0.22)
                                                        ========    ========
Basic and diluted weighted average shares
  outstanding                                             29,711      31,214
                                                        ========    ========

Other Comprehensive Income (Loss), Net of Tax:
Net loss ............................................   $ (7,567)   $ (6,827)
  Foreign currency translation adjustments ..........         71         182
                                                        --------    --------
Comprehensive loss ..................................   $ (7,496)   $ (6,645)
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)




                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2000        2001
                                                        --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ......................................       $ (7,567)   $ (6,827)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities --
    Depreciation and amortization .....................    1,469       1,689
    Provision for (recovery of) doubtful accounts .....      270        (378)
    Gain on sale of assets ............................       --           4
    Changes in current assets and liabilities
      Accounts receivable .............................   (1,617)      7,701
      Inventory .......................................     (902)         12
      Prepaids and other current assets ...............   (1,749)        446
      Accounts payable ................................    7,993       2,904
      Accrued expenses, other current liabilities
        and other                                          1,369      (1,081)
                                                        --------    --------
         Net cash (used in) provided by operating
           activities                                       (734)      4,470
                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software ........   (1,410)       (670)
  Increase in other assets and deferred costs .........     (447)         (4)
  Proceeds from sale of assets ........................       --         690
                                                        --------    --------
        Net cash (used in) provided by investing
          activities                                      (1,857)         16
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net receipts (payments) under lines of credit .......    1,729      (8,035)
  Repayment of capital lease obligations ..............      (87)       (114)
  Payment of short-term debt ..........................       --        (239)
  Exercise of common stock options and warrants .......    8,450         177
  Purchase of treasury stock ..........................   (3,170)         --
                                                        --------    --------
        Net cash provided by (used in) financing
          activities                                       6,922      (8,211)

FOREIGN EXCHANGE EFFECT ON CASH .......................      182        (500)
                                                        --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS .........................................    4,513      (4,225)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........   34,159      32,313
                                                        --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............. $ 38,672    $ 28,088
                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ....................................... $    263    $    292
                                                        ========    ========
  Income taxes paid ................................... $    102    $     82
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly- owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 2001. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000.

2.   Net Loss Per Share

     Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share (EPS). Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. In 2000 and 2001, diluted EPS is the same as basic EPS because the Company reported a net loss, in which case the impact of including potential common shares is anti-dilutive and, thus, are not included in the determination of per share calculations.

     Basic and diluted net loss per share were calculated as follows (in thousands, except per share amounts):

                                            Three Months Ended
Basic and Diluted                                March 31,
-------------------------------------     ---------------------
                                             2000        2001
                                          ---------   ---------
     Net loss                             $  (7,567)  $  (6,827)
                                          =========   =========
     Weighted average shares outstanding     29,711      31,214
                                          =========   =========
     Basic and diluted net loss per share $   (0.25)  $   (0.22)
                                          =========   =========

     Based on the average market price of the Company's common shares in the three-month period ended March 31, 2000, a net total of 6,701,120 shares covered by options, if exercised, would have been dilutive, and 360,401 shares covered by options and warrants with per share exercise prices ranging from $24.06 to $31.13 would have been anti-dilutive. Based on the average market price of the Company's common shares in the three-month period ended March 31, 2001, a net total of 1,878,212 shares covered by options would have been dilutive, and 17,042,925 shares covered by options and warrants with per share exercise prices ranging from $2.98 to $31.13 would have been anti-dilutive.

3.   Business Segment Information

     The Company's operations are classified into two reportable business segments: elcom, inc., the Company's eBusiness technology subsidiary, and Elcom Services Group, Inc., which markets and sells value-added services as well as computer and business information technology (IT Products) to commercial customers. The accounting policies for these segments are consistent with those described in the summary of segment accounting policies in the Company's 2000 Annual Report on Form 10-K. The Company's management evaluates segment performance based on net sales and gross profit.

     Substantially all net sales and gross profit relate to the remarketing of IT Products, primarily personal computer products and related services. As described elsewhere herein, in January 2001, the Company signed an agreement to outsource its IT Product fulfillment, inventory and logistics, and product configuration for its United States subsidiaries to TD Fulfillment Services LLC, a subsidiary of Tech Data Corporation. Under this outsourcing arrangement, the Company's product revenues in the United States will reflect transaction-oriented fees (Transaction Fees) as opposed to gross product revenues. Because of the effect of not recording total revenues versus recording materially lower transaction fees in the U.S., future comparisons of revenue in the U.S. with previous periods will be less meaningful. Segment results for the quarters ending March 31, 2000 and 2001 are as follows (in thousands):

                                2000       2001
                              --------   --------
Net sales
  elcom, inc ...........      $ 45,717   $ 51,294
  Elcom Services Group..        34,474     12,923
                              --------   --------
Total ..................      $ 80,191   $ 64,217
                              ========   ========

Gross profit
  elcom, inc ...........      $  4,279   $  5,506
  Elcom Services Group..         2,133      1,670
                              --------   --------

Total ..................      $  6,412   $  7,176
                              ========   ========

     Segment information as of December 31, 2000 and March 31, 2001 is as follows (in thousands):

                                2000       2001
                              --------   --------

Identifiable Assets
     elcom, inc ...........   $ 62,186   $ 52,149
     Elcom Services Group .      9,370      9,735
     Corporate ............     23,648     18,593
                              --------   --------
Total .....................   $ 95,204   $ 80,477
                              ========   ========

     The Company operates primarily in the United States and United Kingdom. Geographic information for the quarters ended March 31, 2000 and 2001 are as follows (in thousands):

                                2000       2001
                              --------   --------

Net Sales
  United States............   $ 63,285   $ 36,357
  United Kingdom...........     16,906     27,860
                              --------   --------
Total .....................   $ 80,191   $ 64,217
                              ========   ========

Gross Profit
  United States............   $  4,438   $  3,948
  United Kingdom...........      1,974      3,228
                              --------   --------
Total .....................   $  6,412   $  7,176
                              ========   ========

     Geographic information as of December 31, 2000 and March 31, 2001 is as follows:

                                2000       2001
                              --------   --------

Identifiable Assets
  United States............   $ 67,834   $ 49,739
  United Kingdom...........     27,302     30,704
  Other ...................         68         34
                              --------   --------
Total .....................   $ 95,204   $ 80,477
                              ========   ========

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company develops and licenses remotely-hosted, self-service electronic procurement (eProcurement) and electronic marketplace (eMarketplace), Internet and intranet-based purchasing systems which enables the conduct of interactive electronic commerce for businesses. The Company was founded in 1992 as Elcom Systems, Inc., and over the last seven years, elcom, inc., the Company's eBusiness technology subsidiary, developed its PECOS (Personal Electronic Catalog and Ordering System) technology, which is licensed to companies to enable them to communicate, market, buy and sell various goods and services electronically over the Internet or through private networks and eMarketplaces.

     The Company also markets and sells value-added services, as well as computer-oriented IT Products, to commercial clients through Elcom Services Group, Inc. (Elcom Services Group), its wholly-owned value-added remarketer
(VAR) subsidiary. Elcom Services Group commenced operations in December 1993 as the proof of concept of the Company's original client/server PECOS technology. Elcom Services Group serves its customers using PECOS.web, an Internet-based ordering and information system. The Company achieved its growth by offering the use of PECOS and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six VARs during 1994 to 1996.

     In addition, the Company operates Starbuyer.com, its owned and operated business-to-business eMarketplace, and through elcom, inc. in the United States (U.S.) and Elcom Information Technology Limited in the United Kingdom (U.K.), uses versions of its PECOS technology, including its eMarketplace system, to support the sale and marketing of IT Products to commercial clients which generate substantially all of the Company's sales.

     In January 2001, the Company announced that it had signed an agreement to outsource its IT Product fulfillment, inventory and logistics, and product configuration for its two subsidiaries in the U.S. (elcom, inc., and Elcom Services Group) to TD Fulfillment Services, L.L.C., a subsidiary of Tech Data Corporation (Tech Data), one of the worlds largest distributors of computer-oriented IT Products.

     Since its inception, the Company has purchased products from distributors, including Tech Data, and direct from certain manufacturers and, as an authorized VAR of those products, resold those products to commercial customers. Because the Company took title to these purchased products and assumed risks of ownership, primarily associated with inventory and accounts receivable, the Company recorded gross revenues for each sale transaction. Under the outsourcing agreement, Tech Data has become the Company's logistics and fulfillment outsourcing partner and will assume virtually all logistics and fulfillment functions, including the Company's IT Product financing in the U.S., allowing the Company to hold virtually no inventory or product accounts receivable in the U.S., thereby reducing working capital requirements in the U.S. Under this agreement, Tech Data will recognize product revenues and own and manage inventory and customer receivables. The Company will receive transaction fees based on a percentage of the gross profit generated as an agent on each sale, including products sold through Starbuyer.com, the Company's eMarketplace in the U.S. The first live orders processed through this outsourcing arrangement were recorded in February 2001 and the transition is expected to be completed by the end of the second quarter 2001. The Company will continue to provide its comprehensive suite of professional services and support directly to its clients, while acting as an agent for Tech Data for IT Product sales transactions in the U.S. As a result, the Company expects inventory and accounts receivable risks in the U.S. to be substantially reduced and expects to realize other cost reductions in the U.S. due to this outsourcing arrangement. The U.K. IT Products VAR subsidiary is not affected and will continue to own inventory, record gross revenues on product sales and collect customer receivables.

     When fully transitioned to Tech Data, reported transaction fees, which will be the only revenues recorded on product sales in the U.S., are expected to be approximately 6% to 8% of previously reported IT Product revenues in the U.S. As a result of this outsourcing arrangement as described herein, the Company's IT Product revenues in the U.S. will continue to decrease as transaction fees, which are based on the amount of gross profit generated on IT Product sales and are materially less, increase during the transition period. Service revenues and U.K. IT Product sales will continue to be reported as they have been historically.

elcom, inc.

     The eBusiness subsidiary of the Company, elcom, inc., develops and licenses remotely-hosted, self-service, Internet and intranet-based purchasing systems, primarily PECOS Internet Procurement Manager (PECOS.ipm), and PECOS Internet Exchange Manager (PECOS.iem). The purchasing systems the Company offers include:

     eProcurement Systems: PECOS.ipm is based on more than seven years of eCommerce technology and, as an Internet-based system, has been in development for approximately four years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, self-service, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process, place and track orders through the approval and fulfillment process, and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a clients computer system and personnel resources. elcom, inc. acts as its own application service provider and may host PECOS.ipm on its own hardware platform giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning (ERP) system in place thereby enabling easier implementation. Clients may integrate their ERP system using data feeds with PECOS.ipm already operating. If a client wishes, PECOS.ipm may also be installed on-site at a clients facility on its computers. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. Version 7.1, a more powerful version of PECOS.ipm referred to as the Multi-organizational version, was announced in April 2001, and is now available to be targeted for use by large multi-organizational companies and contains significant functionality enhancements such as dynamic documents, eForms and improved organizational data security. Version 7.1 contains several features which are necessary for Elcom Services Group, Inc., or any similar type company, to deploy PECOS.ipm to its current or prospective customers to enable them to purchase IT Products using PECOS.ipm.

     During 1999 and 2000, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS client/server technology, thereby negatively affecting technology- based revenues during this product transition period. For the three-month period ended March 31, 2001, elcom, inc. reported revenues from licenses, including associated professional services and maintenance fees, of approximately $0.3 million compared to $0.1 million in the comparable quarter of 2000. The Company's list of clients and prospective clients is expanding and as more companies become aware of the advantages of the Company's remotely-hosted systems, the Company expects to increase the number of licenses signed. The Company intends to examine leveraging its PECOS.ipm technology through the IT Products VAR channel which is comprised of thousands of VARs, each of which has, on average, hundreds of corporate customers. The Company believes that this strategy could enable it to extend its market penetration and strengthen its brand.

     eMarketplace Systems: PECOS.iem is the Company's eMarketplace system which allows a client to create its own electronic marketplace, enabling it to act as a market maker for buyers and sellers of products with transactions and catalog content managed by the Company. Remotely-hosted by the Company, PECOS.iem allows enterprises to deploy an eMarketplace that supports buyer and supplier self-enrollment. The Company is currently adding new functions, such as request for proposal, reverse auctioning, an automated supplier portal for catalog management, and other features to its next release targeted for mid-2001.

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

     Starbuyer.com is the Company's owned and operated eMarketplace in the U.S. which was developed in 1999 as the proof of concept for the Company's original eMarketplace technology. Through the Starbuyer eMarketplace, the Company markets and sells over 200,000 business and IT Products, including business and computer products, office supplies and other commodity-type products necessary for the day-to-day operation of most businesses. The Company uses its eMarketplace and its PECOS technology to source and order the majority of its products automatically in the U.S. Historically, in the U.S., the Company has been linked electronically with Tech Data and Ingram Micro, the worlds two largest PC product distributors for IT Products. The Company's automated sourcing technology allows it to have multi-billion dollar on-line virtual IT Product inventory available to its clients and to offer a very broad selection of IT Products. Historically, the Company has taken title to these products and assumed risks of ownership, primarily associated with inventory and accounts receivable, when shipped by its distribution fulfillment partners and therefore recognized gross revenues on those sales. The Company recently announced that it has outsourced its IT Product fulfillment process in the U.S. to Tech Data, one of the largest IT Products distributors in the world. As part of this outsourcing agreement, which became effective in February 2001, the Company has started to pass orders through Tech Data and expects virtually all IT Product orders in the U.S. to be processed through Tech Data by the end of the second quarter of 2001. Under the outsourcing agreement, the Company will receive a transaction fee which is based on a percentage of gross profit generated on each sale, as agent for each sale. The Company generated $23.2 million in gross revenues through Starbuyer.com for the three months ended March 31, 2001, compared to $28.6 million in the three month period ended March 31, 2000, partially reflecting the Company's transition to the outsourcing agreement with Tech Data during the quarter.

     Starbuyer  Gold:  In  March  2001,  the  Company's  U.K.  subsidiary  began operation of the first phase of its business-to-business Internet-based eMarketplace called Starbuyer Gold, similar to Starbuyer.com operated by elcom, inc. in the U.S. Starbuyer Gold will allow the Company's U.K. clients to have new functionality compared to the PECOS.web technology previously used by the U.K. subsidiary.

     In total, elcom, inc.'s consolidated gross profit from U.S. operations for each of the three month periods ended March 31, 2001 and 2000 was $2.3 million. elcom, inc.'s U.S. operating expenses increased by approximately $1.2 million in the three- month period ending March 31, 2001 to the comparable 2000 quarter as the Company increased marketing and sales activities. Consequently, the operating loss generated by elcom, inc.'s U.S. operations increased by $1.2 million to $5.2 million during the three- month period ended March 31, 2001 versus an operating loss of $4.0 million in the three- month period ended March 31, 2000.

Elcom Services Group, Inc.

     Elcom Services Group is a VAR which markets and sells IT Products and professional services to enterprise business clients. Primarily due to declining gross profit margins on hardware sales with certain large customers and changes in certain manufacturers product return policies and resultant increased inventory risks during 1999, the Company introduced a strategy for Elcom Services Group to reduce its revenues and related inventory exposure by declining to do business with clients that have not paid the Company on time as per agreements, or demanded pricing which the Company was not willing to provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy has resulted in a significant and planned decrease in revenues, but has effectively eliminated a majority of the Company's marginal clients and exposure thereto. The Company's outsourcing agreement with Tech Data is expected to virtually eliminate inventory and accounts receivable-oriented risks.

     Elcom Services Groups revenues and resultant gross profit are affected by price reductions and decreases in vendor support programs offered by computer manufacturers. Consequently, in order to increase gross profit, the Company must sell incremental amounts of computers to offset such price reductions which amplifies the impact of any slowdown in corporate client demand on the Company's gross profit. These price reductions and manufacturer cutbacks have been substantial over the last several years. Manufacturers price reductions require Elcom Services Group to increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases if it is to sustain its level of gross profit dollars. The Company experienced a softening of demand from its clients in 2000, which continued into the first quarter of 2001, related to many factors, including Year 2000 concerns as well as a general slow-down seen in the business computer markets, resulting from clients curtailing capital spending programs. Elcom Services Groups gross margins may vary from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors. As a result of the outsourcing agreement with Tech Data described herein, the Company's IT Product revenues will increasingly begin to reflect transaction fees which are based on a percentage of gross profit generated on IT Product sales. When fully transitioned to Tech Data, reported transaction fees, which will be the only revenues recorded on IT product sales in the U.S. are expected to be approximately 6% to 8% of previously reported IT product revenues in the U.S. Services revenues will continue to be reported as they have been historically. In the three-month period ended March 31, 2001, Elcom Services Group recorded $12.9 million in revenues compared to $34.5 million in the comparable 2000 quarter.

     The Company intends to leverage the multi-organizational version of PECOS.ipm through Elcom Services Group to create a significant differentiation factor to distinguish it from its competitors in the VAR product and services marketplace. In order to incentivize corporate customers to purchase IT Products through Elcom Services

Group, the Company will consider the amount of transaction fees projected to be generated through the Company's outsourcing agreement with Tech Data by a prospective customer, and if deemed sufficient, deploy PECOS.ipm at little, or no cost, to the new customer. The Company believes that by deploying PECOS.ipm in this manner to incremental customers, it will generate additional transaction fees from new customers.

Dresdner Kleinwort Wasserstein Engagement

     On January 10, 2001, the Company announced that it had engaged Dresdner Kleinwort Wasserstein to identify and evaluate options available to the Company to maximize stockholder value including potential strategic financing alternatives for elcom, inc.

Results of Operations

Quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

     Net Sales. Net sales for the quarter ended March 31, 2001 decreased to $64.2 million from $80.2 million in the same period of 2000, a decrease of $16.0 million or 20%. This decrease was primarily due to the reduction of sales in the U.S., as sales decreased from $63.3 million for the quarter ended March 31, 2000 to $36.4 million for the same period in 2001, a 43% decrease. This decrease is partially due to the outsourcing arrangement with Tech Data, under which the Company records a transaction fee rather than the gross amount of the sale. In addition, the Company's U.S. operations have experienced an industry wide slowdown of business PC and related product sales as IT spending has decreased.

     Net Sales in the U.K. increased from $16.9 million in the quarter ended March 31, 2000 to $27.9 million for the same period in 2001 due to continued strong demand for IT Products in the U.K. in conjunction with an increase in the Company's U.K. customer base.

     Gross Profit. Gross profit for the quarter ended March 31, 2001 increased to $7.2 million from $6.4 million in the in the same period of 2000, an increase of $0.8 million or 12%. The increase in gross profit dollars is primarily due to the increase in net sales in the U.K., which more than offset the reduction in gross profit resulting from the reduction in sales in the U.S. Gross profit as a percentage of net sales increased from 8% for the quarter ended March 31, 2000 to 11.2% for the same period of 2001, primarily due to an increase in higher gross profit sales in the U.K. and the outsourcing arrangement with Tech Data, under which the Company records a transaction fee which positively impacts gross profit as a percentage of sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the quarter ended March 31, 2001 decreased to $13.2 million from $13.7 million in the 2000 quarter, a decrease of $0.5 million or 3.6%. As a percentage of net sales, SG&A increased for the quarter ended March 31, 2001 to 20.5% from 17% in the 2000 quarter primarily due to a decrease in net sales while many administrative and overhead expenses remained fixed. In the event that the Company's SG&A expenses are not reduced commensurately with the generation of transaction fees expected as a result of the Tech Data outsourcing arrangement, then during the transition period the Company's operating losses may increase. As a result of the Tech Data outsourcing agreement, the Company is not renewing or is negotiating sub-leases and/or terminations for certain leased facilities, which will reduce overhead expenses.

     Research and Development Expense. Research and development expense for the quarters ended March 31, 2001 and 2000 were $0.1 million and $0.5 million, respectively. In the three months ended March 31, 2001, the Company capitalized $0.4 million of expenditures related to the development of new functionality of its PECOS.ipm technology.

     Asset Impairment Charge. In the quarter ended March 31, 2001, the Company recorded a charge of $0.7 million related to the impairment of software purchased to augment the Company's PECOS technology. The Company commenced an action in the first quarter of 2001 against the software supplier from whom the software was purchased to recover the acquisition cost and other expenses.

     Interest Expense. Interest expense for the quarters ended March 31, 2001 and 2000 remained at $0.3 million. Interest expense in both quarters reflects line of credit borrowings in support of the Company's accounts receivable and inventory.

     Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 2001 decreased to $233,000 from $410,000 in the 2000 quarter primarily due to lower interest-earning cash balances.

     Net Loss. The Company generated a net loss for the quarter ended March 31, 2001 of $6.8 million as a result of the factors described herein.

Liquidity and Capital Resources

     Net cash provided by operating activities for the three month period ended March 31, 2001 was $4.5 million, which is primarily due to a $7.7 million decrease in accounts receivable, a $2.9 million increase in accounts payable, and $1.7 million in depreciation and amortization which partially offset the net loss of $6.8 million and other uses of cash. Net cash provided by investing activities was $16,000, consisting primarily of $0.7 million in proceeds from the sale of assets offset by $0.7 million of additions to property, equipment and software. Net cash used in financing activities was $8.2 million, due mostly to the $8.0 million net reduction under the lines of credit.

     At March 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $28.1 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation (DFSC) in the U.S. and an accounts receivable line of credit from Lloyds TBS Commercial Finance Limited (Lloyds) in the U.K. As of March 31, 2001, the Company had aggregated borrowings of approximately $24.6 million outstanding under its DFSC and Lloyds borrowing facilities, which approximated its maximum availability thereunder. Cash and cash equivalents of $10 million were pledged as collateral for a Letter of Credit that secured a portion of the DFSC facility.

     The DFSC line of credit limits borrowings to defined percentages of eligible inventory (in the U.S.) and accounts receivable and contains customary covenants, including financial covenants with respect to the Company's net income, net worth and debt-to-equity ratios, as defined in the agreements, and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy. The Company received a waiver from DFSC concerning certain covenants for the quarter ended March 31, 2001.

     In January 2001, the Company outsourced its IT Product fulfillment, inventory, logistics, and product configuration in the U.S. to Tech Data. As a result of this agreement, the Company's working capital requirements for inventory and accounts receivable in the U.S. will be substantially reduced. Accordingly, on February 5, 2001, the Company notified DFSC of its intent to terminate its DFSC line of credit in the U.S. by May 7, 2001, which was subsequently amended to May 20, 2001. During the termination period, the DFSC facility provides for aggregate U.S. borrowings of up to $20 million through April 15, reducing to $13 million through May 7, and $8 million through May 20, the date at which the DFSC line of credit will terminate. Borrowings under the line of credit will be extinguished by cash received from accounts receivable balances and, if necessary, cash. Under the Tech Data outsourcing agreement, Tech Data will take title to IT Products sold and the Company's revenues will increasingly begin to reflect transaction fees from Tech Data which are based on a percentage of gross profit generated on IT Product sales in the U.S. When fully transitioned to Tech Data, reported transaction fees, which will be the only revenues recorded on product sales in the U.S. are expected to be approximately 6% to 8% of previously reported IT Product revenues in the U.S. U.K. IT Product revenues and U.S. services revenues will continue to be reported as they have been historically. The Company anticipates that its SG&A costs will decrease as a result of the reduction in infrastructure required to support the Tech Data outsource model.

     On March 1, 2001, the Company refinanced its DFSC line of credit in the U.K. with Lloyds under terms substantially similar to the prior DFSC terms. The Lloyds credit facility provides for aggregate borrowings of up to 10.0 million (or approximately $14.4 million) in the U.K. Availability is based upon Lloyds determination of eligibility based on accounts receivable. Amounts outstanding bear interest at the Base Rate of Lloyds plus 1.5%.

     The Company also has a $5 million financing agreement with IBM Credit Corporation (IBMCC) to support purchases of IBM products. The IBMCC borrowing facility is secured by the IBM products purchased under the arrangement and relates to U.S. operations only. At March 31, 2001, the Company had no borrowings outstanding from IBMCC on its floor plan line of credit.

     On December 30, 1999, the Company signed a structured Equity Line Flexible Financing Agreement (Equity Line) with Cripple Creek Securities LLC (Cripple Creek), which was introduced to the Company by Wit Soundview Group, Inc. (Wit Soundview). Under the terms of the agreement, the Company may sell to Cripple Creek up to $50 million of Common Stock over an 18-month period at a price not less than $4.00 per share commencing June 12, 2000, the date the Company was first able to sell Common Stock to Cripple Creek. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. On May 11, 2000, the Company's registration statement on Form S-3 with the Securities and Exchange Commission was declared effective for the registration of 2,853,418 shares of Common Stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of Common Stock issuable upon exercise of the warrants held by Wit Soundview.

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

     Subject to increasing its cash flows from operations or utilizing financing sources such as the Cripple Creek Equity Line, the Company believes that its cash, cash equivalents and accounts receivable, together with cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available. If available cash and cash generated from operations is insufficient to satisfy liquidity requirements, selling additional equity or debt securities or obtaining an additional credit facility may be required. The sale of additional equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance the Company's lines of credit will continue to be available to the Company or that replacement financing could be arranged if necessary or that the Company's stock price will increase to $4.00, the minimum price level at which the Company could elect to utilize the Equity Line available from Cripple Creek as described herein.

Seasonality and Impact of Inflation

     In prior years, the Company has not experienced seasonality in its business. Generally, however, sales in the IT Products remarketer industry slow in the summer months and, in the U.S. are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the U.K. Due to its current size and the nature of its client base, the Company's sales have reflected this seasonality in 2000 and the first quarter of 2001 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

     Inflation has been relatively low in recent years and accordingly, the Company has not been significantly impacted by the effects of general inflation.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words believes, expects, targets, intends, anticipates, plans, or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing; the potential dilutive effect of the Equity Line, the overall marketplace and clients acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors; the ability of Tech Data to fulfill its obligations under the outsourcing arrangements, and the

Company's resultant reliance on Tech Data, customers willingness to transition their IT product purchases to Tech Data, control of expenses, revenue growth, price decreases of PC products, corporate demand for and availability of PC products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed in this Quarterly Report on Form 10-Q, the Company's 2000 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's Risk Factors contained in the prospectus included as part of the S-3 Registration Statement that became effective on May 11, 2000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from interest rates and exchange rates, which could affect its future results of operations and financial condition.

     The Company's cash and cash equivalents, lines of credit and long term debt are sensitive to interest rate fluctuations. Changes in interest rates would cause changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on March 31 balances, the Company estimates that a 1% change in interest rates would have no material impact on income (loss) before income taxes.

     The  Company's  investment  in  its  U.K.   subsidiaries  is  sensitive  to
fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling.

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        10.4 Amendment Number 11 (dated April 16, 2001) to Business Credit and Security Agreement dated as of March 1, 1997 among Elcom Services Group, Inc. and Deutsche Financial Services Corporation (x).

(b)     Reports on Form 8-K

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


                                                 Elcom International, Inc.

                                                 (Registrant)

Date:  May 14, 2001                              By:  /s/ Peter A. Rendall
                                                 Peter A. Rendall
                                                 Chief Financial Officer
                                                 (Authorized Officer and
                                                 Principal Financial Officer)