Form 10-Q
period 2001-06-30
ELCOM INTERNATIONAL INC
filed 2001-08-08
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001

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

        The registrant had 30,974,000 shares of common stock, $.01 par value, outstanding as of July 31, 2001.

                                     INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.       Financial Statements

                    Consolidated  Balance Sheets as of December 31, 2000
                    (audited) and June 30, 2001 (unaudited)...................2

                    Consolidated Statements of Operations and Other Comprehensive Income (Loss) Three and Six Month Periods
                    Ended June 30, 2000 and 2001 (unaudited)..................3

                    Consolidated Statements of Cash Flows - Six Month Periods
                    Ended June 30, 2000 and 2001 (unaudited)..................4

                    Notes to Consolidated Financial Statements (unaudited)....5

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.....15

                          Part II - OTHER INFORMATION

Item 1.       None.

Item 2.       None.

Item 3.       None.

Item 4.       Submission of Matters to a Vote of Security Holders............15

Item 5.       None.

Item 6.       Exhibits and Reports on Form 8-K...............................16

Signature     ...............................................................17

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                       December 31,   June 30,
                                                           2000         2001
                                                       ------------  -----------
                        ASSETS                          (audited)    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (including restricted
    cash of $15,000 and $0 at December 31, 2000 and
    June 30, 2001, respectively) ....................   $  32,313    $  22,872
                                                        ---------    ---------
  Accounts receivable:
    Trade ...........................................      41,311       21,437
    Other ...........................................       5,280        1,370
                                                        ---------    ---------
                                                           46,591       22,807
    Less - Allowance for doubtful accounts ..........       2,400        1,670
                                                        ---------    ---------
       Accounts receivable, net .....................      44,191       21,137
  Inventory .........................................       1,992          619
  Prepaids and other current assets .................       2,183        1,386
                                                        ---------    ---------
       Total current assets .........................      80,679       46,014
                                                        ---------    ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ....................      31,001       31,512
  Land, buildings and leasehold improvements ........       3,026        2,169
  Furniture, fixtures and equipment .................       7,308        6,942
                                                        ---------    ---------
                                                           41,335       40,623
  Less  Accumulated depreciation and amortization ...      27,182       29,729
                                                        ---------    ---------
                                                           14,153       10,894
OTHER ASSETS ........................................         372          372
                                                        ---------    ---------
                                                        $  95,204    $  57,280
                                                        =========    =========


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Lines of credit ...................................   $  33,241    $   9,934
  Accounts payable ..................................      20,237       20,031
  Accrued expenses and other current liabilities ....       9,191        7,768
  Current portion of capital lease obligations ......         474          501
  Short-term debt ...................................         647          168
                                                        ---------    ---------
    Total current liabilities .......................      63,790       38,402
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION ...         813          556
                                                        ---------    ---------
    Total liabilities ...............................      64,603       38,958
                                                        ---------    ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized --
    10,000,000 shares -- Issued and outstanding none.          --           --
  Common stock, $.01 par value; Authorized --
    50,000,000 shares -- Issued --  31,207,477 and
    31,383,046 shares ...............................         312          314
  Additional paid-in capital ........................     114,196      114,484
  Accumulated earnings (deficit) ....................     (78,484)     (91,244)
    Treasury stock, at cost -- 409,609 shares .......      (4,552)      (4,552)
  Accumulated other comprehensive income (loss) .....        (871)        (680)
                                                        ---------    ---------
    Total stockholders' equity ......................      30,601       18,322
                                                        ---------    ---------
                                                        $  95,204    $  57,280
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)




                                          Three Months Ended        Six Months Ended
                                                June 30,                 June 30,
                                        -----------------------   -----------------------
                                           2000         2001         2000         2001
                                        ----------   ----------   ----------   ----------

Net sales:
  Sales, excluding transaction fees ..  $   83,708   $   33,920   $  163,899   $   98,049
  Transaction fees ...................          --        1,336           --        1,424
                                        ----------   ----------   ----------   ----------
Total net sales ......................      83,708       35,256      163,899       99,473

Cost of sales ........................      76,074       28,823      149,853       85,864
                                        ----------   ----------   ----------   ----------
Gross profit .........................       7,634        6,433       14,046       13,609
                                        ----------   ----------   ----------   ----------

Expenses:
  Selling, general and
    administrative ...................      11,589       12,109       25,242       25,271
  Research and development ...........         505          188          961          320
  Asset impairment charge ............          --           --           --          664
                                        ----------   ----------   ----------   ----------
Total expenses .......................      12,094       12,297       26,203       26,255
                                        ----------   ----------   ----------   ----------
Operating loss .......................      (4,460)      (5,864)     (12,157)     (12,646)

Interest expense .....................        (429)        (184)        (709)        (463)
Interest income and other, net .......         392          115          802          349
                                        ----------   ----------   ----------   ----------
Loss before income taxes .............      (4,497)      (5,933)     (12,064)     (12,760)
Recovery of income taxes .............        (170)          --         (170)          --
                                        ----------   ----------   ----------   ----------

Net loss .............................  $   (4,327)  $   (5,933)  $  (11,894)  $  (12,760)
                                        ==========   ==========   ==========   ==========

Basic and diluted net loss per
  share ..............................  $    (0.14)  $    (0.19)  $    (0.39)  $    (0.41)
                                        ==========   ==========   ==========   ==========
Basic and diluted weighted average
  shares outstanding .................      30,707       30,935       30,209       30,903
                                        ==========   ==========   ==========   ==========

Other Comprehensive Income (Loss),
    Net of Tax:
Net loss .............................  $   (4,327)  $   (5,933)  $  (11,894)  $  (12,760)
  Foreign currency translation
    adjustments.......................        (661)           9         (590)         191
                                        ----------   ----------   ----------   ----------
Comprehensive loss ...................  $   (4,988)  $   (5,924)  $  (12,484)  $  (12,569)
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                        ----------------------
                                                           2000         2001
                                                        ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...........................................  $ (11,894)   $ (12,760)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities --
    Depreciation and amortization ....................      2,778        3,390
    Provision for (recovery of) doubtful accounts ....      1,881         (669)
    Loss on sale of assets ...........................        100           23
    Changes in current assets and liabilities
      Accounts receivable ............................     (3,103)      22,951
      Inventory ......................................     (3,007)       1,342
      Prepaids and other current assets ..............     (1,932)         770
      Accounts payable ...............................      5,260          687
      Accrued expenses and other current liabilities .        949       (1,307)
                                                        ---------    ---------
         Net cash (used in) provided by operating
           activities.................................     (8,968)      14,427
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software .......     (3,203)        (952)
  Increase in other assets and deferred costs ........       (700)          --
  Proceeds from sale of assets .......................         --          697
                                                        ---------    ---------
         Net cash used in investing activities .......     (3,903)        (255)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net receipts (payments) under lines of credit ......     11,159      (22,752)
  Repayment of capital lease obligations .............       (187)        (230)
  Payment of short-term debt .........................        --          (478)
  Exercise of common stock options and warrants ......      8,491          290
  Purchase of treasury stock .........................     (3,170)          --
                                                        ---------    ---------
        Net cash provided by (used in) financing
          activities..................................     16,293      (23,170)
                                                        ---------    ---------
FOREIGN EXCHANGE EFFECT ON CASH ......................       (188)        (443)
                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ........................................      3,234       (9,441)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .......     34,159       32,313
                                                        ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD .............  $  37,393    $  22,872
                                                        =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid ......................................  $     680    $     475
                                                        =========    =========
  Income taxes paid ..................................  $     102    $      82
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly- owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the six-month periods ended June 30, 2000 and 2001. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain amounts recorded from prior periods have been reclassified to conform with the current period presentation. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000.

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

     Basic and diluted net loss per share were calculated as follows (in thousands, except per share amounts):

                                     Three Months Ended      Six Months Ended
Basic and Diluted                          June 30,               June 30,
                                     ------------------     -------------------
                                        2000      2001        2000       2001
                                      --------   -------    --------   --------

Net loss.............................. $(4,327) $(5,933)    $(11,894)  $(12,760)
                                       =======  =======     ========   ========
Weighted average shares outstanding...  30,707   30,935       30,209     30,903
                                       =======  =======     ========   ========
Net loss per share.................... $ (0.14) $ (0.19)    $  (0.39)  $  (0.41)
                                       =======  =======     ========   ========

     Based on the average market price of the Company's common shares in the three-month period ended June 30, 2000, a net total of 3,398,837 shares covered by options, if exercised, would have been dilutive, and 903,480 shares covered by options and warrants with per share exercise prices ranging from $7.19 to $31.13 would have been anti-dilutive. Based on the average market price of the Company's common shares in the three-month period ended June 30, 2001, a net total of 1,208,336 shares covered by options would have been dilutive, and 7,600,181 shares covered by options and warrants with per share exercise prices ranging from $2.20 to $28.71 would have been anti-dilutive.

     Based on the average market price of the Company's common shares in the six-month period ended June 30, 2000, a net total of 5,745,610 shares covered by options, if exercised, would have been dilutive, and 435,671 shares covered by options and warrants with per share exercise prices ranging from $15.25 to $31.13 would have been anti-dilutive. Based on the average market price of the Company's common shares in the six-month period ended June 30, 2001, a net total of 1,596,327 shares covered by options would have been dilutive, and 7,801,198 shares covered by options and warrants with per share exercise prices ranging from $2.50 to $28.71 would have been anti-dilutive.

3.   Business Segment Information

     The Company's operations are classified into two reportable business segments: elcom, inc., the Company's eBusiness technology subsidiary, and Elcom Services Group, Inc., which markets and sells value-added services as well as computer and business information technology products (IT Products) to commercial customers. The accounting policies for these segments are consistent with those described in the summary of significant accounting policies in the Company's 2000 Annual Report on Form 10-K. The Company's management evaluates segment performance based on net sales and gross profit.

     Substantially all net sales and gross profit relate to the remarketing of IT Products and related services. As described elsewhere herein, in January 2001, the Company signed an agreement to outsource its IT Product fulfillment, distribution, inventory and logistics, and product configuration for its United States (U.S.) subsidiaries to TD Fulfillment Services LLC (Tech Data), a subsidiary of Tech Data Corporation. Under this outsourcing arrangement, the Company's IT Product revenues in the U.S. now reflect transaction-oriented fees (Transaction Fees) from Tech Data rather than reflecting gross IT Product revenues. Because of the effect of not recording gross revenues versus recording materially lower transaction fees in the U.S., future comparisons of revenue in the U.S. with previous periods will be less meaningful. Segment results for the three and six-months ending June 30, 2000 and 2001 are as follows (in thousands, unaudited):


                                 Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                 ------------------  -------------------
                                   2000      2001      2000       2001
                                 --------  --------  ---------  ---------
     Net sales
       elcom, inc .............  $ 51,734  $ 26,727  $  97,451  $  78,021
       Elcom Services Group ...    31,974     8,529     66,448     21,452
                                 --------  --------  ---------  ---------
     Total ....................  $ 83,708  $ 35,256  $ 163,899  $  99,473
                                 ========  ========  =========  =========


     Gross profit
       elcom, inc .............  $ 4,628   $  3,765  $   8,907  $   9,271
       Elcom Services Group ...    3,006      2,668      5,139      4,338
                                 --------  --------  ---------  ---------
     Total ....................  $ 7,634   $  6,433  $  14,046  $  13,609
                                 ========  ========  =========  =========

     Segment information as of December 31, 2000 and June 30, 2001 is as follows (in thousands):


                                                   December 31,    June 30,
                                                       2000         2001
                                                    ---------     ---------
                                                                 (unaudited)
     Identifiable Assets
          elcom, inc ..........................     $  62,186     $  35,555
          Elcom Services Group ................         9,370         6,414
          Corporate ...........................        23,648        15,311
                                                    ---------     ---------
     Total ....................................     $  95,204     $  57,280
                                                    =========     =========

     The Company operates primarily in the U.S. and the United Kingdom (U.K.). Geographic information for the three and six-months ending June 30, 2000 and 2001 are as follows (in thousands, unaudited):


                                 Three Months Ended    Six Months Ended
                                       June 30,            June 30,
                                 ------------------  -------------------
                                   2000      2001      2000       2001
                                 --------  --------  ---------  ---------
     Net Sales
       United States ..........  $ 65,846  $ 11,906  $ 129,131  $  48,263
       United Kingdom .........    17,862    23,350     34,768     51,210
                                 --------  --------  ---------  ---------
     Total ....................  $ 83,708  $ 35,256  $ 163,899  $  99,473
                                 ========  ========  =========  =========

     Gross Profit
       United States ..........  $  5,689  $  3,520  $  10,127  $   7,468
       United Kingdom .........     1,945     2,913      3,919      6,141
                                 --------  --------  ---------  ---------
     Total ....................  $  7,634  $  6,433  $  14,046  $  13,609
                                 ========  ========  =========  =========

        Geographic information as of December 31, 2000 and June 30, 2001 is as follows (in thousands):

                                                   December 31,    June 30,
                                                       2000         2001
                                                    ---------     ---------
                                                                 (unaudited)
     Identifiable Assets
          United States .....................       $  67,834     $  32,888
          United Kingdom ....................          27,302        24,364
          Other .............................              68            28
                                                    ---------     ---------
     Total ..................................       $  95,204     $  57,280
                                                    =========     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company develops and licenses remotely-hosted electronic procurement (eProcurement) and electronic marketplace (eMarketplace), Internet and intranet-based purchasing systems which enable the conduct of interactive electronic commerce for businesses. The Company was founded in 1992 as Elcom Systems, Inc., and over the last eight years, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology, which is licensed to companies to enable them to market, buy and sell various goods and services electronically over the Internet.

     The Company markets and sells value-added services and computer-oriented IT Products to commercial clients through Elcom Services Group, Inc. (Elcom Services Group), its wholly-owned, value-added remarketer (VAR) subsidiary. Elcom Services Group commenced operations in December 1993 as the proof of concept of the Company's original client/server PECOS(TM) technology. Elcom Services Group serves its customers using several versions of the Company's PECOS(TM), Internet-based ordering and information systems. The Company achieved its growth by offering the use of PECOS(TM) to prospective customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six VAR's during 1994 to 1996. In addition, the Company operates Starbuyer.com, its owned and operated business-to-business eMarketplace through elcom, inc. in the U.S. Elcom Information Technology Limited in the U.K. uses several versions of its PECOS(TM) technology to support the sale and marketing of IT Products to commercial clients.

     In January 2001, the Company announced that it had signed an agreement to outsource its IT Product fulfillment, distribution, inventory and logistics, and product configuration for its two subsidiaries in the U.S. (elcom, inc., and Elcom Services Group) to Tech Data, one of the world's largest distributors of computer-oriented IT Products.

     Since its inception, the Company has purchased IT Products from distributors, including Tech Data, and direct from certain manufacturers and, as an authorized VAR of those products, resold those products to commercial customers. Because the Company took title to these purchased IT Products and assumed risks of ownership associated with inventory and accounts receivable, the Company recorded gross revenues for each sale transaction. Under the outsourcing agreement, Tech Data has become the Company's logistics, fulfillment, and distribution outsourcing partner and has assumed virtually all logistics and fulfillment functions, including the Company's IT Product financing in the U.S., allowing the Company to hold virtually no inventory or IT Product accounts receivable in the U.S., thereby reducing working capital requirements. Under this agreement, Tech Data will recognize IT Product revenues and own and manage inventory and customer receivables for substantially all of the Company's U.S. customers. The Company will receive transaction fees based on a percentage of the gross profit generated as an agent on each U.S. sale, including IT Products sold through Starbuyer.com, the Company's eMarketplace. The first live orders processed through this outsourcing arrangement were recorded in February 2001 and the transition to the Tech Data outsourcing agreement was completed in July 2001 with over 90% of the Company's customers transitioning to the new outsourced model. The Company will continue to provide its comprehensive suite of professional services and support directly to its clients and record gross revenues on the sale of services, while acting as an agent for Tech Data for IT Product sales transactions in the U.S. The U.K. VAR subsidiary is not affected and will continue to own inventory, record gross revenues on product and services sales and collect customer receivables.

     Under the Tech Data agreement, reported transaction fees, which will be the substantial majority of the revenues recorded on IT Product sales in the U.S. by the quarter ended September 30, 2001, are expected to be approximately 5% to 7% of previously reported IT Product revenues in the U.S. Service revenues and U.K. IT Product sales will continue to be reported as they have been historically.

elcom, inc.

     The eBusiness subsidiary of the Company, elcom, inc., develops and licenses PECOS(TM) remotely-hosted, self-service, Internet and intranet-based purchasing systems. elcom, inc., also markets IT Products to customers via various implementations of the Company's PECOS technology. The purchasing systems the Company offers for licensing include:

     eProcurement Technology: PECOS Internet Procurement Manager (PECOS.ipm) is based on eight years of eCommerce technology development and, as an
Internet-based system, has been in development for approximately four years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process, place and track orders through the approval and fulfillment process, and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and may host PECOS.ipm on its own hardware platform giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning
(ERP) system in place, thereby enabling easier implementation. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. If a client wishes, PECOS.ipm also may be installed on-site at a client's facility on its computers. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. Version 7.1, a more powerful version of PECOS.ipm referred to as the multi-organizational version, was announced in April 2001, and is targeted for use by large multi-organizational companies and contains significant functionality enhancements such as dynamic documents, eForms and improved organizational data security. The Company announced version 1.0 of its next generation PECOS(TM) technology in July 2001. This next generation of PECOS(TM) is designed to offer a single solution which includes eProcurement (buy-side: the capability for a client to order products from its supplier), ePurchasing (sell-side: the capability for a client to have IT customers purchase from it) and private eMarketplace (eMarketplace: the capability for a client to offer an eMarketplace to both buy and sell products in a community of users which may include both suppliers and customers).

     During 1999 and 2000, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS client/server technology, thereby negatively affecting technology- based revenues during this product transition period. For the three-month period ended June 30, 2001, elcom, inc. reported revenues from licenses, including associated professional services and maintenance fees, of approximately $0.3 million compared to $0.2 million in the comparable quarter of 2000. For the six-month period ended June 30, 2001, elcom, inc. reported revenues from licenses, including associated professional services and maintenance fees, of approximately $0.6 million compared to $0.3 million in the comparable six-month period of 2000. As the economy improves and as more companies become aware of the advantages of the Company's remotely-hosted systems, the Company expects to increase the number of licenses signed. The Company intends to leverage its PECOS.ipm technology through the IT Products VAR channel which is comprised of hundreds of VARs, each of which has, on average, hundreds of corporate customers. The Company believes that this strategy could enable it to extend its market penetration and strengthen its brand. PECOS(TM) version 1.0 was announced in July 2001 and includes three functional modules:

     PECOS.ipm is the Company's eProcurement configuration of PECOS(TM) that automates the procurement process from supplier product content through financial settlement. PECOS.ipm supports the procurement of products comprising the major categories of spending including front office and industrial MRO, capital equipment, services and direct materials.

     Additional functionality of PECOS.ipm includes access to external eMarketplaces or supplier Web sites (punch-out), multi-organizational tiered capabilities, flexible approval routing, electronic forms routing, receiving, financial settlement using corporate purchasing cards, Excel spreadsheet routing based on label (cell) amounts and electronic invoicing or evaluated receipt settlement. PECOS.ipm provides a comprehensive self-service administrative environment enabling clients with the ability to control procurement processes including approval routing, access rights to functionality and catalogs, and business rules and policies. Importantly, PECOS.ipm can function independently from a client's back-end computer system and interfaces to legacy or ERP systems using various data feeds. A web-based training module is available for companies to train any number of users via the Internet.

     PECOS Internet Commerce Manager (PECOS.icm) is the Company's eDistribution configuration version of PECOS(TM) that automates the online selling process from product information through financial settlement. PECOS.icm supports the sales of MRO such as IT Products and services and includes functionality such as electronic catalogs, shopping cart and shopping cart transfer, access to real time price and availability, product configuration and credit card processing. PECOS.icm also supports a virtual sourcing engine that enables the online purchase and/or sale of IT products without the need to maintain inventory. Elcom Services Group, the Company's U.S. VAR subsidiary, intends to offer a version of PECOS.icm to prospective customers as a major value added differentiator to acquire new IT Product customers.

     PECOS Internet Marketplace Manager (PECOS.imm) is the Company's eMarketplace system which allows a client to create its own electronic marketplace, enabling it to act as a market maker for buyers and sellers of products with transactions and catalog content managed by the Company.
Remotely-hosted by the Company, PECOS.imm allows enterprises to deploy an eMarketplace that supports a trading community which can include buyers and suppliers.tplace that supports a trading community which can include buyers and suppliers.

     The Company recently announced an optional dynamic trading system which includes request for proposal, private reverse auctioning and other features.ich includes request for proposal, private reverse auctioning and other features.

     Further, the Company is in the process of developing eMarketplace World Network, a global eMarketplace hub, which is designed to interconnect with world-wide eMarketplaces comprised of vertical and geographic trading communities within an industry, allowing eMarketplaces to connect their trading communities so that buyers can easily review participating eMarketplaces and trade with the suppliers participating in those eMarketplaces.eMarketplaces and trade with the suppliers participating in those eMarketplaces.

     Starbuyer.com is the Company's owned and operated eMarketplace in the U.S. which was developed in 1999 as the proof of concept for the Company's original eMarketplace technology. Through the Starbuyer eMarketplace, the Company markets over 200,000 business and IT Products. The Company uses its proprietary Oracle-based software systems, which interface with its eMarketplace and its PECOS(TM) technology to source and order the majority of its products automatically in the U.S. from Tech Data.order the majority of its products automatically in the U.S. from Tech Data.

     StarbuyerGold: In March 2001, the Company's U.K. subsidiary began operation of the first phase of its business-to-business, Internet-based eMarketplace called StarbuyerGold, similar to Starbuyer.com operated by elcom, inc. in the U.S., StarbuyerGold will allow the Company's U.K. clients to have new functionality compared to the PECOS.web technology previously used by the U.K. subsidiary. The U.K. intends to offer StarbuyerGold to prospective clients to create a significant differentiation factor to distinguish it from its competitors in the U.K. IT Product marketplace.

     elcom, inc.'s gross profit from U.S. operations for each of the three-month periods ended June 30, 2001 and 2000 was $0.9 million and $2.7 million, respectively. The reduction in gross profit in the 2001 quarter compared to the 2000 quarter primarily reflects a decline in IT Product sales due to a general slowdown of IT spending in the U.S. elcom, inc.'s U.S. operating expenses decreased by approximately $0.5 million in the three-month period ending June 30, 2001 compared to the comparable 2000 quarter as the Company decreased discretionary spending. Consequently, the operating loss generated by elcom, inc.'s U.S. operations increased by $1.3 million to $5.7 million during the three-month period ended June 30, 2001 versus an operating loss of $4.4 million in the three-month period ended June 30, 2000.

     elcom, inc.'s gross profit from U.K. operations for each of the three-month periods ended June 30, 2001 and 2000 was $2.9 million and $1.9 million, respectively. The increase in gross profit in the 2001 quarter compared to the 2000 quarter reflects an increase in sales of IT products in the U.K. (where all revenues are reported gross) of $5.5 million. elcom, inc.'s U.K. operating expenses increased by approximately $0.5 million in the three-month period ending June 30, 2001 compared to the comparable 2000 quarter primarily reflecting increased sales-related costs. Consequently, the operating profit generated by elcom, inc.'s U.K. operations increased by $0.5 million to $0.3 million during the three-month period ended June 30, 2001 versus an operating loss of $0.2 million in the three- month period ended June 30, 2000.

Elcom Services Group, Inc.

     Elcom Services Group is a VAR which markets and sells IT Products and professional services to enterprise business clients. Primarily due to declining gross profit margins on hardware sales with certain large customers and changes in certain manufacturer's product return policies and resultant increased inventory risks during 1999, the Company introduced a strategy to reduce its revenues and related inventory exposure by declining to do business with clients that have not paid the Company on time as per agreements, or demanded pricing which the Company was not willing to provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy has resulted in a significant and planned decrease in revenues for Elcom Services Group, but has effectively eliminated a majority of the Company's marginal clients and exposure thereto. The Company's outsourcing agreement with Tech Data is expected to eliminate virtually all inventory and the substantial majority of accounts receivable-oriented risks in the U.S.

     Historically, Elcom Services Group's revenues and resultant gross profit have been affected by price reductions and decreases in vendor support programs offered by computer manufacturers. Consequently, in order to increase gross profit historically, the Company had to sell incremental amounts of IT Products to offset such price reductions which amplify the impact on the Company's gross profit of any slowdown in corporate client demand. These price reductions and manufacturer cutbacks have been substantial over the last several years. Manufacturers price reductions require Elcom Services Group to increase its base unit volumes and associated peripheral product sales to overcome the effect of such price decreases if it is to sustain its level of gross profit dollars. The Company experienced a softening of demand from its clients in 2000, which has continued throughout 2001, related to many factors, including a general slow-down seen in the IT Products markets, resulting in clients curtailing capital spending programs. Elcom Services Group's gross margins have varied from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors. As a result of the outsourcing agreement with Tech Data described herein, the Company's IT Product revenues will increasingly begin to reflect transaction fees which are based on a percentage of gross profit generated on IT Product sales. Under this outsourced model which was completed in July 2001, reported transaction fees which will represent virtually all of the revenues recorded on IT Product sales in the U.S., are expected to be approximately 5% to 7% of previously reported IT Product revenues in the U.S. Services revenues will continue to be reported as they have been historically. In the three-month period ended June 30, 2001, Elcom Services
Group recorded $8.5 million in revenues compared to $32.0 million in the comparable three-month period ended June 30, 2001. Of the $8.5 million, $617,000 relates to transaction fees arising from the Tech Data outsourcing agreement.

     The Company intends to leverage its PECOS(TM) technology through Elcom Services Group to create a significant differentiation factor to distinguish it from its competitors in the VAR product and services marketplace. In order to incentivize corporate customers to purchase IT Products through Elcom Services Group, the Company will consider the amount of transaction fees projected to be generated through the Company's outsourcing agreement with Tech Data by a prospective customer and, if deemed sufficient, deploy a specific version of PECOS(TM) at little or no cost to the new customer. The Company believes that by deploying PECOSTM in this manner to incremental customers, it will generate additional transaction fees from new customers.

Results of Operations

Quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

     Net sales. Net sales for the quarter ended June 30, 2001 were $35.3 million compared to $83.7 million in the comparable quarter of 2000, reflecting the significant impact of the industry-wide slowdown in the U.S. for IT Product sales together with the planned reduction in revenues attributable to the previously announced outsourcing agreement with Tech Data under which the Company records transaction-oriented fees from Tech Data rather than the gross revenues of a sale. The transition to the Tech Data outsourcing program commenced in February 2001 and is now complete. Revenues recognized under the Tech Data outsourcing arrangement are based on the gross profit associated with each sale, rather than gross revenue as recorded historically. Accordingly, net sales in the U.S. decreased from $65.8 million for the quarter ended June 30, 2000 to $11.9 million for the same period for 2001, an 81.9% decrease. Because the transition to Tech Data continued during the second quarter of 2001, the Company's results for the quarter contain a blend of gross revenues (of customers who transitioned during the quarter) and transaction fees (from customers that had already transitioned). Services revenues in the U.S. are recorded on a gross revenue basis as services sold to customers are not outsourced to Tech Data. Net sales in the U.K. increased from $17.9 million for the quarter ended June 30, 2000 to $23.4 million for the same period in 2001, an increase of $5.5 million, or 30.7%, primarily due to continued strong demand, relative to the U.S., for IT Products in the U.K.

     Gross profit. Gross profit for the quarter ended June 30, 2001 decreased to $6.4 million from $7.6 million in the comparable 2000 quarterly period, a decrease of $1.2 million or 15.7%, primarily reflecting the reduction in the volume of sales in the U.S. which was partially offset by the effect of the increase in sales and higher gross profit margins generated on IT Products sold in the U.K. As a percentage of sales, gross profit increased from 9.1% for the quarter ended June 30, 2000 to 18.2% for the comparable 2001 period, primarily due to the effect of recording transaction-oriented fees under the Tech Data outsourcing program, without incurring related cost of sales, thereby positively effecting gross profit as a percentage of sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) for the quarter ended June 30, 2001 increased to $12.1 million from $11.6 million in the quarter ended June 30, 2001, an increase of $0.5 million or 4.5%. Although SG&A expenses attributable to U.S. operations remained constant at $9.5 million in both periods, the Company expects to see cost reductions that will result from the reduction in infrastructure (such as personnel and facility expenses) implemented as a result of the outsourcing agreement with Tech Data. SG&A expenses in the U.K. increased from $2.1 million in the quarter ended June 30, 2000 to $2.6 million for the quarter ended June 30, 2001, primarily reflecting incremental selling costs resulting from the increased sales of IT Products in the 2001 quarter compared to the 2000 quarter. As a percentage of net sales, SG&A increased for the quarter ended June 30, 2001 to 34.3% from 13.8% in the quarter ended June 30, 2000 primarily due to the decrease in net sales in the U.S., and to a lesser extent resulting from recording transaction- oriented fees under the Tech Data agreement. In the U.K., SG&A expenses increased commensurate with net sales.

     Research and Development Expense. Research and development expense for the quarters ended June 30, 2001 and 2000 was $0.2 million and $0.5 million, respectively. In the 2000 quarter, the PECOS.ipm system had not reached technological feasibility and therefore, all related development costs were recorded as research and development expenditures. PECOS.ipm version 7.1 was announced in April 2001 and included significant functional enhancements. Thereafter, certain development costs incurred in the 2001 quarter that related to maintenance and minor enhancements were recorded as a component of cost of sales.

     Interest Expense. Interest expense for the quarters ended June 30, 2001 and June 30, 2000 was $184,000 and $429,000, respectively. Interest expense decreased in the 2001 quarter due to the reduction in line of credit borrowings.

     Interest Income and Other, Net. Interest income and other, net, for the quarters ended June 30, 2001 and June 30, 2000 decreased to $115,000 from $392,000, respectively, primarily due to lower interest-earning cash balances combined with a reduction in interest rates in the 2001 period compared to the 2000 period.

     Net Loss. The Company generated a net loss for the quarter ended June 30, 2001 of $5.9 million as a result of the factors described herein.

Six-months ended June 30, 2001 compared to the six-months ended June 30, 2000.

     Net sales. Net sales for the six-month period ended June 30, 2001 were $99.5 million compared to $163.9 million in the comparable six-month period of 2000. The decrease in net sales reflects the significant impact of the industry-wide slowdown in the U.S. for IT Product sales together with the planned reduction in revenues attributable to the transition to transaction-oriented fees in the U.S. Accordingly, net sales in the U.S. decreased from $129.1 million for the six-month period ended June 30, 2000 to $48.3 million for the same period for 2001, a 62.6% decrease. Net sales in the U.K. increased from $34.8 million for the six-month period ended June 30, 2000 to $51.2 million for the same period in 2001, an increase of $16.4 million, or 47.3%, due to continued strong demand, relative to the U.S., for IT Products in the U.K.

     Gross Profit. Gross profit for the six-month period ended June 30, 2001 decreased to $13.6 million from $14.0 million in the comparable 2000 period, a decrease of $0.4 million or 3.1%, primarily reflecting the reduction in the volume of sales in the U.S., substantially offset by the effect of the increase in sales and higher gross profit margins generated on IT Products sold in the U.K. As a percentage of sales, gross profit increased from 8.6% for the six-month period ended June 30, 2000 to 13.7% for the comparable 2001 period, primarily due to the effect of recording transaction-oriented fees under the Tech Data outsourcing program, without incurring the related cost of sales, thereby positively effecting gross profit as a percentage of sales.

     Selling, General and Administrative Expenses. SG&A for the six-months ended June 30, 2001 increased to $25.3 million from $25.2 million in the same period of 2000, an increase of $0.1 million or 0.1%. SG&A expenses in the U.S. decreased from $20.6 million for the six-month period ended June 30, 2000 to $19.8 million for the six- month period ended June 30, 2001. SG&A expenses in the U.K. increased from $4.6 million for the six-months ended June 30, 2000 to $5.5 million for the six-months ended June 30, 2001, primarily reflecting incremental selling costs resulting from increased sales of IT Products in the U.K. As a percentage of net sales, SG&A increased for the six-months ended June 30, 2001 to 25.4% from 15.4% in the six-months ended June 30, 2000 primarily due to the decrease in net sales in the U.S., and to a lesser extent resulting from recording transaction-oriented fees under the Tech Data agreement. In the U.K., SG&A expenses increased commensurate with net sales.

     Research and Development Expense. Research and development expense for the six-months ended June 30, 2001 and 2000 was $0.3 million and $1.0 million, respectively. In the six-months ended June 30, 2001, the Company capitalized $0.4 million of expenditures related to the development of new functionality of its PECOS technology.

     Asset Impairment Charge. In the six-months ended June 30, 2001, the Company recorded a charge of $0.7 million related to the impairment of software purchased to augment the Company's PECOS technology. The Company commenced an action in the first six-months of 2001 against the software supplier from whom the software was purchased to recover the acquisition cost and other expenses.

     Interest Expense. Interest expense for the six-months ended June 30, 2001 and June 30, 2000 was $0.5 million and $0.7 million, respectively. Interest expense decreased due to the reduction in line of credit borrowings.

     Interest Income and Other, Net. Interest income and other, net, for the six-months ended June 30, 2001 and June 30, 2000 decreased to $0.3 million from $0.8 million, respectively, primarily due to lower interest-earning cash balances and a lower interest rate in the 2001 period compared to the 2000 period.

     Net Loss. The Company generated a net loss for the six-months ended June 30, 2001 of $12.8 million as a result of the factors described herein.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six-month period ended June 30, 2001 was $14.4 million, which resulted primarily from a $23.0 million reduction in accounts receivable balances (due to U.S. customers transitioning to Tech Data), $3.4 million in non-cash depreciation and amortization, and other net items that generated cash from operating activities of $0.8 million which collectively offset the net loss recorded of $12.8 million. Net cash used in investing activities was $0.3 million, comprised of $0.7 million in proceeds from the sale of assets offset by $1.0 million of additions to property, equipment and software. Net cash used in financing activities was $23.2 million, due mostly to the $22.8 million net reduction under the lines of credit, which was fully paid down in the U.S.

     At June 30, 2001, the Company's principal sources of liquidity included cash of $22.9 million and an accounts receivable line of credit with Lloyds TBS Commercial Finance Limited (Lloyds) in the U.K. As of June 30, 2001, the Company had aggregated borrowings of approximately $9.9 million outstanding under its Lloyds borrowing facilities, which approximated its maximum availability thereunder.

     On March 1, 2001, the Company refinanced its line of credit with Deutsche Financial Services Corporation (DFSC) in the U.K. with Lloyds. The Lloyds credit facility provides for aggregate borrowings of up to 10.0 million (or approximately $14.2 million) in the U.K. Amounts outstanding bear interest at the Base Rate of Lloyds (5.25% at June 30, 2001) plus 1.5%. The Lloyds credit facility limits borrowings to defined percentages of eligible U.K. accounts receivable balances and contains customary covenants, including financial covenants with respect to the U.K.'s net income, net worth and customary default provisions related to non-payment of principal and interest, default under other debt agreements and bankruptcy provisions.

     In January 2001, the Company outsourced its IT Product fulfillment, distribution, inventory, logistics, and product configuration in the U.S. to Tech Data. As a result of this agreement, the Company's working capital requirements for inventory and accounts receivable in the U.S. were substantially reduced. Accordingly, on February 5, 2001, the Company notified DFSC of its intent to terminate its DFSC line of credit in the U.S., and final paydown between the Company and DFSC extinguishing all balances occurred prior to June 30, 2001. The Company's letter of credit that the Company secured against a portion of the DFSC facility also expired, and all of the Company's cash at June 30, 2001 was unrestricted.

     On July 3, 2001, the Company terminated its $5.0 million financing agreement with IBM Credit Corporation (IBMCC). The IBMCC borrowing facility supported purchases in the U.S. of IBM products. At June 30, 2001, the Company had no borrowings outstanding from IBMCC.

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

     Subject to significantly increasing its cash flows from operations and/or utilizing financing sources such as the Cripple Creek Equity Line, the Company believes that its cash and accounts receivables, together with cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available for the U.K. operations. If available cash and cash generated from operations are insufficient to satisfy liquidity requirements, selling additional equity or debt securities or obtaining an additional credit facility may be required. The sale of additional equity or convertible debt securities would result in dilution to the Company's stockholders. There can be no assurance that the Company's lines of credit will continue to be available to the Company or that replacement financing of any kind could be arranged if necessary or that the Company could sell additional equity or convertible debt securities (including any sold under the Equity Line as described herein which require the Company's stock price to exceed $4.00, the minimum price level at which the Company could elect to utilize the Equity
Line), or if so what the timing and/or terms thereof might be.

Seasonality and Impact of Inflation

     Generally, sales in the IT Products remarketer industry slow in the summer months and, in the U.S., are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the U.K. Due to its current size and the nature of its client base, the Company's sales have reflected this seasonality in 2000 and the second quarter of 2001 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

     Inflation has been relatively low in recent years and accordingly, the Company has not been significantly impacted by the effects of general inflation.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words believes, expects, targets, intends, anticipates, plans, or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Companys expectations are, or will be, correct. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the Company's control. Any one of such influences or a combination could materially affect the accuracy of the forward-looking statements and the assumptions on which the statements are based. The Company believes that the following factors, among others, could affect the Company's future performance or the price or liquidity of the Company's common stock and cause the Company's actual results to differ materially from those results expressed or implied by forward-looking statements, including: availability and terms of appropriate working capital and/or other financing; the potential dilutive effect of the Equity Line, or any other equity issuance, the overall marketplace and clients acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors; the ability of Tech Data to fulfill its obligations under the outsourcing arrangements, and the Company's resultant reliance on Tech Data, customers willingness to transition their IT Product purchases to Tech Data, control of expenses, revenue growth, price decreases of IT Products, corporate demand for and availability of IT Products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed in this Quarterly Report on Form 10-Q, the Company's 2000 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's Risk Factors contained in the prospectus included as part of the S-3 Registration Statement that became effective on May 11, 2000. The Company assumes no obligation to update any of the information contained or referenced in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from interest rates and exchange rates, which could affect its future results of operations and financial condition.

     The Company's cash and cash equivalents, lines of credit and short-term debt are sensitive to interest rate fluctuations. Changes in interest rates would cause changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on June 30 balances, the Company estimates that a 1% change in interest rates would have no material impact on income (loss) before income taxes.

     The  Company's  investment  in  its  U.K.   subsidiaries  is  sensitive  to
fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling.

                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the Company's stockholders was held on May 10, 2001. Two matters specified in the Company's Notice of Annual Meeting and Proxy Statement dated April 4, 2001, a copy of which has been previously filed with the Securities and Exchange Commission, were considered, voted upon and approved by the stockholders. The specific results of the voting on the two matters are as follows:

     Proposal I:    The size of the Company's Board of  Directors  was fixed at six and Messrs. Robert J. Crowell and William W. Smith were elected to the Board of Directors of the Company, both for a term to expire at the 2004 Annual Meeting, by the following votes:

                                                Number of Shares Voted
                                               For               Withheld
                                           -----------          -----------
                    Robert J. Crowell       27,221,011            343,742

                    William W. Smith        27,221,011            343,742

     For the meeting, each of Messrs. John Ortiz and Richard J. Harries, Jr. also continued as Directors of the Company.

     Proposal II:   The Company's stockholders ratified,  approved and adopted
                    The 2001 Stock Option Plan of Elcom International, Inc., as amended and restated, covering 2,400,000 shares of Common Stock by the following vote:

                           For               Against             Abstain
                        ---------           ---------           ---------
                        8,876,615            788,426              76,440

        For information on the manner in which the votes on the above matters were tabulated, see the definitive proxy statement referenced above.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

        None

(b)  Reports on Form 8-K

        None

---------------------------------

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Elcom International, Inc.

                                   (Registrant)

Date:  August 8, 2001              By:/s/ Peter A. Rendall
                                   Peter A. Rendall
                                   Chief Financial Officer

                                   (Authorized Officer and Principal
                                   Financial Officer)