Form 10-Q
period 2001-09-30
ELCOM INTERNATIONAL INC
filed 2001-11-14
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


               For the Quarterly Period Ended September 30, 2001

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


     The registrant had 30,875,000 shares of common stock, $.01 par value, outstanding as of October 31, 2001.

                                     INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 (audited)
         and September 30, 2001 (unaudited)...................................2

         Consolidated Statements of Operations and Other Comprehensive
         Income (Loss) - Three and Nine Month Periods Ended September 30,
         2000 and 2001 (unaudited)............................................3

         Consolidated Statements of Cash Flows - Nine Month Periods
         Ended September 30, 2000 and 2001 (unaudited)........................4

         Notes to Consolidated Financial Statements (unaudited)...............5

Item 2.  Managements Discussion and Analysis of Financial Condition and
         Results of Operations................................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........15


                          Part II - OTHER INFORMATION

Item 1.  None.

Item 2.  None.

Item 3.  None.

Item 4.  None.

Item 5.  None.

Item 6.  Exhibits and Reports on Form 8-K....................................15

Signature....................................................................16

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                      December 31, September 30,
                                                         2000          2001
                                                      ------------ -------------
                     ASSETS                            (audited)    (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents (including restricted
    cash of $15,000 and $125 at December 31, 2000
    and September 30, 2001, respectively) ..........    $  32,313    $  18,577
                                                        ---------    ---------
  Accounts receivable:
    Trade ..........................................       41,311       18,768
    Other ..........................................        5,280        1,869
                                                        ---------    ---------
                                                           46,591       20,637
     Less - Allowance for doubtful accounts ........        2,400        1,231
                                                        ---------    ---------
         Accounts receivable, net ..................       44,191       19,406
  Inventory ........................................        1,992          566
  Prepaids and other current assets ................        2,183        1,698
                                                        ---------    ---------
         Total current assets ......................       80,679       40,247
                                                        ---------    ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software ...................       31,001       30,775
  Land, buildings and leasehold improvements .......        3,026        2,171
  Furniture, fixtures and equipment ................        7,308        7,030
                                                        ---------    ---------
                                                           41,335       39,976
  Less  Accumulated depreciation and amortization ..       27,182       31,144
                                                        ---------    ---------
                                                           14,153        8,832
OTHER ASSETS .......................................          372          348
                                                        ---------    ---------
                                                        $  95,204    $  49,427
                                                        =========    =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Lines of credit ................................    $  33,241    $  10,411
    Accounts payable ...............................       20,237       18,922
    Accrued expenses and other current liabilities .        9,191        7,866
    Current portion of capital lease obligations ...          474          515
    Short-term debt ................................          647           --
                                                        ---------    ---------
           Total current liabilities ...............       63,790       37,714
  CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION           813          422
                                                        ---------    ---------
           Total liabilities .......................       64,603       38,136
                                                        ---------    ---------

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; Authorized --
      10,000,000 shares -- Issued and outstanding
      none .........................................           --           --
    Common stock, $.01 par value; Authorized --
      50,000,000 shares -- Issued --  31,207,477 and
      31,383,046 shares ............................          312          314
    Additional paid-in capital .....................      114,196      114,484
    Accumulated earnings (deficit) .................      (78,484)     (97,990)
     Treasury stock, at cost -- 409,609 and 517,109
       shares ......................................       (4,552)      (4,692)
    Accumulated other comprehensive income (loss) ..         (871)        (825)
                                                        ---------    ---------
           Total stockholders' equity ..............       30,601       11,291
                                                        ---------    ---------
                                                        $  95,204    $  49,427
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)



                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                          ------------------------       -------------------------
                                                            2000            2001           2000             2001
                                                          --------        --------       ---------       ---------
  Net sales:
    Sales, excluding transaction fees ............        $ 77,051        $ 27,730       $ 240,950       $ 125,779
    Transaction fees .............................              --           1,266              --           2,690
                                                          --------        --------       ---------       ---------
  Total net sales ................................          77,051          28,996         240,950         128,469

  Cost of sales ..................................          68,932          23,637         218,785         109,501
                                                          --------        --------       ---------       ---------
  Gross profit ...................................           8,119           5,359          22,165          18,968
                                                          --------        --------       ---------       ---------

  Expenses:
    Selling, general and administrative ..........          12,771          10,785          38,013          36,056
    Research and development .....................             583             348           1,544             668
    Asset impairment charge ......................              --             962              --           1,626
                                                          --------        --------       ---------       ---------
  Total expenses .................................          13,354          12,095          39,557          38,350
                                                          --------        --------       ---------       ---------
  Operating loss .................................          (5,235)         (6,736)        (17,392)        (19,382)

  Interest expense ...............................            (433)           (109)         (1,142)           (572)
  Interest income and other, net .................           1,259              99           2,061             448
                                                          --------        --------       ---------       ---------
  Loss before income taxes .......................          (4,409)         (6,746)        (16,473)        (19,506)
  Income tax benefit .............................            (616)             --            (786)             --
                                                          --------        --------       ---------       ---------

  Net loss .......................................        $ (3,793)       $ (6,746)      $ (15,687)      $ (19,506)
                                                          ========        ========       =========       =========

  Basic and diluted net loss per share............        $  (0.12)       $  (0.22)      $   (0.52)      $   (0.63)
                                                          ========        ========       =========       =========
  Basic and diluted weighted average shares
    outstanding...................................          30,727          30,967          30,383          30,925
                                                          ========        ========       =========       =========

  Other Comprehensive Income (Loss),
    Net of Tax:
  Net loss........................................        $ (3,793)       $ (6,746)      $ (15,687)      $ (19,506)
    Foreign currency translation adjustments......            (430)           (145)         (1,020)             46
  Comprehensive loss..............................        $ (4,223)       $ (6,891)      $ (16,707)      $ (19,460)
                                                          ========        ========       =========       =========

       The accompanying notes are an integral part of these consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                             Nine Months Ended
                                                              September  30,
                                                            -------------------
                                                              2000       2001
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .............................................. $(15,687)  $(19,506)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities --
      Depreciation and amortization .......................    4,378      5,030
      Provision for (recovery of) doubtful accounts .......    2,864     (1,174)
      Loss (gain) on sale of assets .......................     (742)        --
      Asset impairment ....................................       --      1,626
      Changes in current assets and liabilities:
        Accounts receivable ...............................      (94)    25,772
        Inventory .........................................     (729)     1,410
        Prepaids and other current assets .................   (1,881)      (173)
        Accounts payable ..................................    7,900       (937)
        Accrued expenses and other current liabilities ....    1,095     (1,296)
                                                            --------   --------
           Net cash provided by (used in) provided by
             operating activities..........................   (2,896)    10,752
                                                            --------   --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, equipment and software ..........   (4,835)    (1,414)
    Increase (decrease) in other assets and deferred
      costs ...............................................     (655)        24
    Proceeds from sale of assets ..........................      798        697
                                                            --------   --------
           Net cash used in investing activities ..........   (4,692)      (693)
                                                            --------   --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net receipts (payments) under lines of credit .........    3,518    (22,820)
    Repayment of capital lease obligations ................     (267)      (350)
    Repayment of short-term debt ..........................       --       (647)
    Exercise of common stock options and warrants .........    7,809        290
    Purchase of treasury stock ............................   (3,270)      (140)
    Sale of common stock ..................................      320         --
                                                            --------   --------
          Net cash provided by (used in) financing
            activities ....................................    8,110    (23,667)
  FOREIGN EXCHANGE EFFECT ON CASH .........................     (261)      (128)
                                                            --------   --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....      261    (13,736)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..........   34,159     32,313
                                                            --------   --------

  CASH AND CASH EQUIVALENTS, END OF PERIOD ................ $ 34,420   $ 18,577
                                                            ========   ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid ......................................... $  1,120   $    545
                                                            ========   ========
    Income taxes paid ..................................... $    164   $     82
                                                            ========   ========

  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
    Capital lease obligations incurred for the purchase
      of equipment ........................................ $    147   $     --
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Basis of Presentation

     The  consolidated  financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, the results of operations for the three-month and nine-month periods September 30, 2000 and 2001, respectively, and cash flows for the nine-month periods ended September 30, 2000 and 2001. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain amounts recorded from prior periods have been reclassified to conform with the current period presentation. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2000.

2.   Net Loss Per Share

     Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. In 2000 and 2001, diluted EPS is the same as basic EPS because the Company reported a net loss, as a result of which the impact of including potential common shares is anti-dilutive and, thus, are not included in the determination of per share calculations.

     Basic and diluted net loss per share were calculated as follows (in thousands, except per share amounts):

                                       Three Months Ended  Nine Months Ended
Basic and Diluted                         September 30,      September 30,
--------------------------------------  ------------------  ------------------
                                          2000      2001      2000     2001
                                        -------    ------  --------  --------
Net loss .............................  $(3,793)  $(6,746) $(15,687) $(19,506)
                                        =======    ======  ========  ========
Weighted average shares outstanding ..   30,727    30,967    30,383    30,925
                                        =======    ======  ========  ========
Net loss per share ...................  $ (0.12)   $(0.22) $  (0.52) $  (0.63)
                                        =======    ======  ========  ========

     Based on the average market price of the Company's common shares in the three-month period ended September 30, 2000, a net total of 2,610,000 shares covered by options, if exercised, would have been dilutive, and 1,284,000 shares covered by options and warrants with per share exercise prices ranging from $5.97 to $31.13 would have been anti-dilutive. Based on the average market price of the Company's common shares in the three- month period ended September 30, 2001, a net total of 401,441 shares covered by options would have been dilutive, and 10,137,489 shares covered by options and warrants with per share exercise prices ranging from $1.31 to $28.71 would have been anti-dilutive.

     Based on the average market price of the Company's common shares in the nine-month period ended September 30, 2000, a net total of 5,193,000 shares covered by options, if exercised, would have been dilutive, and 594,000 shares covered by options and warrants with per share exercise prices ranging from $12.63 to $31.13 would have been anti-dilutive. Based on the average market price of the Company's common shares in the nine-month period ended September 30, 2001, a net total of 1,335,531 shares covered by options would have been dilutive, and 7,680,171 shares covered by options and warrants with per share exercise prices ranging from $2.20 to $28.71 would have been anti-dilutive.

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

     Substantially all net sales and gross profits relate to the remarketing of IT Products and related services. As described elsewhere herein, in January 2001, the Company signed an agreement to outsource its IT Product fulfillment, distribution, inventory and logistics, and product configuration for its United States ("U.S.") subsidiaries to TD Fulfillment Services LLC ("Tech Data"), a subsidiary of Tech Data Corporation. Under this outsourcing arrangement, the Company's IT Product revenues in the U.S. now reflect transaction-oriented fees ("Transaction Fees") from Tech Data rather than reflecting gross IT Product revenues. Because of the effect of not recording gross revenues versus recording materially lower transaction fees in the U.S., future comparisons of revenue in the U.S. with previous periods will be less meaningful. Segment results for the three and nine-months ending September 30, 2000 and 2001 are as follows (in thousands, unaudited):

                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                   -------------------   --------------------
                                     2000       2001        2000       2001
                                   --------   --------   ---------  ---------
  Net sales
    elcom, inc .................   $ 51,294   $ 24,526   $ 148,745  $ 102,547
    Elcom Services Group .......     25,757      4,470      92,205     25,922
                                   --------   --------   ---------  ---------
  Total ........................   $ 77,051   $ 28,996   $ 240,950  $ 128,469
                                   ========   ========   =========  =========

  Gross profit
    elcom, inc ................... $  5,032   $  3,316   $ 13,939   $ 12,587
    Elcom Services Group .........    3,087      2,043      8,226      6,381
                                   --------   --------   ---------  ---------
  Total .......................... $  8,119   $  5,359   $ 22,165   $ 18,968
                                   ========   ========   =========  =========

     Segment information as of December 31, 2000 and September 30, 2001 is as follows (in thousands):

                                                   December 31,   September 30,
                                                       2000           2001
                                                     --------        --------
                                                                   (unaudited)
  Identifiable Assets
    elcom, inc ..............................        $ 62,186        $ 34,191
    Elcom Services Group ....................           9,370           4,604
    Corporate ...............................          23,648          10,632
                                                     --------        --------
  Total .....................................        $ 95,204        $ 49,427
                                                     ========        ========

     The Company operates primarily in the U.S. and the United Kingdom (U.K.). Geographic information for the three and nine-months ending September 30, 2000 and 2001 are as follows (in thousands, unaudited):

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                                2000      2001       2000      2001
                               -------   -------  ---------  ---------
  Net Sales
    United States ..........   $54,655   $ 5,479  $ 183,786  $  53,742
    United Kingdom .........    22,396    23,517     57,164     74,727
                               -------   -------  ---------  ---------
  Total ....................   $77,051   $28,996  $ 240,950  $ 128,469
                               =======   =======  =========  =========
  Gross Profit
    United States ..........    $5,511    $2,714  $  15,638  $  10,181
    United Kingdom .........     2,608     2,645      6,527      8,787
                               -------   -------  ---------  ---------
  Total ....................    $8,119    $5,359  $  22,165  $  18,968
                               =======   =======  =========  =========

     Geographic information as of December 31, 2000 and September 30, 2001 is as follows (in thousands):

                                                 December 31,  September 30,
                                                    2000           2001
                                                  --------        -------
                                                                (unaudited)
  Identifiable Assets
       United States .......................       $67,834        $23,377
       United Kingdom ......................        27,302         26,050
       Other ...............................            68             --
                                                  --------        -------
  Total ....................................       $95,204        $49,427
                                                  ========        =======

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company develops and licenses remotely-hosted electronic procurement ("eProcurement") and electronic marketplace ("eMarketplace"), Internet and intranet-based purchasing systems which enable the conduct of interactive electronic commerce for businesses. The Company was founded in 1992 as Elcom Systems, Inc., and over the last eight years, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology, which is licensed to companies to enable them to market, buy and sell various goods and services electronically over the Internet.

     The Company markets and sells value-added services and computer-oriented IT Products to commercial clients through Elcom Services Group, Inc. ("Elcom Services Group"), its wholly-owned, direct marketing subsidiary. Elcom Services Group commenced operations in December 1993 as the proof of concept of the Company's original client/server PECOS(TM) technology. Elcom Services Group serves its customers using several versions of the Company's PECOS(TM), Internet-based ordering and information systems. The Company achieved its early growth by offering the use of PECOS(TM) to prospective customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six VAR's during 1994 to 1996. In addition, in the U.S., the Company's subsidiary, elcom, inc., operates Starbuyer.com, its owned and operated business-to-business eMarketplace. Elcom Information Technology Limited in the U.K. uses several versions of its PECOS(TM) technology to support the sale and marketing of IT Products to commercial clients.

     In January 2001, the Company announced that it had signed an agreement to outsource its IT Product fulfillment, distribution, inventory and logistics, and product configuration for its two subsidiaries in the U.S. (elcom, inc., and Elcom Services Group) to Tech Data, one of the world's largest distributors of computer-oriented IT Products. As of October 1, 2001, elcom, inc.'s customers were transferred to Elcom Services Group.

     Since its inception, the Company has purchased IT Products from distributors, including Tech Data, and directly from certain manufacturers and, as an authorized remarketer of those products, resold those products to commercial customers. Because the Company took title to these purchased IT Products and assumed risks of ownership associated with inventory and accounts receivable, the Company recorded gross revenues for each sale transaction. Under the outsourcing agreement, Tech Data has become the Company's logistics, fulfillment, and distribution outsourcing partner and has assumed virtually all logistics and fulfillment functions, including the Company's IT Product financing in the U.S., allowing the Company to hold virtually no inventory or IT Product accounts receivable in the U.S., thereby reducing associated risks and working capital requirements. Under this agreement, Tech Data will recognize IT Product revenues and own and manage inventory and customer receivables for substantially all of the Company's U.S. customers. The Company is receiving transaction fees based on the gross profit associated with each sale. The first live orders processed through this outsourcing arrangement were recorded in February 2001 and the transition to the Tech Data outsourcing agreement was completed in July 2001 with over 90% of the Company's customers transitioning to the new outsourced model. The Company will continue to provide its suite of professional services and support directly to its clients and record gross revenues on the sale of services, while acting as an agent for Tech Data for IT Product sales transactions in the U.S. The U.K. VAR subsidiary is not affected and will continue to own inventory, record gross revenues on product and services sales and collect customer receivables.

     Under the Tech Data agreement, reported transaction fees, which represent the substantial majority of the revenues recorded on IT Product sales in the U.S., are expected to be approximately 5% to 6% of previously reported IT Product revenues. Service revenues and U.K. IT Product sales will continue to be reported as they have been historically.

     Due to the Company's transition to the Tech Data outsourcing model and the resultant reporting of transaction fees rather than gross revenues on IT Product sales in the U.S., certain financial comparisons with prior periods may be difficult. To assist stockholders in assessing its financial progress, the Company invites readers to review its third quarter press release dated November 12, 2001. A further description of the Companys outsourcing model, and financial information for each sequential quarter of 2001 are disclosed in the Fairness Disclosure section of that press release.

     The Company has retained a placement agent to potentially place up to $25,000,000 of securities of the Company which may be comprised of common stock, preferred securities convertible into common stock, or other securities of the Company, or a combination thereof. The Company's agreement with its placement agent supercedes its previous arrangement with Dresdner Kleinwort Wasserstein, which has been terminated.

elcom, inc.

     The eBusiness subsidiary of the Company, elcom, inc., develops and licenses PECOS(TM) remotely-hosted, self-service, Internet and intranet-based purchasing systems. elcom, inc. also markets IT Products to customers via various implementations of the Company's PECOS technology. elcom, inc.'s IT Product customers were transferred to Elcom Services Group as of October 1, 2001. The purchasing systems the Company offers for licensing include:

     eProcurement Technology: PECOS Internet Procurement Manager ("PECOS.ipm") is based on nine years of eCommerce technology development and, as an Internet-based system, has been in development for approximately four years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process, place and track orders through the approval and fulfillment process, and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning ("ERP") system in place, thereby enabling easier implementation. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. If a client wishes, PECOS.ipm also may be installed on-site at a client"s facility on its computers. Version 7.1, a more powerful version of PECOS.ipm referred to as the multi-organizational version, was announced in April 2001, and is targeted for use by large multi-organizational companies and contains significant functionality enhancements, such as dynamic documents, eForms and improved organizational data security. In late October, the Company announced version 8.0 of its next generation PECOS(TM) technology. This next generation of PECOS(TM) is designed to offer a single solution which includes eProcurement ("buy-side": the capability for a client to order products from its supplier), ePurchasing ("sell-side": the capability for a client to have customers purchase from it) and private eMarketplace ("eMarketplace": the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers). In addition, version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities.

     During 1999 and 2000, the Company focused primarily on fully developing PECOS.ipm for commercial launch as it transitioned from its older PECOS client/server technology, thereby negatively affecting technology-based revenues during this product transition period. For the three-month period ended September 30, 2001, elcom, inc. reported revenues from licenses, including associated professional services and maintenance fees, of approximately $0.5 million compared to $0.4 million in the comparable quarter of 2000. For the nine-month period ended September 30, 2001, elcom, inc. reported revenues from licenses, including associated professional services and maintenance fees, of approximately $1.0 million compared to $0.6 million in the comparable nine-month period of 2000. When the economy improves and as more companies become aware of the advantages of the Company's remotely-hosted systems, the Company expects to increase the number of licenses signed. The three functional modules of PECOS are as follows:

     PECOS.ipm is the Company's eProcurement configuration of PECOS(TM) that automates the procurement process from supplier product content through financial settlement. PECOS.ipm supports the procurement of products comprising the major categories of spending, including front office and industrial MRO, capital equipment, services and direct materials. Additional functionality of PECOS.ipm includes access to external eMarketplaces or supplier Web sites (punch-out), multi-organizational "tiered" capabilities, flexible approval routing, electronic forms routing, receiving, financial settlement using corporate purchasing cards, Excel spreadsheet routing based on label (cell) amounts and electronic invoicing or evaluated receipt settlement. PECOS.ipm provides a comprehensive self-service administrative environment enabling clients with the ability to control procurement processes including approval routing, access rights to functionality and catalogs, and business rules and policies. Importantly, PECOS.ipm can function independently from a client's back-end computer system and interfaces to legacy or ERP systems using various data feeds. A web-based training module is available for companies to train any number of users via the Internet.

     PECOS Internet Commerce Manager ("PECOS.icm") is the Company's eDistribution configuration version of PECOS(TM) that automates the online selling process from product information through financial settlement. PECOS.icm supports the sales of MRO such as IT Products and services and includes functionality such as electronic catalogs, shopping cart and shopping cart transfer, access to real time price and availability, product configuration and credit card processing. PECOS.icm also supports a virtual sourcing engine that enables the online purchase and/or sale of IT products without the need to maintain inventory. Elcom Services Group, the Companys direct marketing subsidiary, offers a version of PECOS.icm to prospective customers in return for their IT product purchases, creating a major value added differentiator to acquire new IT Product customers.

     PECOS Internet Marketplace Manager ("PECOS.imm") is the Company's eMarketplace system which allows a client to create its own electronic marketplace, enabling it to act as a market maker for buyers and sellers of products with transactions and catalog content managed by the Company.
Remotely-hosted by the Company, PECOS.imm allows enterprises to deploy an eMarketplace that supports a trading community which can include buyers and suppliers.

     The Company recently announced an optional dynamic trading system which includes request for proposal, private reverse auctioning and other features.

     Further, the Company is in the process of developing eMarketplace World Network(TM), a global eMarketplace hub, which is designed to interconnect with world-wide eMarketplaces comprised of vertical and geographic trading communities within an industry, allowing eMarketplaces to connect their trading communities so that buyers can easily review participating eMarketplaces and trade with the suppliers participating in those eMarketplaces.

     In addition, the Company operates its own eMarketplaces, namely:

     Starbuyer.com is the Company's owned and operated eMarketplace in the U.S. which was developed in 1999 as the proof of concept for the Company's original eMarketplace technology. The Company uses its proprietary Oracle-based software systems, which interface with its eMarketplace and its PECOS(TM) technology to source and order the majority of its products automatically in the U.S. from Tech Data. elcom, inc.'s IT Product customers were transferred to Elcom Services Group as of October 1, 2001. Those customers will continue to use Starbuyer.com to purchase IT Products.

     StarbuyerGold: In March 2001, the Company's U.K. subsidiary began operation of the first phase of its business-to-business, Internet-based eMarketplace called StarbuyerGold, similar to Starbuyer.com in the U.S. StarbuyerGold allows the Company's U.K. clients to have new functionality compared to the PECOS.web technology previously used by the U.K. subsidiary. The U.K. intends to offer StarbuyerGold to prospective clients to create a significant differentiating factor to distinguish the Company from its competitors in the U.K. IT Product marketplace.

     elcom, inc.'s gross profit from U.S. operations for each of the three-month periods ended September 30, 2001 and 2000 was $0.7 million and $2.4 million, respectively. The reduction in gross profit in the 2001 quarter compared to the 2000 quarter primarily reflects a decline in IT Product sales due to a general slowdown of IT spending in the U.S. exacerbated by the September 11th terrorist attacks which resulted in further economic uncertainty. elcom, inc.'s U.S. operating expenses decreased by approximately $1.2 million in the three-month period ending September 30, 2001 compared to the comparable 2000 quarter as the Company decreased discretionary spending and reduced headcount. Consequently, the operating loss generated by elcom, inc.'s U.S. operations increased by $0.5 million to $5.3 million during the three-month period ended September 30, 2001 versus an operating loss of $4.8 million in the three-month period ended September 30, 2000.

     elcom, inc.'s gross profit from U.K. operations for each of the three-month periods ended September 30, 2001 and 2000 remained constant at $2.6 million. elcom, inc.'s U.K. operating expenses increased by approximately $0.7 million in the three-month period ending September 30, 2001 compared to the comparable 2000 quarter, primarily reflecting increased sales-related costs, including the opening of a new office in Manchester. Consequently, the operating profit generated by elcom, inc.'s U.K. operations decreased by $0.6 million to $0.1 million during the three-month period ended September 30, 2001 versus operating profit of $0.7 million in the three-month period ended September 30, 2000.


Elcom Services Group, Inc.

     Elcom Services Group is a direct marketer which markets and sells IT Products and professional services to business customers. Primarily due to declining gross profit margins on hardware sales with certain large customers and changes in certain manufacturer's product return policies and resultant increased inventory risks during 1999, the Company introduced a strategy to reduce its revenues and related inventory exposure by declining to do business with clients that have not paid the Company on time as per agreements, or demanded pricing which the Company was not willing to provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy resulted in a planned significant decrease in revenues for Elcom Services Group, which has effectively eliminated a majority of the Company's marginal clients and exposure thereto. The Company's outsourcing agreement with Tech Data is expected to eliminate virtually all inventory and most accounts receivable-oriented risks in the U.S.

     Historically, Elcom Services Group's revenues and resultant gross profit have been affected by price reductions and decreases in vendor support programs offered by computer manufacturers. Consequently, in order to increase gross profit historically, the Company had to sell incremental amounts of IT Products to offset such price reductions which amplifies the impact on the Company's gross profit of any slowdown in corporate client demand. These price reductions and manufacturer cutbacks have been substantial over the last several years. The Company experienced a softening of demand from its clients in 2000, which has continued throughout 2001, related to many factors, including a slow-down in the IT Products markets and the general economic downturn exacerbated by the September 11th terrorist attacks, which created further economic uncertainty and a greater curtailing of capital spending programs across almost every industry. Elcom Services Group's gross margins have varied from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors. As a result of the outsourcing agreement with Tech Data described herein, the Company IT Product revenues are now reflecting a substantial amount of transaction fees which are based on a percentage of gross profit generated on IT Product sales. Under this outsourced model, reported transaction fees will represent virtually all of the revenues recorded on IT Product sales in the U.S. by the December 31, 2001 quarter end. Transaction fees are expected to be approximately 5% to 6% of previously reported IT Product revenues in the U.S. Services revenues will continue to be reported as they have been historically. In the three-month period ended September 30, 2001, Elcom Services Group recorded $4.5 million in transaction fees and other revenues compared to $25.8 million in the comparable three-month period ended September 30, 2000. Of the $4.5 million, $0.8 relates to transaction fees arising from the Tech Data outsourcing agreement.

     The Company intends to leverage its PECOS(TM) technology through Elcom Services Group to create a significant differentiating factor to distinguish it from its competitors in the IT Product and services marketplace and generated additional transaction fees from new customers. In order to incentivize corporate customers to purchase IT Products through Elcom Services Group, the Company will consider the amount of transaction fees projected to be generated through the Company's outsourcing agreement with Tech Data by a prospective customer and, if deemed sufficient, deploy a specific version of PECOS(TM) at little or no cost to the new customer.

Results of Operations

Quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

     Net sales. Net sales for the quarter ended September 30, 2001 were $29.0 million compared to $77.1 million in the comparable quarter of 2000. Although a portion of this reduction related to the significant impact of the industry-wide slowdown in the U.S. for IT Product sales and the general economic slowdown, which management believes has been exacerbated by the September 11th terrorist attack and subsequent economic uncertainties, the majority of the reduction reflects the planned decrease in revenues attributable to the previously announced outsourcing agreement with Tech Data under which the Company records transaction-oriented fees from Tech Data rather than the gross revenues of a sale. The transition to the Tech Data outsourcing program commenced in February 2001 and is now complete. Transaction oriented fees recognized under the Tech Data outsourcing arrangement are based on the gross profit associated with each sale, rather than gross revenue as recorded historically. As a result, transaction fees generated from the sale of IT Products in the U .S. are blended with gross revenues recorded from sales to customers who had not transitioned to Tech Data and with gross revenues recorded on U.K. IT Product sales. Accordingly, net sales in the U.S. decreased from $54.7 million for the quarter ended September 30, 2000 to $5.5 million for the same period for 2001, a 90% decrease. Net sales in the U.K., which are recorded on a gross basis, increased from $22.4 million for the quarter ended September 30, 2000 to $23.5 million for the same period in 2001, an increase of $1.1 million, or 5%, primarily due to continued strong demand, relative to the U.S., for IT Products in the U.K.

     Gross  profit.  Gross  profit for the  quarter  ended  September  30,  2001 decreased to $5.4 million from $8.1 million in the comparable 2000 quarterly period, a decrease of $2.7 million or 34%, reflecting the reduction in the volume of IT Product sales in the U.S., which was partially offset by the effect of the increase in sales and higher gross profit margins generated on IT Products sold in the U.K. As a percentage of sales, gross profit increased from 10.5% for the quarter ended September 30, 2000 to 18.5% for the comparable 2001 period, primarily due to the effect of recording transaction-oriented fees under the Tech Data outsourcing program, without incurring related cost of sales, thereby positively effecting gross profit as a percentage of sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2001 decreased to $10.8 million from $12.8 million in the quarter ended September 30, 2000, a decrease of $2.0 million or 15.6%. SG&A expenses attributable to U.S. operations decreased to $8.2 million for the quarter ended September 30, 2001 from $10.8 million for the quarter ended September 30, 2000, primarily to cost reductions resulting from the reduction in infrastructure (such as personnel and facility expenses) implemented as a result of the outsourcing agreement with Tech Data. SG&A expenses attributable to the U.K. increased to $2.6 million from $1.9 million for the quarters ended September 30, 2001 and September 30, 2000, respectively. As a percentage of net sales, SG&A increased for the quarter ended September 30, 2001 to 37.2% from 16.6% in the quarter ended September 30, 2000 primarily due to the decrease in net sales resulting from recording transaction-oriented fees under the Tech Data agreement.

     Research and Development Expense. Research and development expense for the quarters ended September 30, 2001 and 2000 were $0.3 million and $0.6 million, respectively. In the 2000 quarter, the PECOS.ipm system had not reached technological feasibility and, therefore, all related development costs were recorded as research and development expenditures. The Company announced a new version of PECOS.ipm, version 8.0, in late October 2001. Since technological feasibility of version 8.0 was not achieved during the quarter, all related development costs were also recorded as research and development expenditures in the 2001 quarter. Maintenance and minor enhancements on previous versions were undertaken, which were recorded as a component of cost of sales.

     Asset Impairment Charge. In the three-months ended September 30, 2001, the Company recorded a charge of $962,000 related to the impairment of software purchased for internal use to augment the Company's PECOS technology.

     Interest Expense. Interest expense for the quarters ended September 30, 2001 and September 30, 2000 was $109,000 and $433,000, respectively. Interest expense decreased in the 2001 quarter primarily due to the reduction in line of credit borrowings.

     Interest Income and Other, Net. Interest income and other, net, for the quarters ended September 30, 2001 and September 30, 2000 decreased to $0.1 million from $1.3 million, respectively, primarily due to lower interest-earning cash balances combined with a reduction in interest rates in the 2001 period compared to the 2000 period.

     Net Loss. The Company generated a net loss for the quarter ended September 30, 2001 of $6.7 million as a result of the factors described herein.

     Nine-months ended September 30, 2001 compared to the nine-months ended September 30, 2000.

     Net sales. Net sales for the nine-month period ended September 30, 2001 were $128.5 million compared to $241.0 million in the comparable nine-month period of 2000. Part of the decrease in net sales reflects the significant impact of the industry-wide slowdown in the U.S. for IT Product sales, however, as discussed previously, there was a planned reduction in revenues attributable to the transition to transaction-oriented fees in the U.S. As a result, transaction fees generated from the sale of IT products in the U.S. are blended with gross revenues recorded from sales to customers who had not transitioned to Tech Data and those recorded on U.K. IT Product sales. Accordingly, net sales in the U.S. decreased from $183.8 million for the nine-month period ended September 30, 2000 to $53.7 million for the same period for 2001, a 70.8% decrease. Net sales in the U.K. increased from $57.2 million for the nine-month period ended September 30, 2000 to $74.7 million for the same period in 2001, an increase of $17.5 million, or 30.7%, due to continued strong demand, relative to the U.S., for IT Products in the U.K.

     Gross Profit. Gross profit for the nine-month period ended September 30, 2001 decreased to $19.0 million from $22.2 million in the comparable 2000 period, a decrease of $3.2 million, or 14.4%, primarily reflecting the reduction in the volume of sales of IT Product in the U.S. offset by the effect of the increase in sales generated on IT Products sold in the U.K. As a percentage of sales, gross profit increased from 9.2% for the nine-month period ended September 30, 2000 to 14.8% for the comparable 2001 period, primarily due to the effect of recording transaction-oriented fees under the Tech Data outsourcing program, without incurring the related cost of sales, thereby positively effecting gross profit as a percentage of sales.

     Selling, General and Administrative Expenses. SG&A for the nine-months ended September 30, 2001 decreased to $36.1 million from $38.0 million in the same period of 2000, a decrease of $1.9 million or 5%. SG&A expenses in the U.S. decreased to $28.0 million for the nine-months ended September 30, 2001 from $31.4 million for the nine-months ended September 30, 2000, a decrease of $3.4 million or 10.8% due to cost reductions resulting from the reduction in infrastructure (such as personnel and facility expenses) implemented as a result of the outsourcing agreement with Tech Data. SG&A expenses in the U.K. increased to $8.1 million for the nine-months ended September 30, 2001 from $6.6 million for the nine-months ended September 30, 2000, an increase of $1.5 million or 18.9% primarily reflecting incremental selling costs resulting from increased sales of IT products in the UK during the first and second quarters of the year. As a percentage of net sales, SG&A increased for the nine-months ended September 30, 2001 to 28.1% from 15.8% in the nine-months ended September 30, 2000 primarily due to the decrease in net sales in the U.S., and to a lesser extent
resulting  from  recording   transaction-oriented   fees  under  the  Tech  Data
agreement.

     Research and Development Expense. Research and development expense for the nine-months ended September 30, 2001 and 2000 was $0.7 million and $1.5 million, respectively. In the nine-months ended September 30, 2001 and September 30, 2000, the Company capitalized $0.4 million and $0 of expenditures related to the development of new functionality of its PECOS(TM) technology.

     Asset Impairment Charge. In the nine-months ended September 30, 2001, the Company recorded a charge of $1.6 million related to the impairment of software purchased to augment the Company's PECOS technology. During the period, the Company commenced an action against a software supplier from whom a software product was purchased to recover the acquisition cost and other related expenses.

     Interest Expense. Interest expense for the nine-months ended September 30, 2001 and September 30, 2000 was $0.6 million and $1.1 million, respectively. Interest expense decreased primarily due to the reduction in line of credit borrowings.

     Interest Income and Other, Net. Interest income and other, net, for the nine-months ended September 30, 2001 and September 30, 2000 decreased to $0.4 million from $2.1 million, respectively, primarily due to lower interest-earning cash balances and a lower interest rate in the 2001 period compared to the 2000 period.

     Net Loss. The Company generated a net loss for the nine-months ended September 30, 2001 of $19.5 million as a result of the factors described herein.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine-month period ended September 30, 2001 was $10.8 million, which resulted primarily from a $25.8 million reduction in accounts receivable balances (primarily due to U.S. customers transitioning to Tech Data), $5.0 million in non-cash depreciation and amortization, a $1.6 million asset impairment charge, and other net items that used cash from operating activities of $(2.1) million which collectively offset the net loss recorded of $19.5 million. Net cash used in investing activities was $0.7 million, comprised of $0.7 million in proceeds from the sale of assets offset by $1.4 million of additions to property, equipment and software. Net cash used in financing activities was $23.7 million, primarily due to the $22.8 million net reduction under the lines of credit, which were fully paid off in the U.S.

     At September 30, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $18.6 million and a line of credit with Lloyds TBS Commercial Finance Limited ("Lloyds") in the U.K. based on eligible accounts receivables. As of September 30, 2001, the Company had aggregated borrowings of approximately $10.4 million outstanding under its Lloyds borrowing facilities, which approximate its maximum availability thereunder. Cash and cash equivalents include $125,000 that was pledged as collateral for a Letter of Credit issued in the ordinary course of business.

     On March 1, 2001, the Company refinanced its line of credit with Deutsche Financial Services Corporation ("DFSC") in the U.K. with Lloyds. The Lloyds credit facility provides for aggregate borrowings of up to 10.0 million (or approximately $14.7 million) in the U.K. Amounts outstanding bear interest at the Base Rate of Lloyds (6.25% at September 30, 2001) plus 1.5%. The Lloyds credit facility limits borrowings to defined percentages of eligible U.K. accounts receivable balances and contains customary covenants, including financial covenants with respect to the U.K.'s net income, net worth and other customary defaults.

     In January 2001, the Company outsourced its IT Product fulfillment, distribution, inventory, logistics, and product configuration in the U.S. to Tech Data. As a result of this agreement, the Company's working capital requirements for inventory and accounts receivable in the U.S. were substantially reduced. Accordingly, on February 5, 2001, the Company notified DFSC of its intent to terminate its DFSC line of credit in the U.S., and, prior to June 30, 2001, the Company paid off its entire balance with DFSC. The Company's letter of credit of $15 million that was secured against a portion of the DFSC facility also expired.

     On July 3, 2001, the Company also terminated its $5.0 million financing agreement with IBM Credit Corporation ("IBMCC").

     On September 17, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to 800,000 shares in the aggregate of the Company's common stock. During September 2001, the Company repurchased 107,500 shares of its common stock on the open market at a cost of $140,000. Thereafter, purchases may be made from time to time in the open market or in privately negotiated transactions based on then-existing market conditions. The common stock purchased will be used for employee stock option grants and other corporate purposes.

     On December 30, 1999, the Company signed a structured Equity Line Flexible Financing Agreement ("Equity Line") with Cripple Creek Securities LLC ("Cripple Creek"), which was introduced to the Company by Wit Soundview Group, Inc. ("Wit Soundview"). Under the terms of the agreement, the Company may sell to Cripple Creek up to $50 million of common stock over an 18-month period at a price not less than $4.00 per share commencing June 12, 2000, the date the Company was first able to sell common stock to Cripple Creek. The Company has reserved 750,000 shares for issuance pursuant to the warrants that may be issuable to Cripple Creek in connection with the Equity Line financing. On May 11, 2000, the Company's registration statement on Form S-3 with the Securities and Exchange Commission was declared effective for the registration of 2,853,418 shares of common stock, which consists of 2,500,000 shares of Common Stock issuable under the Equity Line and 353,418 shares of common stock issuable upon exercise of the warrants held by Wit Soundview.

     The Equity Line provides that the Company, at its option, may sell up to $10 million of common stock during each monthly investment period, up to a maximum aggregate total of $50 million. Cripple Creek may require the Company to sell additional shares of common stock to it, up to an amount equal to the amount the Company decided to sell during such investment period, but no less than $1 million, at a price equal to 100% of the lowest volume-weighted average sale price during the five days immediately preceding the notice of purchase delivered to the Company by Cripple Creek up to an aggregate, in total, of $50 million. The Equity Line allows the

Company to set a minimum price, but not less than $4 per share, that the common stock sold must be purchased at, during any particular investment period. The Company also will issue to Cripple Creek, warrants to purchase 15,000 shares of common stock, for each $1 million of common stock sold by the Company, provided that warrants to acquire at least a minimum total of 150,000 shares (100,000 shares under certain circumstances) will be issuable upon termination of the Equity Line. The exercise price of the warrants will equal 120% of the average price paid by Cripple Creek for the common stock purchased under the Equity Line or 120% of the average closing stock price for the five trading days preceding the termination of the Agreement. The Company is not obligated to sell any minimum amount of common stock under the Equity Line. In September 2000, the Company sold 60,952 shares to Cripple Creek under the equity line for $320,000. The Equity Line expires in December 2001. The Company may, at its option, terminate the Equity Line at any time.

     The Company's principal commitments consist of leases on its office facilities, obligations under lines of credit, which are demand facilities and are treated as current liabilities, and capital leases. In addition, the Company will require ongoing investments in property, equipment and software.

     Subject to significantly increasing its cash flows from operations and/or obtaining equity or other financing from one or more sources such as the Cripple Creek Equity Line, the Company believes that its cash and accounts receivables, together with cash generated from operations, will be sufficient to meet its working capital and capital expenditure requirements for the next year, so long as its financing sources continue to make lines of credit available for the U.K. operations. If available cash and cash generated from operations are insufficient to satisfy liquidity requirements, selling additional equity or debt securities or obtaining an additional credit facility may be required. There can be no assurance that the Company's existing lines of credit will continue to be available to the Company or that replacement financing of any kind could be arranged if necessary or that the Company could sell additional equity or convertible debt securities (including any sold under the Equity Line as described herein which require the Company's stock price to exceed $4.00, the minimum price level at which the Company could elect to utilize the Equity
Line), or if so what the timing and/or terms thereof might be.

Seasonality and Impact of Inflation

     Generally, sales in the IT Products remarketer industry slow in the summer months and, in the U.S., are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter, while sales are generally strong in the first calendar quarter in the U.K. Due to its current size and the nature of its client base, the Company's sales have reflected this seasonality in 2000 and 2001 and it is likely that the sales of the Company will continue to experience some level of industry seasonality in the future.

     Inflation has been relatively low in recent years and accordingly, the Company has not been significantly impacted by the effects of general inflation.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes", "expects", "targets", "intends", "anticipates", "plans", or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Companys expectations are, or will be, correct. All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are beyond the Company's control. Any one of such influences or a combination could materially affect the accuracy of the forward-looking statements and the assumptions on which the statements are based. The Company believes that the following factors, among others, could affect the Company's future performance or the price or liquidity of the Company's common stock and cause the Company's actual results to differ
materially   from  those  results   expressed  or  implied  by   forward-looking
statements, including: availability and terms of appropriate working capital and/or other financing; the potential dilutive effect of the Equity Line, or any other equity issuance, the overall marketplace and clients acceptance and usage of electronic commerce software systems, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors; the ability of Tech Data to fulfill its obligations under the outsourcing arrangements, and the Company's resultant reliance on Tech Data, customers willingness to transition their IT Product purchases to Tech Data, control of expenses, revenue growth, price decreases of IT Products, corporate demand for and availability of IT Products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed in this Quarterly Report on Form 10-Q, the Company's 2000 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the S-3 Registration Statement that became effective on May 11, 2000. The Company assumes no obligation to update any of the information contained or referenced in this filing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from interest rates and exchange rates, which could affect its future results of operations and financial condition.

     The Company's cash and cash equivalents and line of credit are sensitive to interest rate fluctuations. Changes in interest rates would cause changes in interest income and interest expense resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on September 30 balances, the Company estimates that a 1% change in interest rates would have no material impact on income (loss) before income taxes.

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


                                             Elcom International, Inc.

                                             (Registrant)

Date:  November 14, 2001                     By:  /s/ Peter A. Rendall
                                                 -------------------------------
                                             Peter A. Rendall
                                             Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Financial Officer)