Form 10-K
period 2001-12-31
ELCOM INTERNATIONAL INC
filed 2002-03-29
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934 For the Fiscal Year Ended December 31, 2001 or [ ] TRANSITION REPORT
          PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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
          Securities Registered pursuant to Section 12(g) of the Act:

                                                   Name of exchange
      Title of each class                         on which registered
----------------------------------          ---------------------------------
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

          Yes    X                                       No
              -------                                       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on The Nasdaq Stock Market on March 15, 2002, was approximately $25,585,000. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 10% or more of the registrant's common stock are affiliates of the registrant.

     The registrant had 30,902,000 shares of Common Stock, $.01 par value, outstanding as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2002 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business

Overview

     On March 29, 2002, Elcom International, Inc. (the "Company") announced that it was divesting itself of certain assets associated with its United States ("U.S.") computer-oriented information technology products ("IT Products") and services business to ePlus Technology, Inc. ("ePlus"). This will allow the Company to transition to being a leading provider of remotely-hosted, electronic procurement ("eProcurement") and electronic marketplace ("eMarketplace") Internet software solutions (collectively the "Technology Business"). As a result of this divestiture and the previously completed sale of the Company's United Kingdom ("U.K.") IT Products business on December 31, 2001, as described more fully elsewhere herein, commencing with the second quarter of 2002, the Company will not record any revenues arising from the sale of IT Products and associated services. From the second quarter of 2002, the Company's sole source of revenue will be from eProcurement and eMarketplace solutions and associated professional services. As of December 31, 2001, the historical financial statements present the U.K. IT Products business as a discontinued operation, and since no decision had been made to divest the U.S. IT Products and services business at that time, that business is presented as a continuing operation. As provided by applicable accounting conventions, future financial statements will present all the IT Products and services business as a discontinued operation, which will allow a more focused presentation.

     As it relates to the Company's principal business going forward, the Company develops and licenses remotely-hosted, self-service eProcurement and eMarketplace, Internet and intranet-based purchasing systems. The Company intends to augment its core eProcurement Marketplace solutions with other licensed supply chain-oriented systems to enable the conduct of interactive supply chain automation for businesses. The Company has already licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or ("eNegotiation") functions. Since its inception in 1992, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology, which is licensed to companies to enable them to communicate, market, buy and sell various goods and services electronically over the Internet or through private networks and eMarketplaces. The Company's PECOS(TM) technology can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

     Since 1993, the Company has marketed and sold value-added services and IT Products to commercial clients through Elcom Services Group, Inc. ("Elcom Services Group"), its wholly-owned IT Products direct marketing subsidiary. Elcom Services Group was created in 1993 as the proof of concept of the Company's original client/server PECOS(TM) technology. Elcom Services Group uses Starbuyer.com, its owned and operated business-to-business eMarketplace and PECOS.web, an Internet-based ordering and information system, to support its clients.

     Since 1993, the Company has purchased IT Products from distributors and directly from certain manufacturers and, as an authorized remarketer of those IT Products, resold them to commercial customers. As is typical of a reseller of IT Products, because the Company took title to those purchased IT Products, and assumed the risks of ownership associated with inventory and accounts receivable; the Company recorded gross revenues on each sale transaction. In January 2001, the Company announced that it had signed an agreement to outsource its IT Product fulfillment, logistics, configuration and distribution in the U.S. to TD Fulfillment Services, L.L.C., a subsidiary of Tech Data Corporation ("Tech Data"), one of the world's largest distributors of computer-oriented IT Products. Under that agreement, Tech Data became the Company's fulfillment, logistics, configuration and distribution outsourcing partner and recognized gross revenues and owned and managed the inventory and customer receivables. This outsource agreement allowed the Company to hold virtually no inventory and substantially reduce its IT Product-related accounts receivables in the U.S.; thereby significantly reducing inventory risks and working capital requirements. As a sales agent for Tech Data, the Company received transaction-oriented fees, which were related to the gross profit generated on each sale transaction. The first live orders processed through this outsourcing arrangement were recorded in February 2001 and the transition was completed in July 2001 with 96% of the Company's U.S. customers transitioning to the new outsourced model. The Company continued to provide its suite of professional services and support directly to its clients, while acting as an agent for IT Product sales transactions in the U.S. The U.K. IT Products remarketer business was not affected by this arrangement and continued to own inventory, record gross revenues on IT Product sales and collect customer receivables up until the time it was sold on December 31, 2001, as described more fully herein.

     For IT Products which were sold under the Tech Data agreement, reported transaction fees were approximately 5% to 6% of the previously reported IT Product revenues. Services-oriented revenues continued to be reported as they had been historically. In the third quarter of 2001, the substantial majority of the Company's U.S. sales orders were processed through the Tech Data agreement. Due to the Company's transition to the Tech Data outsourcing model and the resultant reporting of transaction fees rather than gross revenues for the majority of IT Product sales in the U.S., certain financial comparisons with prior periods are difficult.

     After approximately ten months of preparation and planning, Elcom Services Group commenced its PECOS.IT initiative in August 2001, as a way to acquire incremental customers. This initiative involved offering prospective customers an advanced multi-organizational version of the PECOS(TM) technology, with functionality that supports complex purchasing of IT Products and services (PECOS.icm). The Company considered the amount of transaction fees projected to be generated by a prospective customer through the Company's outsourcing agreement with Tech Data and, if deemed sufficient, deployed PECOS.icm at little or no cost to the new customer.

     As part of its strategy to transition to a transaction-based model, on December 31, 2001, the Company sold substantially all of the assets and liabilities of its U.K. IT Products remarketing business to AJJP Limited, a company formed by certain members of the former U.K. IT Products remarketing business. AJJP Limited subsequently changed its name to Elcom Information Technology Limited. Elcom Systems Limited, an indirect U.K. subsidiary of the Company, will continue to operate the Company's U.K. Technology Business, primarily focusing on eProcurement and eMarketplaces in the commercial and government sectors. As a result of the sale of the U.K. IT Products remarketing business, the consolidated financial statements, including the results of operations and selected financial data contained herein, have been presented as if the U.K. IT Product remarketing business were a discontinued operation for all periods presented. Accordingly, the results of operations of the business, including revenues, gross profit and expenses, are reported as a single line item below net income (loss) from continuing operations.

     To transition to a pure technology based model and because of the continued low demand for IT Products in the U.S. in 2001, particularly following the September 2001 terrorist attacks, on March 29, 2002, the Company sold certain assets that were used in the Company's U.S. IT Products and services activities to ePlus. The principal assets sold were customer lists, customer contracts and certain fixed assets. In addition, ePlus acquired a perpetual license for certain of the Company's sales management software and assumed one of the Company's property leases. The terms of the sale also provide that the Company will provide ePlus with up to six months of managed support to transition the IT Products and services activities to ePlus. The Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009.

elcom, inc.

     The eBusiness technology subsidiary of the Company, elcom, inc., develops and licenses PECOS(TM) remotely-hosted, self-service, Internet and intranet-based automated purchasing and marketplace systems. In addition, through September 30, 2001, elcom, inc. marketed IT Products to U.S. customers via various implementations of the Company's PECOS(TM) technologies. elcom, inc.'s IT Product customers were transferred to Elcom Services Group as of October 1, 2001 and from that date, elcom, inc. ceased to record any IT Product sales in the U.S. For comparative purposes, the business segment information contained herein has been presented as if Elcom Services Group had reported all U.S. IT Product revenues and gross profits for all periods presented. The automated purchasing and marketplace systems the Company offers for licensing include:

     PECOS Internet Procurement Manager ("PECOS.ipm") PECOS.ipm is based on nine years of eCommerce technology development and, as an Internet-based system, has been in development for approximately four years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. A basic patent (#5,799,157) covering certain elements of this system was filed in December 1994 and granted and issued to the Company on August 25, 1998. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning ("ERP") system in place, thereby enabling easier implementation. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. In 2001, the Company announced two new releases of its PECOS.ipm software for deployment. Version 7.1, referred to as the multi-organizational version, was announced in April 2001, and was targeted for use by large, multi-organizational companies and contained significant functionality enhancements, such as dynamic documents, eForms and improved organizational data security. In addition, in late October 2001, the Company announced version 8.0 of its next generation PECOS(TM) technology. This version of PECOS(TM) is designed to offer a single solution which includes eProcurement ("buy-side": the capability of a client to order products from its supplier), ePurchasing ("sell-side": the capability of a client to have its customers make purchases electronically) and private eMarketplace ("eMarketplace": the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers). In addition, version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities.

     PECOS Internet Commerce Manager ("PECOS.icm") is the Company's eDistribution configuration version of PECOS(TM) that automates the online selling process from product information through financial settlement. PECOS.icm supports the sales of virtually any type of product or services, includes functionality such as electronic catalogs, shopping cart and shopping cart transfer, access to real time price and availability, product configuration and credit card processing. PECOS.icm also supports a virtual sourcing engine that enables the online purchase and/or sale of IT Products without the need to maintain inventory. Elcom Services Group, the Company's direct marketing subsidiary, offers a version of PECOS.icm to prospective customers in return for a portion of their IT Product purchases, creating a major value added differentiator to acquire new IT Product customers.

     In July 2001, the Company announced the availability of an optional dynamic trading system licensed from a third party, which includes request for proposal, private reverse auctioning and other features. The Company has also recently announced the availability of an asset management system and is in discussions with several other software firms to offer their systems. This addition will allow the Company to offer a suite of supply chain modules to augment its core eProcurement and eMarketplace functionality. Further, the Company is in the process of developing eMarketplace World Network(TM), a global eMarketplace hub, which is designed to interconnect with world-wide eMarketplaces comprised of vertical and geographic trading communities within an industry, allowing eMarketplaces to connect their trading communities so that buyers can easily review participating eMarketplaces and trade with the suppliers participating in those eMarketplaces.

Business-to-Business Electronic Commerce Overview

     Market Overview. With the widespread implementation of intranets and the adoption of the Internet as a business communication platform, organizations can now automate enterprise-wide and inter-organizational commerce activities. The availability of the Internet as a ubiquitous communications network creates a significant market opportunity for Internet-based business-to-business electronic commerce solutions for operating resources.

     Internet-based procurement, often referred to as eProcurement, is the process of buying goods and services from suppliers over the Internet. The Company believes that the market for eProcurement solutions, which is still emerging and consists of buy-side software that automates the requisitioning and workflow approval process, and Internet-based software that enables online transactions in eMarketplaces, is currently at the beginning of a growth cycle. Internet-based automated procurement systems have only been available for approximately three years and represent a new category of cost reduction and productivity-enhancing supply chain management systems. As indicated by various research reports, the marketplace is nascent; however, it is projected that a substantial percentage of corporations of various sizes and across multiple industries will adopt some form of eProcurement solution in the next several years.

     Forrester Research estimates that the business-to-business electronic commerce market will grow from $403 billion in 2000 to $2.7 trillion by 2004. International Data Corporation ("IDC") forecasts that eProcurement and eMarketplace application license revenues will grow from $770 million in 1999 to $9.7 billion in 2004. Gartner Group has forecasted the market for eProcurement license revenues to grow $2.6 billion by 2005. These research forecasts indicate that adoption of eProcurement and eMarketplace systems will create a large market opportunity for solution providers as the market moves from early adopters, currently characterized primarily by Fortune 1000 companies, to mid-market and mainstream companies in 2002 and beyond.

Elcom Services Group

     The IT Products and services business has at various times during the Company's history been divided and accounted for between Elcom Services Group and elcom, inc. From October 1, 2001, all of the U.S. IT Products and services business previously undertaken by elcom, inc., was transferred to Elcom Services Group and, accordingly, prior period segment financial information presented herein has been restated to reflect all of the U.S. IT Products and services business as flowing through Elcom Services Group. As more fully described above, on December 31, 2001, the Company divested its U.K. IT Products business and on March 29, 2002, the Company sold certain assets of the U.S. IT Products and services business such that, from March 29, 2002, the Company has effectively exited the IT Products and services business and will focus on its Technology Business. However, since the Company's various IT Products and services businesses were owned by the Company throughout 2001, they are important historically and help explain the evolution of the Company, therefore, the following IT Products and services business description is provided.

     Elcom Services Group, the Company's direct marketer, which, prior to the divestiture of that business in March 2002, marketed and sold IT Products and professional services to business clients. Elcom Services Group served its clients using various versions of the Company's PECOS(TM) technology, including Starbuyer.com, PECOS.web and more recently, PECOS.icm. Elcom Services Group commenced operations in December 1993 as the original proof of concept of the Company's technology, and experienced rapid growth through 1997. The Company achieved its initial growth by offering its client/server PECOS Commerce Manager ("PECOS.cm") and PECOS.web technology to its Elcom Services Group clients and by various marketing efforts, including direct sales, and by the acquisition of six PC remarketers.

     Primarily due to declining gross profit margins with certain large customers and changes in manufacturer policies which increased inventory risks starting in 1999, the Company introduced a strategy for Elcom Services Group to reduce its revenues and related inventory exposure by declining to do business with clients that did not pay the Company on time as per agreements, or demanded pricing which the Company was unwilling to provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy resulted in a significant decrease in revenues over the last three years, but effectively eliminated a majority of the Company's marginal clients.

     After approximately ten months of preparation and planning, Elcom Services Group commenced its PECOS.IT initiative in August 2001, as a way to acquire incremental customers. This initiative involved offering prospective customers PECOS.icm, an advanced multi-organizational version of the PECOS(TM) technology, with functionality that supports complex purchasing of IT Products and services. The Company considered the amount of transaction fees projected to be generated by a prospective customer through the Company's outsourcing agreement with Tech Data and, if deemed sufficient, deployed PECOS.icm at little or no cost to the new customer.

     On October 1, 2001, as part of the Company's ongoing strategy, the U.S. IT Product business conducted by elcom, inc., including Starbuyer.com, was transferred to Elcom Services Group to separate the companies into two distinct models, one a pure technology company and the other an IT Products remarketer. For comparative purposes, the business segment information disclosed herein, has been presented as if all of the U.S. IT Products revenues and gross profit were recorded by Elcom Services Group for all periods presented.

     In order to allow the Company to transition more fully to a license and transaction fee model, on December 31, 2001, the Company sold substantially all of the assets and liabilities of the Company's U.K. business to AJJP Limited, a company that was formed by certain members of the former U.K. management team. The sales price for the transaction consisted of the assumption of approximately $3 million of net liabilities, plus a nominal payment to the Company, as a result of which the Company recorded a pre-tax gain of approximately $2.7 million. The results of operations of the U.K. reseller business have been classified as discontinued operations for all periods presented. See Note 9 to the consolidated financial statements. In the U.K., the Company continues to operate Elcom Systems Limited, the Company's U.K. technology business, which is primarily focusing on eProcurement marketplaces in the commercial and government sectors. The Company believes it will begin expanding this operation during 2002 as the Scottish Executive (Government of Scotland) and other licenses have begun generating technology-related revenues.

     On March 29, 2002, the Company announced that it was transitioning to be a leading provider of remotely-hosted, eProcurement and eMarketplace Internet software solutions, collectively the Technology Business, by the divestiture of certain assets associated with its U.S. IT Products and services business to ePlus. As a result of this divestiture and the previously completed sale of the Company's U.K. IT Products business on December 31, 2001, commencing with the second quarter of 2002 the Company will cease to record any revenues from the sale of IT Products and associated services. From the second quarter of 2002, the Company's sole source of revenue will be from eProcurement and eMarketplace solutions and associated professional services.

     Elcom  Services  Group has  historically  marketed  thousands  of  products manufactured by leading companies, such as Compaq, IBM, Toshiba and Hewlett-Packard. Historically, orders placed through PECOS.web or Starbuyer.com for IT Products that were in stock generally were fulfilled automatically from the inventory of one of Elcom Services Group's Distribution Fulfillment Partners ("DFPs"), which included Tech Data and Ingram Micro, Inc., two of the largest IT Product distributors in the world. Elcom Services Group also offered a range of professional services to its U.S. clients. As described elsewhere herein, commencing in the first quarter of 2001, Elcom Services Group outsourced its IT Product fulfillment process to Tech Data. Under the Tech Data agreement, Elcom Services Group received a transaction-oriented fee as agent for each sale, rather than recording gross revenues.

Products and Pricing

     Products. elcom, inc., develops and licenses its PECOS(TM) remotely-hosted, self-service, Internet and web-based automated purchasing and marketplace systems. The Company also offers a dynamic trading system from a third party.

     Prior to the divestiture of the IT Products and services businesses, the Company offered approximately 130,000 IT Products from thousands of manufacturers. Historically, the substantial majority of IT Products offered by the Company were purchased from DFPs in both the U.S. and U.K. The

Company  provided  clients  with a large  selection  of IT  Products,  including
personal  computer  systems,  monitors,  printers,   peripherals  and  software,
together with a broad range of professional services.

     Pricing. The Company believes that PECOS(TM), including its remotely-hosted automated eProcurement and eMarketplace system(s), is competitively priced compared to license fees charged by other eProcurement software providers.

     Prior to the divestiture of the IT Products and services businesses, the Company believes that its IT Product pricing was generally competitive with other remarketers. The Company typically offered larger corporate clients a greater discount than other clients, reflecting the economies of a higher level of purchases by such clients. The Company used a proprietary, customized and automated pricing system for its clients through various versions of the Company's PECOS(TM) technologies and back-end server systems, which supports and tracks a variety of pricing methodologies, including the ability to provide customized pricing for each client, by product.

Professional Services

     elcom, inc.'s professional services group offers various consulting and supplier services to its clients. These services range from implementation of PECOS.ipm and training, to interfacing data from PECOS.ipm into back-end ERP systems. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.

     Elcom Services Group offered a wide range of professional services in the U.S., including advising on project and roll-out management, providing on-site engineers for network integration and systems support, responsive "Help" desk and, on a subcontractor basis, break/fix services. The Company also offered national dispatch service for warranty and repair contracts.

Management Information Systems

     In the U.S.,  the  Company  licenses  and  utilizes  software  from  Oracle
Corporation and other software firms for its Management Information System ("MIS") to allow management to monitor and manage the Company. The Company's MIS incorporates modules supporting general ledger, accounts payable, purchasing, accounts receivable, inventory and order entry. The Company's MIS design is a unique implementation of Oracle software applications that have been and continue to be enhanced to provide functionality not found in the standard system, including the ability to:

     - Accept electronically delivered sales orders such as PECOS(TM), EDI, and XML orders, as well as converted quotations; and

     - automatically create purchase orders, electronically transmit them and electronically confirm shipments by DFPs to enable invoicing or anticipate receipt as the case may be.

     The Company's operations are dependent in part upon its ability to protect its MIS network infrastructure in its Norwood, MA facility against damage from physical break-ins, natural disasters, operational disruptions and other events. The Company operates a redundant Internet access system for the U.S. with data centers in Norwood, MA and San Diego, CA. The Company has 24x7 physical security at its Norwood data center. To protect the Company's data and provide service if both data centers were to become inoperative, the Company has a disaster-recovery system agreement with a major computer and services company. Although the Company believes that its technology and operating systems will be adequate for its current needs, such MIS systems will undoubtedly require some ongoing investments to modify and enhance them as the Company evolves.

Marketing and Sales

     Prior to the divestiture of the IT Products and services businesses, the Company historically used direct and telemarketing sales forces in the U.S. and U.K. to market IT Products and services to targeted business, education, and corporate accounts. As of December 31, 2001, the Company employed approximately 50 sales representatives, account executives and related support personnel to service client accounts. As described elsewhere herein, the Company sold its U.K. IT Products remarketing business on December 31, 2001 and its U.S. IT Products remarketing business on March 29, 2002.

     As of December 31, 2001, the Company's sales and support personnel operated from Field Support and Sales Offices ("FSSO's") in four metropolitan areas in the U.S., as well as one location in the U.K. and one in South Africa. The Company's primary locations and FSSO's are listed below:

                                  UNITED STATES
                     -------------------------------------
                   Norwood, MA (Boston Headquarters and FSSO)
                              San Diego, CA (FSSO)
                               Edison, NJ (FSSO)
                    Bristol, PA (FSSO and Services Business)

                             INTERNATIONAL LOCATIONS
                     -------------------------------------
                            Slough, Berkshire, U.K.
                             Parkview, South Africa

     Corporate Accounts. The Company's primary target group for IT Product sales were corporations that wished to purchase IT Products in an efficient manner. Corporate accounts typically employ purchasing agents or buyers with above-average product knowledge who view most IT Products as commodities.

     Educational and Governmental Accounts. Prior to the divestiture of the IT Products and services businesses, the Company's government and education sales operation was based in Bristol, Pennsylvania and has historically concentrated on building educational-based sales by focusing on providing Windows and Intel-based ("Wintel") solutions to the education market in the U.S.

Client and Technical Services

     Prior to the divestiture of the IT Products and services businesses, the Company provided a wide range of client service and technical support, including nationwide toll-free pre-sale and post-sale telephone-based support. The Company believed that maintaining a direct client and technical support link with its clients was an important competitive factor and promoted client satisfaction. In addition, certain manufacturers require their remarketers to provide certain levels of technical support as an ongoing condition to authorize remarketers to sell their IT Products. The Company did not outsource its customer support function to Tech Data under the outsourcing agreement.

Competition

     eBusiness Systems Marketplace. The market for eProcurement and eMarketplace solutions is relatively new and evolving rapidly. The Company expects competition in this market to intensify in the future. Among other factors, before licensing an eBusiness system, the Company believes potential clients consider the cost of the system compared to the level of features and functions available in electronic commerce ("eCommerce") applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company's existing computer system. The Company competes with vendors of prepackaged eCommerce software, vendors of software tools for developing eCommerce applications and systems integrators. The Company's competitors include Ariba, Inc., Commerce One, Inc., and Clarus Corporation. The Company anticipates future competition from other emerging and established companies, including Oracle, IBM, and SAP AG, all of which have announced products or alliances to offer Internet-based eCommerce. The Company's potential competitors also include systems integrators such as Electronic Data Systems (EDS) and a number of EDI solution vendors.

     Certain of these and other competitors have longer operating histories and most have significantly greater financial, technical, marketing and other resources than the Company and thus may have more extensive sales or distribution networks and may be able to develop or respond more quickly to new or changing opportunities, technologies and client requirements. Also, many current and potential competitors have greater name recognition and more extensive client bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have an adverse effect on the Company's business, results of operations and/or financial condition.

     IT Products Marketplace. The overall market of companies which sell IT Products is highly fragmented and the Company operated in an extremely competitive environment which is continuously evolving and subject to rapid technological change. A prospective purchaser of IT Products has the option to purchase directly from a manufacturer (e.g., IBM, Compaq, Dell Computer Corp.), from a major remarketer (e.g., CompuCom Systems, Inc.), from a computer mail order company (e.g., CDW Computer Centers, Inc., Micro Warehouse Inc.), from a systems integrator (e.g., EDS), from computer superstores (e.g., CompUSA Inc.), from Internet-based companies (e.g. Insight Enterprises, Inc.), from electronics superstores and from local computer stores, among others. Prior to the divestiture of the IT Products and services business, the Company competed with all of these entities for the sale of its IT Products. Each of these entities in the IT Product distribution channel competes on a wide variety of capabilities including price, delivery performance, breadth of products, services offered, overall convenience and in some cases, specialized and distinct capabilities. The advent and expansion of Internet-based sales companies added substantial additional pressure to price competition in the marketplace and continued to exacerbate gross profit pressures. Certain of the companies noted above and other potential competitors have substantially greater financial, technical and marketing resources than the Company did before it sold its IT businesses and greater name recognition and more extensive client bases.

Intellectual Property

     The Company's success and ability to compete are dependent, in part, upon its proprietary technology. While the Company relies to a certain extent on trademark, trade secret, patent and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a competitive position. Although the Company has received a patent on certain, specific aspects of its PECOS(TM) technology, there can be no assurance that other entities will not develop, or have not developed, technologies that are similar or superior to the Company's technology. The source code for the Company's proprietary software also is protected both as a trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of the Company's products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Government Regulation

     The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce between PCs, among local area networks or on the Internet. However, due to the increasing popularity and use of PCs and the Internet, it is possible that additional laws and regulations may be adopted with respect thereto, covering issues such as user privacy, pricing and characteristics, taxation of Internet sales and quality of products and services. The adoption of any such laws or regulations may decrease the growth of eCommerce and/or the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition.

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

Personnel

     As of December 31, 2001, the Company had a total of 247 personnel, including 238 salaried and 9 hourly personnel. Subsequent to the sale of certain assets to ePlus, the Company expects its personnel to number approximately 97 including its U.K. personnel. The Company's personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company's future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future.

Company Trade Names and Trademarks

     The Company has referred to a variety of other entities and products in this Annual Report on Form 10-K, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

Item 2. Properties

     As of December 31, 2001, the Company leased the properties set forth below, and rented four other FSSOs. The facility leases vary in remaining length, from 6 months to 12 years and, in some cases, include options to extend the lease terms. See Note 8 to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

                      APPROXIMATE
                        SQUARE
LOCATION               FOOTAGE          USE
--------------------------------------------------------------------------------

Norwood, Massachusetts  36,000    Corporate Headquarters, Boston-area FSSO,
                                  elcom, inc. Headquarters

Canton, Massachusetts   42,800    Elcom Services Group Headquarters
                                  (U.S., East Coast)

Canton, Massachusetts   84,000    Elcom Services Group Configuration and (U.S.,
                                  East Coast) Distribution

Bristol, Pennsylvania   35,000    Elcom Services Group Administrative and FSSO

     In addition, the Company has operating leases in the U.K., which were assumed by Elcom Information Technology Limited as part of the purchase of the U.K. remarketer business on December 31, 2001 and are included as sublease income. See Notes (8) and (9). Negotiations are currently underway with the landlords of those properties to transfer those leases to Elcom Information Technology Limited.

Item 3. Legal Proceedings

     The Company is a party to various claims, disputes and other proceedings relating to former employees and other matters arising in the normal course of its business. During 2001, the Company commenced an action against a software supplier to recover its acquisition costs and other expenses incurred in the purchase of certain software technology. In the opinion of management, the outcome of this matter will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     A special meeting of the Company's stockholders was held on December 19, 2001. Two matters specified in the Company's Notice of Special Meeting of Stockholders Proxy Statement dated November 15, 2001, a copy of which has been previously filed with the Securities and Exchange Commission, were considered, voted upon and approved by the stockholders. The specific results of the voting on the two matters are as follows:

Proposal I:

     The Company's stockholders approved and adopted the Company's Second Restated Certificate of Incorporation in order to increase the number of authorized shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), from 50,000,000 to 100,000,000, by the following vote:

           For                 Against               Abstain
        ----------            ---------             ---------
        26,517,666            1,145,171               84,856

Proposal II:

     The Company's stockholders approved, for the purpose of complying with Nasdaq Marketplace Rule 4350(i)(1)(D) (or any similar amended, revised or alternative rule), the potential issuance and sale in a private placement of up to $25 million of equity securities which, by their terms, may represent twenty percent or more of the issued and outstanding shares of the Company's Common Stock (or securities convertible into Common Stock, including the issuance of any securities upon conversion thereof) and/or twenty percent or more of the Company's voting power outstanding prior to such issuance, by the following vote:

           For                 Against               Abstain
        ----------            ---------             ---------
        11,266,957            1,696,698              93,075


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

     The Company's Common Stock trades on the Nasdaq National Market(R) under the symbol ELCO. As of December 31, 2001, there were approximately 275 stockholders of record of the Company's Common Stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms which persons or entities are estimated by the Company to be in excess of 20,000 as of December 31, 2001. The high and low closing sales prices reported by the Nasdaq National Market for each of the quarters in the two year period ended December 31, 2001 are set forth in the table below. For the period from January 1, 2002 to March 15, 2002, such high and low closing sales prices were $1.50 and $.93, respectively.

                                             2001                  2000
                                    --------------------  ---------------------
     Quarter Ended                     High       Low        High        Low
     --------------------------------------------------------------------------
     March 31,                        $5.125     $1.719     $35.438     $14.063
     June 30,                         $2.850     $1.531     $14.375      $4.250
     September 30,                    $1.730     $0.910      $7.000      $4.438
     December 31,                     $1.950     $1.240      $4.875      $1.219

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

Recent Sales of Unregistered Securities

     The Company issued warrants to purchase 145,200 and 4,800 shares of common stock to Cripple Creek on December 3, 2001. The warrants were issued pursuant to the Structured Equity Line Flexible Financing Agreement ("Equity Line"), dated as of December 30, 1999 (described elsewhere herein), which was terminated on November 29, 2001. The warrants to purchase 145,200 and 4,800 shares are currently exercisable and have an exercise price of $1.81 and $6.30, respectively. The warrants expire on December 2, 2006. Exemption from registration for the issuance of the warrants is claimed pursuant to Section (2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

     The following table sets forth selected consolidated financial data for the Company for the years ended December 31, 1997 through December 31, 2001 and at the end of each of those years. The historical financial data for 1999, 2000 and 2001 is derived from the Consolidated Financial Statements of the Company audited by KPMG LLP. The historical financial data for 1997 to 1998 is derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and with
"Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report. The data for the periods presented are not necessarily comparable because of various write-offs and write-downs in 1998 and 1999 and acquisitions consummated at various times during the periods presented and the transition of the U.S. IT Products business to Tech Data in 2001. In addition, for all periods presented, the results of operations of the U.K. IT Products business, described in more detail elsewhere herein, have been accounted for within discontinued operations as a result of the sale of the business on December 31, 2001.



                                                                Years ended December 31,
                                           --------------------------------------------------------------
                                             1997          1998         1999         2000         2001
                                           ----------   ----------   ----------   ----------   ----------
INCOME STATEMENT DATA:
Net sales                                  $  568,367   $  530,585   $  411,751   $  235,997   $   62,221
                                           ==========   ==========   ==========   ==========   ==========
Gross profit                               $   66,594   $   50,931   $   35,396   $   22,031   $   15,090
                                           ==========   ==========   ==========   ==========   ==========
Selling, general and administrative
    expenses                               $   54,128   $   57,666   $   52,885   $   42,719   $   36,633
                                           ==========   ==========   ==========   ==========   ==========
Research and development expenses          $    1,275   $    1,178   $    1,343   $    1,695   $    1,089
                                           ==========   ==========   ==========   ==========   ==========
Asset impairment, restructuring and
    other related charges                  $       --   $   12,892   $   10,057   $       --   $    1,776
                                           ==========   ==========   ==========   ==========   ==========


Operating profit (loss)                    $   11,191   $  (20,805)  $  (28,889)  $  (22,383)  $  (24,408)
Interest and other income (expense), net         (977)      (5,371)      (2,143)       1,035         (151)
                                           ----------   ----------   ----------   ----------   ----------
Income profit (loss) before income taxes       10,214      (26,176)     (31,032)     (21,348)     (24,559)
Income tax expense (benefit)                    2,307          186         (965)        (642)          --
                                           ----------   ----------   ----------   ----------   ----------
Net income (loss) from continuing
    operations, net of tax                      7,907      (26,362)     (30,067)     (20,706)     (24,559)
Net income (loss) from discontinued
    operations                                  2,389          802      (12,471)         952        1,942
Gain from discontinued operations, net of
    tax                                            --           --           --           --        2,738
                                           ----------   ----------   ----------   ----------   ----------
Net income (loss)                          $   10,296   $  (25,560)  $  (42,538)  $  (19,754)  $  (19,879)
                                           ==========   ==========   ==========   ==========   ==========


Basic net income (loss) per share for
    continuing operations                  $     0.29   $    (0.97)  $    (1.08)  $    (0.68)  $    (0.79)
Basic net income (loss) per share for
    discontinued operations                      0.09         0.03        (0.45)        0.03         0.06
Basic net income per share from gain of
    discontinued operations                        --           --           --           --         0.09
                                           ----------   ----------   ----------   ----------   ----------
Basic net income (loss) per share          $     0.38   $    (0.94)  $    (1.53)  $    (0.65)  $    (0.64)
                                           ==========   ==========   ==========   ==========   ==========
Basic weighted average shares outstanding      26,937       27,322       27,846       30,487       30,912
                                           ==========   ==========   ==========   ==========   ==========

Diluted net income (loss) per share for
    continuing operations                  $     0.27   $    (0.97)  $    (1.08)  $    (0.68)  $    (0.79)
Diluted net income (loss) per share for
    discontinued operations                      0.08         0.03        (0.45)        0.03         0.06
Diluted net income per share from  gain
    of discontinued operations                     --           --           --           --         0.09
                                           ----------   ----------   ----------   ----------   ----------
Diluted net income (loss) per share        $     0.35   $    (0.94)  $    (1.53)  $    (0.65)  $    (0.64)
                                           ==========   ==========   ==========   ==========   ==========
Diluted weighted average shares
    outstanding                                29,461       27,322       27,846       30,487       30,912
                                           ==========   ==========   ==========   ==========   ==========


                                                                Years ended December 31,
                                           --------------------------------------------------------------
                                             1997          1998         1999         2000         2001
                                           ----------   ----------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA
    OF CONTINUING OPERATIONS:
Current assets                             $  223,185   $  198,801   $   69,003   $   55,575   $   15,115
                                           ==========   ==========   ==========   ==========   ==========

Total assets                               $  210,676   $  230,962   $   77,886   $   67,991   $   21,552
                                           ==========   ==========   ==========   ==========   ==========
Current liabilities                        $  158,979   $  155,228   $   34,302   $   33,519   $   10,007
                                           ==========   ==========   ==========   ==========   ==========
Long-term liabilities, net of current
    portion                                $    3,133   $      905   $      260   $      813   $      311
                                           ==========   ==========   ==========   ==========   ==========
Stockholders' equity                       $  110,303   $   85,017   $   46,928   $   30,601   $   11,234
                                           ==========   ==========   ==========   ==========   ==========
Total liabilities and stockholders' equity $  272,415   $  241,150   $  132,601   $   64,933   $   21,552
                                           ==========   ==========   ==========   ==========   ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     The Company's focus has evolved to developing and licensing eProcurement and eMarketplace, Internet and intranet-based purchasing systems, which enable the conduct of interactive eCommerce for businesses. The Company also offers a dynamic trading system licensed from a third party. The Company was founded in 1992 as Elcom Systems, Inc., and over the last eight years, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) technology, which is licensed to companies to enable them to market, buy and sell various goods and services electronically over the Internet.

     Since 1993, the Company has marketed and sold value-added services and computer-oriented IT Products to commercial clients through Elcom Services Group, its direct marketing subsidiary using various versions of its PECOS(TM) technology. The Company achieved its early growth by offering the use of PECOS(TM) to prospective customers and by various marketing efforts, including the expansion of its direct sales force nationwide, and by the acquisition of six VAR's during 1994 to 1996. In addition, in the U.S., the Company operated Starbuyer.com, its owned and operated business-to-business eMarketplace.

     On July  31,  1999,  the  Company  completed  the  sale of the  substantial majority of its U.K. remarketer group operations, which accounted for approximately 75% of U.K. revenues in both 1998 and the first seven months of 1999. These operations are included in the financial statements as continuing operations. Generally, the Company sold its U.K. field-based operations, its professional services organization, its distribution business and certain of its inventory and fixed assets. The Company retained its U.K. telemarketing group, which it began to transition to a business-to-business Internet-based eMarketplace model in March 2001, similar to that conducted by the Company in the U.S. through Starbuyer.com, the Company's owned and operated eMarketplace. On October 1, 1999, the ownership of the U.K. operations was transferred from Elcom Services Group to elcom, inc. to help facilitate this strategy.

     In January 2001, the Company announced that it had signed an agreement to outsource its U.S. IT Product fulfillment, distribution, logistics and product configuration to Tech Data. Since its inception, the Company had purchased IT Products from distributors, including Tech Data, and directly from certain manufacturers and, as an authorized remarketer of those products, resold those products to commercial customers. Because the Company took title to those purchased IT Products and assumed risks of ownership associated with inventory and accounts receivable, the Company recorded gross revenues for each sale transaction. Under the outsourcing agreement, Tech Data became the Company's logistics, fulfillment, and distribution outsourcing partner and assumed virtually all logistics and fulfillment functions, including the Company's IT Product financing in the U.S., allowing the Company to hold virtually no inventory or IT Product accounts receivable in the U.S., thereby reducing associated risks and working capital requirements. Under this agreement, the Company received transaction fees based on the gross profit associated with each sale. The transition to the Tech Data outsource agreement commenced in the first quarter of 2001 and by the third quarter of 2001, the substantial majority of U.S. IT Product sales were being recorded as transaction fees. Under the Tech Data agreement, reported transaction fees, which represented the substantial majority of sales transactions recorded on IT Product sales in the U.S. for the year ended December 31, 2001, were expected to be approximately 5% to 6% of previously reported IT Product revenues in the U.S. Due to the Company's transition to the Tech Data outsourcing model and the resultant reporting of transaction fees rather than gross revenues on IT Product sales in the U.S., certain financial comparisons with prior periods may be difficult.

     Since 1993, the substantial majority of the Company's revenues have been derived from the sale of IT Products and services, and this transition to a pure Technology Business will have a significant effect on the revenues and cost basis of the Company going forward. As of December 31, 2001, the historical financial statements present the U.K. IT Products business as a discontinued operation, and since no decision had been made to divest the U.S. IT Products and services business at that time, that business is presented as a continuing operation. As provided by applicable accounting conventions, future financial statements will present all of the IT Products and services business as a discontinued operation, which will allow a more focused presentation of the historical financial trends of the on-going Technology Business.

elcom, inc.

     The eBusiness subsidiary of the Company, elcom, inc., develops and licenses PECOS(TM) remotely- hosted, self-service, Internet and intranet-based purchasing systems. Through September 30, 2001, elcom, inc., marketed and sold IT Products in the U.S. using Starbuyer.com, the Company's owned and operated Internet eMarketplace. On October 1, 2001, all IT Product sales in the U.S. were recorded through Elcom Services Group. For comparative purposes, sales of IT Products in the U.S. have been reclassified as if they had been recorded through Elcom Services Group for all periods presented. In addition, elcom, inc., owns all of the U.K. operations. On December 31, 2001, the U.K. IT Products business was sold and the results of operations from that business have been classified as a discontinued operation for financial reporting purposes. Accordingly, the results of operations of elcom, inc., for all periods presented reflect technology-related revenues only. Technology-related revenues for the year ended December 31, 2001 were $4.3 million compared to $1.1 million recorded in the prior year. The 2001 technology-related revenues included $2.9 million arising from a one-time sale of certain proprietary software to Elcom Information Technology Limited, the unrelated company that acquired the U.K. IT Products reseller business. The gross profit for the year ended December 31, 2001 was $3.1 million compared to $1.1 million in the prior year, primarily as a result of the one-time sale of software to Elcom Information Technology Limited. Substantially all the technology-related revenues and gross profit were recorded in the U.S. in both 2001 and 2000.

Elcom Services Group

     Prior to the divestiture of the U.S. IT Products and services business to ePlus on March 29. 2002, Elcom Services Group was a direct marketer of IT Products and professional services to business customers. Primarily due to declining gross profit margins on hardware sales with certain large customers, changes in certain manufacturer's product return policies, and resultant increased inventory risks starting in 1999, the Company introduced a strategy to reduce its revenues and related inventory exposure by declining to do business with clients that did not pay the Company on time as per agreements, or demanded pricing which the Company was not willing to provide due to many factors, including decreases in marketing development funding from various manufacturers. This strategy resulted in a planned significant decrease in revenues for Elcom Services Group, which effectively eliminated a majority of the Company's marginal clients and exposure thereto. The Company's outsourcing agreement with Tech Data was designed to eliminate virtually all inventory and most accounts receivable-oriented risks in the U.S.

     Historically, Elcom Services Group's revenues and resultant gross profit have been affected by price reductions and decreases in vendor support programs offered by computer manufacturers. Consequently, in order to increase gross profit historically, the Company had to sell incremental amounts of IT Products to offset such price reductions which amplified the impact on the Company's gross profit of any slowdown in corporate client demand. These price reductions and manufacturer cutbacks had been substantial over the last several years. The Company experienced a softening of demand from its clients in 2000, which continued throughout 2001, related to many factors, including a slow-down in the IT Products markets and the general economic downturn, exacerbated by the events of September 11th, which created further economic uncertainty and a greater curtailing of capital spending programs across almost every industry. Elcom Services Group's gross margins have varied from quarter to quarter, depending on the level of key vendor support programs, including rebates, return policies and price protection, as well as product mix, pricing strategies and other factors. In addition, as discussed further elsewhere, the Company outsourced its IT Product logistics, fulfillment and distribution to Tech Data in early 2001. Due to the transition to this outsourcing model and the resultant reporting of transaction fees rather than gross revenues on IT Products, certain financial comparisons with prior periods may be difficult.

RESULTS OF OPERATIONS

     The following table sets forth various items as a percentage of net sales for each of the years in the three-year period ended December 31, 2001:

                                                   1999      2000      2001
                                                  ------    ------    ------
     Net sales                                    100.0%    100.0%    100.0%
     Gross profit                                   8.6%      9.3%     24.3%
     Sales, general and administrative expenses    12.8%     18.1%     58.9%
     Asset impairment, restructuring and other
         related charges                            2.4%        --      2.9%
     Operating profit (loss)                       (7.0%)    (9.5%)   (39.2%)
     Interest expense                              (0.7%)    (0.6%)    (0.5%)
     Income tax expense (benefit)                  (0.2%)    (0.3%)    --
     Net income (loss) from continuing operations  (7.3%)    (8.8%)   (39.5%)

     Net income (loss) from discontinued
         operations                                (3.0%)     0.4%      3.1%
     Gain on sale of discontinued operations          --        --      4.4%
     Net income (loss)                            (10.3%)    (8.4%)   (31.9%)

Results of Operations

     The results of operations for the U.K. IT Products remarketer business that was sold on December 31, 2001 has been presented as a discontinued operation for all periods.

Year ended December 31, 2001 compared to the year ended December 31, 2000.

     Net Sales. Net sales for the year ended December 31, 2001 decreased to $62.2 million from $236.0 million in 2000, a decrease of $173.8 million or 73.6%. The decrease in net sales primarily reflects the significant impact of the industry-wide slowdown in the U.S. for IT Product sales together with the planned reduction in revenues attributable to the transition to transaction-oriented fees in the U.S. under the Tech Data outsourcing agreement whereby the Company recorded transaction fees rather than gross revenues. U.S. net sales decreased from $235.9 million to $62.1 million, a decrease of 73.7%, also due to the reasons described above.

     Gross Profit. Gross profit for the year ended December 31, 2001 decreased to $15.1 million from $22.0 million in 2000, a decrease of $6.9 million or 31.5%. The decrease in gross profit dollars is primarily as a result of the reduction in the volume of sales in the U.S. from the industry-wide slowdown in purchasing by the Company's customers. Technology-related gross profit increased to $3.1 million in 2001 from $1.1 million in 2000, an increase of $2.0 million, or 178.5%, primarily related to the one-time sale to the acquirer of the U.K. IT Products reseller business. Gross profit as a percentage of net sales increased to 24.3% in 2001 from 9.3% in 2000, due to both the effect of recording transaction-oriented fees under the Tech Data outsourcing program, without incurring the related cost of sales, thereby positively affecting gross profit as a percentage of sales, and the increase of gross profit from technology-related sales.

     Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses for the year ended December 31, 2001 decreased to $36.6 million from $42.7 million in 2000, a decrease of $6.1 million or 14.2%. SG&A expenses in the U.S. decreased to $34.7 million for the period ended December 31, 2001 from $40.7 million for the period ended December 31, 2000, a decrease of $6.1 million or 14.9%, primarily due to cost reductions resulting from the savings in personnel costs implemented as a result of the outsourcing agreement with Tech Data. As a percentage of sales, SG&A expenses for the year ended December 31, 2001 rose to 58.9% compared to 18.1% in 2000, primarily due to the decrease in net sales in the U.S., and resulting from recording transaction-oriented fees under the Tech Data agreement.

     Research and Development Expense. Research and development expense for the years ended December 31, 2001 and 2000 were $1.1 million and $1.7 million, respectively, a decrease of $0.6 million or 35.8%. The expenditures reflect the on-going product development of the PECOS(TM) technology prior to reaching technological feasibility of each new version. The decrease is due to the increase in expenditures after reaching technological feasibility, which are reflected in cost of sales.

     Asset Impairment, Restructuring and Other Related Charges. In 2001, the Company recorded asset impairment charges of $1.8 million. Approximately $1.6 million of this charge is related to the decreased utility of software acquired to augment the Company's PECOS(TM) technology and software purchased to be used for the IT Products business.

     Interest Expense. Interest expense for the year ended December 31, 2001 decreased to $0.3 million from $1.3 million in the comparable year of 2000, a decrease of $1.0 million. Interest expense in both periods result from the line of credit borrowings.

     Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 2001 decreased to $0.1 million from $2.4 million in 2000. This decrease was due to lower monthly cash balances and lower U.S. interest rates in 2001. The Company also recorded an $0.8 million gain on the sale of assets in 2000.

     Net Income (Loss) From Continuing Operations. The Company generated a net loss for the year ended December 31, 2001 of $24.6 million as a result of the factors described herein.

     Net Income (Loss) From Discontinued Operations. Net income from discontinued operations increased from $1.0 million in the year ended December 31, 2000 to $1.9 million in the year ended December 31, 2001, a 90% increase. This is primarily due to an increase in IT Product sales of $12.1 million from the prior year. Net income from discontinued operations represents the net operating results for the Company's U.K. remarketer operations, which have been classified as discontinued operations.

     Gain (Loss) From Disposal of Discontinued Operations (net of tax). Gain from the disposal of discontinued operations (net of tax) was $2.7 million in the year ended December 31, 2001, resulting from the sale of the U.K. IT Products reseller business.

Year ended December 31, 2000 compared to the year ended December 31, 1999.

     Net Sales. Net sales for the year ended December 31, 2000 decreased to $236.0 million from $411.8 million in 1999, a decrease of $175.8 million or 42.7%. This decrease was primarily due to the sale of a substantial majority of the Company's U.K. remarketer group operation in July 1999, as well as an industry-wide slowdown of IT Products sales. U.S. net sales decreased from $292.5 million to $235.9 million, a decrease of 19.4%, primarily due to an industry-wide slowdown and continued adherence to the Company's strategy to reduce its exposure to clients that do not pay on time, demand pricing that negatively impacts margins or that would require unacceptable inventory exposure. U.K. sales decreased from $119.3 million to $0.1 million, due to the sale of the Company's U.K. remarketer group operation in July, 1999. The results of operations for the substantial majority of the U.K. remarketer group operations that were sold in 1999 are classified as continuing operations.

     Gross Profit. Gross profit for the year ended December 31, 2000 decreased to $22.0 million from $35.4 million in 1999, a decrease of $13.4 million or 37.8%. The decrease in gross profit dollars is primarily a result of the decrease in net sales as described above. Gross profit as a percentage of net sales increased to 9.3% in 2000 from 8.6% in 1999 as the Company reduced its exposure to clients who demanded pricing that negatively impacted margins. The increase in gross profit margin was partially offset by a decrease in the availability of manufacturer rebate and incremental discount programs.

     Selling, General and Administrative Expenses. Total SG&A expenses for the year ended December 31, 2000 decreased to $42.7 million from $52.9 million in 1999, a decrease of $10.2 million or 19.2%. Most of this decrease reflected the sale of a substantial majority of the Company's U.K. operations in July 1999. As a percentage of sales, SG&A expenses for the year ended December 31, 2000 rose to 18.1% compared to 12.8% in 1999 due to a decrease in sales while many administrative and overhead expenses remained fixed.

     Research and Development Expense. Research and development expense for the years ended December 31, 2000 and 1999 were $1.7 million and $1.3 million, respectively, an increase of $0.4 million or 26.2%. The expenditures reflected the increased product development of the PECOS.ipm technology prior to reaching technological feasibility of each new version.

     Interest Expense. Interest expense for the year ended December 31, 2000 decreased to $1.3 million from $2.8 million in the comparable year of 1999, a decrease of $1.5 million. Interest expense in both periods results from the line of credit borrowings. The reduction in 2000 has a reflection of a decrease in average monthly borrowings under the Company's line of credit, partially offset by an increase in average U.S. interest rates from 8.25% in 1999 to 9.75% in 2000.

     Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 2000 increased to $2.4 million from $0.6 million in 1999. This increase was primarily a result of recording an $0.8 million gain on the sale of assets related to the receipt of funds which were being held in escrow pursuant to the U.K. remarketer group purchase and sale agreement. Additionally, the Company had an

89% increase in average monthly interest earnings due to higher monthly cash balances and an increase in interest rates in the U.S.

     Income Tax Expense (Benefit). The income tax benefit in 1999 primarily related to the refund of income taxes paid in prior years in the U.K., net of certain estimated current state income taxes payable by the Company. The income tax benefit in 2000 related to the refund of income taxes paid in prior years.

     Net Income (Loss) For Continuing Operations. The Company generated a net loss for the year ended December 31, 2000 of $20.7 million as a result of the factors described herein.

     Net Income (Loss) From Discontinued Operations. Net income (loss) from discontinued operations represents the net operating results for our U.K. remarketer business, which has been classified as discontinued operations as a result of the sale of the business on December 31, 2001. Net income (loss) from discontinued operations increased from a loss of $12.5 million in the year ended December 31, 1999 to a gain of $1.0 million in the year ended December 31, 2000, primarily due to a reduction in U.K. SG&A expenses.


Liquidity and Capital Resources

     Net cash provided by operating activities from continuing operations for the year ending December 31, 2001 was $9.1 million, resulting primarily from $26.2 million generated from the decrease in accounts receivable, (a result of the transition to the Tech Data model), $5.7 million in non-cash depreciation and amortization, and $1.8 million from impairment charges, offset by the $24.6 million loss from continuing operations. Net cash provided by operations may not be indicative of future results due to the sale of certain operations and the transition to a technology business.

     Cash used in financing operations was $23.1 million, which primarily was a result of the payoff of the Company's line of credit, due to transitioning to the Tech Data agreement. Cash used in investing activities was primarily $1.0 million for the purchase of property, equipment and software. Net cash used in discontinued operations was $6.4 million.

     At December 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $10.8 million. Cash and cash equivalents include $125,000 that was pledged as collateral for a Letter of Credit issued in the ordinary course of business.

     In January 2001, the Company outsourced its IT Product fulfillment, distribution, inventory, logistics, and product configuration in the U.S. to Tech Data. As a result of this agreement, the Company's working capital requirements for inventory and accounts receivable in the U.S. were substantially reduced. Accordingly, the Company notified Deutsche Financial Services Corporation ("DFSC") of its intent to terminate its DFSC line of credit in the U.S., and the Company paid off its entire balance with DFSC. The Company's letter of credit of $15 million that secured the DFSC facility also expired, and the pledge of $15 million of cash became unrestricted.

     As described elsewhere herein, on December 31, 2001, the Company sold substantially all of the assets and liabilities of its U.K. IT Products remarketing business to AJJP Limited. As a result, AJJP assumed the U.K. Lloyds credit facility. The terms of an agreement with Lloyds provide that AJJP will be solely entitled to and responsible for the discharge of all rights and obligations of the Company under a debt purchase agreement. Lloyds will notify the Company in writing as soon as all debt from any obligations arising prior to the sale is collected and all obligations referred to are therein discharged. Since all customer receivables become ineligible for the purpose of serving as collateral borrowing after 90 days, the Company anticipates receiving a notice of discharge during the second quarter of 2002.

     On September 17, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to 800,000 shares in the aggregate of the Company's common stock. During 2001, the Company repurchased 121,100 shares of its common stock on the open market at a cost of $160,000. Further, purchases may be made from time to time in the open market or in privately negotiated transactions based on then-existing market conditions. The common stock purchased will be used for employee stock option grants and other corporate purposes.

     On December 30, 1999, the Company signed an Equity Line with Cripple Creek Securities, an investor introduced to the Company by Wit Soundview. In September 2000, the Company sold 60,952 shares to Cripple Creek under the Equity Line for $320,000. The Company terminated the Equity Line on November 29, 2001. On December 3, 2001, in final payment of its obligation to Cripple Creek, the Company issued warrants to purchase 145,200 and 4,800 shares of common stock to Cripple Creek. The warrants are currently exercisable, have an exercise price of $1.81 and $6.30, respectively, and expire on December 2, 2006.

     The Company's principal commitments consist of leases on its office facilities and capital leases. See Note 8 to the consolidated financial statements. In addition, the Company will require ongoing investments in property, equipment and software.

Risk Factors

     As of December 31, 2001, the Company had approximately $10.8 million of cash and cash equivalents and did not have any outstanding debt. The Company has incurred $82.2 million of cumulative net losses for the three-year period ended December 31, 2001. Total shareholders' equity decreased from $30.6 million at December 31, 2000 to $11.2 million at December 31, 2001. The Company believes it will continue to incur losses throughout 2002, and that the Company has sufficient liquidity to fund operations into the third quarter of 2002 without the need to raise additional capital.

     The Company's consolidated financial statements as of December 31, 2001 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2002. The Company's independent accountants, KPMG LLP, have issued a report dated March 29, 2002 that included an explanatory paragraph referring to the Company's significant operating losses and substantial doubt in its ability to continue as a going concern through December 31, 2002 without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies and attract new sources of capital. The Company intends to seek additional capital, which would result in dilution for its shareholders. There can be no assurance that the Company will be able to raise capital, or if so, on what terms or what the timing thereof might be. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes, and impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

     The Company maintains allowances for doubtful accounts for estimated losses resulting from customers that fail to make required payments, however, additional allowances may be required. In analyzing the adequacy of the allowance, the Company considers past experiences with the customers and related payment history, the viability of the customers' financial condition, and overall historical loss experience. At a minimum, the Company maintains an allowance for accounts greater than 90 days past due and an estimate for all other accounts based on the results of the assumptions previously mentioned.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that losses will continue throughout 2002, the

     Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

     The Company records impairment losses on long-lived assets to be held and used or to be disposed of other than by sale when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

     Significant management judgments and estimates must also be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period if the Company's management made different judgments or utilized different estimates. For most of its transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." However, revenues from sales of software are recognized in accordance with AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended and interpreted. The Company recognizes revenue from the sale of hardware and software products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Seasonality and Impact of Inflation

     Generally, sales in the business and computer products remarketer industry slow in the summer months and, in the U.S., are stronger in the fourth calendar quarter and somewhat weaker in the first calendar quarter. Due to its current size and the nature of its client base, the Company's sales have reflected this seasonality; however, the Company has now completed its shift in focus to the licensing of eProcurement and eMarketplace Internet software solutions.

     Inflation has been relatively low in recent years and, accordingly, the Company has not been significantly impacted by the effects of general inflation.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, particularly in light of the qualified opinion from the Company's independent accountants as to the Company's ability to survive as a going concern absent any such financing; the overall marketplace and client's acceptance and usage of eCommerce software systems, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors; control of expenses, revenue growth, corporate demand for eProcurement and eMarketplace solutions; and availability of IT Products, changes in manufacturer policies reducing price protection, returns and other policies, risks associated with acquisitions of companies, the consequent results of operations given the aforementioned factors, and other risks detailed from time to time in this Annual Report on Form 10-K, the Company's 2000 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the S-3 Registration Statement that became effective on May 11, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates and exchange rates, which could affect its future results of operations and financial condition.

     The Company's cash and cash equivalents are sensitive to interest rate fluctuations. Changes in interest rates would result in changes in interest income resulting from the difference between historical interest rates on these financial instruments and the interest rates that these variable-rate instruments may adjust to in the future. Based on December 31, 2001 balances, the Company estimates that a 1% change in interest rates would have no impact on income (loss) before income taxes.

     The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to an accumulated amount of $(519,000).


Item 8. Financial Statements and Supplementary Data

See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings (loss) per share and quarterly financial information for the Company are included in Notes 14 and 15, respectively, of the Notes to Consolidated Financial Statements.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         No items to report.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information concerning the directors of the Company is set forth in the definitive Proxy Statement ("the Proxy Statement") to be sent to stockholders in connection with the Company's 2002 Annual Meeting of Stockholders, under the heading "Election of Directors", which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading "Management - Executive Officers", which information is incorporated herein by reference.


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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The  following  documents  are filed as part of this Annual  Report on Form
10-K:

     (a)  (1) Consolidated Financial Statements:

               See Index to Consolidated Financial Statements on page F-1.

          (2) Consolidated Financial Statement Schedule for each of the Three Years in the Period Ended December 31, 2001:

               Report of Independent Auditors on Supplementary Information

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

     (b)  Reports on Form 8-K:

          The Company filed a current Report on Form 8-K, dated November 27, 2001, announcing that Elcom Systems, Limited, its U.K. eBusiness subsidiary, had been selected by the Scottish Executive to provide an eProcurement system for the Scottish government's departments and agencies with Cap Gemini Ernst & Young selected as the primary contractor.

          The Company filed a current Report on 8-K, dated November 30, 2001, announcing the Company had entered into a heads of agreement with a company (formed by AJJP Limited), the management team of its U.K. information technology products subsidiary, Elcom Holdings Limited, to sell its U.K. information technology remarketer business.

     (c)  Exhibits:

          See Index to Exhibits beginning on page E-1.

                        --------------------------------

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

                                      Elcom International, Inc.
                                      (Registrant)

Date:  March 29, 2002                 By: /s/  Robert J. Crowell
                                      Robert J. Crowell
                                      Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signatures                  Title                        Date


 /s/  Robert J. Crowell         Chairman of the                  March 29, 2002
 Robert J. Crowell              Board of Directors
                                and Chief Executive Officer
                                (Principal Executive Officer)

 /s/  Peter A. Rendall          Corporate Executive              March 29, 2002
 Peter A. Rendall               Vice President,
                                Chief Financial Officer
                                and Secretary (Principal Financial
                                and Accounting Officer)

 /s/  William W. Smith          Vice Chairman and Director       March 29, 2002
 William W. Smith


 /s/  Richard J. Harries, Jr.   Director                         March 29, 2002
 Richard J. Harries, Jr.


 /s/  John W. Ortiz             Director                         March 29, 2002
 John W. Ortiz

                       CONSOLIDATED FINANCIAL STATEMENTS

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001


The following consolidated financial statements of Elcom International, Inc. are included in response to Item 8:

                                                                    Page
                                                                    ____
Independent Auditors' Report                                         F-2
Consolidated Balance Sheets as of December 31, 2000 and 2001         F-3
Consolidated Statements of Operations and Other Comprehensive
    Income (Loss) for the years ended December 31, 1999, 2000
    and 2001                                                         F-4
Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999, 2000 and 2001                                 F-5
Consolidated Statements of Cash Flows for the years ended December
    31, 1999, 2000 and 2001                                          F-6
Notes to Consolidated Financial Statements                           F-7 to F-24

                          Independent Auditors' Report





To the Board of Directors and Shareholders of Elcom International, Inc.:

We have audited the accompanying consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations and other comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for the impairment or disposal of long-lived assets.



/s/ KPMG LLP

KPMG LLP

Boston, Massachusetts
March 29, 2002

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)



                                                             December 31,
                                                           2000         2001
                                                        ----------   ----------
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents (including restricted
        cash of $15,000 and $125 at December 31, 2000
        and 2001, respectively)                         $   23,250   $   10,813
                                                        ----------   ----------
    Accounts receivable (Notes 2 and 5):
        Trade                                               26,466        3,783
        Other                                                4,715          374
                                                        ----------   ----------
                                                            31,181        4,157
        Less-Allowance for doubtful accounts                 1,856          317
                                                        ----------   ----------
            Accounts receivable, net                        29,325        3,840
    Inventory (Note 5)                                       1,276            3
    Prepaids and other current assets                        1,724          459
    Current assets of discontinued operations
        (including cash of $9,063 at December 31,
        2000) (Note 9)                                      25,104           --
                                                        ----------   ----------
        Total current assets                                80,679       15,115
                                                        ----------   ----------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
    Computer hardware and software                          28,365       27,868
    Land, buildings and leasehold improvements               2,132        2,125
    Furniture, fixtures and equipment                        6,245        5,941
                                                        ----------   ----------
                                                            36,742       35,934
    Less -- Accumulated depreciation and amortization       24,698       29,706
                                                        ----------   ----------
                                                            12,044        6,228

OTHER ASSETS                                                   372          209
    NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS
        (Note 9)                                             2,109           --
                                                        ----------   ----------
                                                        $   95,204   $   21,552
                                                        ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Lines of credit (Note 5)                            $   22,141   $       --
    Accounts payable                                         2,974        3,374
    Accrued expenses and other current liabilities           7,283        6,131
    Current portion of capital lease obligations
        (Note 8)                                               474          502
    Short-term debt (Note 6)                                   647           --
    Current liabilities of discontinued operations
        (including lines of credit of $11,100 at
        December 31, 2000) (Note 9)                         30,271           --
                                                        ----------   ----------
        Total current liabilities                           63,790       10,007
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION
    (Note 8)                                                   813          311
                                                        ----------   ----------
        Total liabilities                                   64,603       10,318
                                                        ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 7):
    Preferred stock, $.01 par value; Authorized
        -- 10,000,000 shares -- Issued and
        outstanding - none                                      --           --
    Common stock, $.01 par value; Authorized --
        50,000,000 and 100,000,000 shares --
        issued -- 31,207,477 and 31,406,796 shares             312          314
    Additional paid-in capital                             114,196      114,514
    Accumulated earnings (deficit)                         (78,484)     (98,363)
    Treasury stock, at cost -- 409,609 and
        530,709 shares                                      (4,552)      (4,712)
    Accumulated other comprehensive income (loss)             (871)        (519)
                                                        ----------   ----------
        Total stockholders' equity                          30,601       11,234
                                                        ----------   ----------
                                                        $   95,204   $   21,552
                                                        ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)




                                                                             For the years ended December 31,
                                                                               1999          2000        2001
                                                                           ------------   ----------   ---------
Net sales:
    Product related sales                                                  $    410,886   $  234,885   $  54,355
    License sales                                                                   865        1,112       4,277
    Transaction fees                                                                 --           --       3,589
                                                                           ------------   ----------   ---------

Total net sales                                                                 411,751      235,997      62,221
                                                                           ------------   ----------   ---------

Cost of sales
    Product related sales                                                       376,355      213,954      45,917
    License sales                                                                    --           12       1,214
                                                                           ------------   ----------   ---------
Total cost of sales                                                             376,355      213,966      47,131
                                                                           ------------   ----------   ---------
Gross profit                                                                     35,396       22,031      15,090
                                                                           ------------   ----------   ---------

Operating Expenses:
    Selling, general and administrative                                          52,885       42,719      36,633
    Research and development                                                      1,343        1,695       1,089
    Asset impairment, restructuring and other related charges (Note 10)          10,057           --       1,776
                                                                           ------------   ----------   ---------
Total operating expenses                                                         64,285       44,414      39,498
                                                                           ------------   ----------   ---------
Operating profit (loss)                                                         (28,889)     (22,383)    (24,408)

Interest expense                                                                 (2,766)      (1,334)       (296)
Interest income and other, net                                                      623        2,369         145
                                                                           ------------   ----------   ---------
Income (loss) before income taxes                                               (31,032)     (21,348)    (24,559)
Income tax expense (benefit) (Note 12)                                             (965)        (642)         --
                                                                           ------------   ----------   ---------

Net income (loss) from continuing operations                                    (30,067)     (20,706)    (24,559)
Discontinued operations (Note 9):
    Net income (loss) from discontinued operations, net of tax                  (12,471)         952       1,942
    Gain (loss) on disposal of discontinued operations, net of tax                   --           --       2,738
                                                                           ------------   ----------   ---------

Net income (loss)                                                               (42,538)     (19,754)    (19,879)
Comprehensive loss, net of tax:                                                    (307)      (1,409)        352
                                                                           ------------   ----------   ---------

Other comprehensive income (loss)                                          $    (42,845)  $  (21,163)  $ (19,527)
                                                                           ============   ==========   =========

Basic and diluted net income (loss) per share data:
    Continuing operations                                                  $      (1.08)  $    (0.68)  $   (0.79)
    Discontinued operations                                                       (0.45)         0.03       0.06
    Disposal of discontinued operations                                              --            --       0.09
                                                                           ------------   ----------   ---------
        Basic and diluted net loss per share                               $      (1.53)  $     (0.65) $   (0.64)
                                                                           ============   ==========   =========

    Weighted average number of basic and diluted shares outstanding              27,846        30,487     30,912
                                                                           ============   ==========   =========


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


                                                     ELCOM INTERNATIONAL, INC.
                                                         AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (in thousands, except number of shares)




                                              Common Stock                                               Accumulated
                                         ----------------------   Additional  Accumulated    Treasury       Other         Total
                                          Number      $.01 Par     Paid-in      Earnings       Stock,   Comprehensive  Stockholders'
                                         of Shares      Value      Capital     (Deficit)      At Cost    Income (Loss)    Equity
                                         ----------   ---------  -----------  ------------  -----------  -------------  ----------
BALANCE, DECEMBER 31, 1998               27,547,061  $      275 $    101,271  $    (16,192) $   (1,182)  $         845  $   85,017
    Exercise of common stock options      1,581,524          16        4,840            --          --              --       4,856
    Purchase of treasury stock                   --          --           --            --        (100)             --        (100)
    Net loss                                     --          --           --       (42,538)         --              --     (42,538)
    Cumulative translation adjustment            --          --           --            --          --            (307)       (307)
                                         ----------   ---------  -----------  ------------  -----------  -------------  ----------

BALANCE, DECEMBER 31, 1999               29,128,585   $     291 $    106,111  $    (58,730) $   (1,282)  $         538  $   46,928
    Exercise of common stock options      2,017,940          20        8,618            --          --              --       8,638
    Sale of common stock                     60,952           1          319            --          --              --         320
    Cost of capital                              --          --         (852)           --          --              --        (852)
    Purchase of treasury stock                   --          --           --            --      (3,270)             --      (3,270)
    Net loss                                     --          --           --       (19,754)         --              --     (19,754)
    Cumulative translation adjustment            --          --           --            --          --          (1,409)     (1,409)
                                         ----------   ---------  -----------  ------------  -----------  -------------  ----------

BALANCE, DECEMBER 31, 2000               31,207,477        $312 $    114,196  $    (78,484) $    (4,552) $        (871) $   30,601
    Exercise of common stock options        199,319           2          318            --           --             --         320
    Purchase of treasury stock                 (160          --           --            --           --             --        (160)
    Net loss                                     --          --           --       (19,879)          --             --     (19,879)
    Cumulative translation adjustment            --          --           --            --           --            352         352
                                         ----------   ---------  -----------  ------------  -----------  -------------  ----------
BALANCE, DECEMBER 31, 2001               31,406,796   $     314 $    114,514  $    (98,363) $    (4,712) $        (519) $   11,234
                                         ==========   ========= ============  ============  ===========  =============  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                For the years ended December 31,
                                                                 1999          2000        2001
                                                              ----------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                           $  (30,067)   $ (20,706)   $ (24,559)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities --
    Depreciation and amortization                                 14,327        5,145        5,728
    Restructuring, impairment and other related charges           10,057           --        1,776
    Provision for (recovery of) doubtful accounts                  4,626          395       (1,369)
    Loss (gain) on sale of fixed assets                               --         (786)         121
  Changes in current assets and liabilities:
    Accounts receivable                                          103,668        6,783       26,150
    Inventory                                                     34,394         (607)       1,274
    Prepaids and other current assets                              1,888       (1,006)         600
    Accounts payable                                             (32,888)      (1,322)       1,104
    Accrued expenses and other current liabilities               (12,164)       1,422       (1,716)
    Decrease in other deferred liabilities                        (1,396)         523           --
                                                              ----------    ---------    ---------
        Net cash provided by (used in) continuing operations      92,445      (10,159)       9,109
                                                              ----------    ---------    ---------
        Net cash provided by discontinued operations               2,235        8,612        4,812
                                                              ----------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software                    (1,102)      (7,413)      (1,046)
  Proceeds from sale of assets                                        --          795           --
  Decrease in other assets and deferred costs                        194          365           27
      Net cash used in investing activities                         (908)      (6,253)      (1,019)
      Net cash used in discontinued operations                    (4,186)      (1,028)        (521)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments under lines of credit                             (70,948)      (1,684)     (22,141)
  Proceeds from issuance of short-term debt                           --        1,448           --
  Sale of common stock                                                --          320           --
  Repayment of capital lease obligations and debt                   (971)      (1,176)      (1,120)
  Exercise of common stock options                                 4,856        8,488          320
  Cost of equity line financing agreement                             --         (852)          --
  Purchase of treasury stock                                        (100)      (3,270)        (160)
                                                              ----------    ---------    ---------
      Net cash provided by (used in) financing activities        (67,163)       3,274      (23,101)
                                                              ----------    ---------    ---------
      Net cash provided by (used in) discontinued operations      (2,575)       5,677      (10,706)
                                                              ----------    ---------    ---------

FOREIGN EXCHANGE EFFECT ON CASH                                       (4)      (1,969)         (74)
                                                              ----------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              19,844       (1,846)     (21,500)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    14,315       34,159       32,313
                                                              ----------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   34,159    $  32,313    $  10,813
                                                              ==========    =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                               $    3,420    $   1,596    $     642
                                                              ==========    =========    =========
  Income taxes paid                                           $      258    $     165    $      82
                                                              ==========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations                       $      480    $   1,091    $      --
                                                              ==========    =========    =========

  Disposition of Assets:
     Cash proceeds from sale of assets in U.K.                $   18,805                 $       1
     U.K. net book value of assets sold                          (18,805)                   (3,039)
                                                              ----------                 ---------
                                                              $      --                  $  (3,038)
                                                              ==========                 =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Business

          Overview

     On March 29, 2002, Elcom International, Inc. (the "Company") announced that it was divesting itself of certain assets associated with its United States ("U.S.") computer-oriented information technology products ("IT Products") and services business to ePlus Technology, Inc. ("ePlus"). See Note (16). This will allow the Company to transition to a leading provider of remotely-hosted, electronic procurement ("eProcurement") and electronic marketplace ("eMarketplace") Internet software solutions (collectively, the "Technology Business"). Because of this divestiture, and in conjunction with the sale of the Company's United Kingdom ("U.K.") IT Products business on December 31, 2001, as described more fully in Note 9, commencing with the second quarter of 2002, the Company will not record any revenues arising from the sale of IT Products and associated services. Subsequent to the sale to ePlus, the Company's sole source of revenue will be from eProcurement and eMarketplace solutions and associated professional services. As of December 31, 2001, the consolidated financial statements present the U.K. IT Products business as a discontinued operation, and since no decision had been made to divest the U.S. IT Products and services business at that time, that business is presented as a continuing operation. As provided by applicable accounting conventions, future consolidated financial statements will present all of the IT Products and services business as a discontinued operation.

     As it relates to the Company's principal business going forward, the Company will continue to develop and license remotely-hosted, self-service eProcurement and eMarketplace, Internet and intranet-based purchasing systems. The Company intends to augment its core eProcurement Marketplace solutions with other licensed supply chain-oriented systems to enable the conduct of interactive supply chain automation for businesses. The Company has already licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation functions. Since its inception in 1992, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology. This technology is licensed to companies to enable them to communicate, market, buy and sell various goods and services electronically over the Internet or through private networks and eMarketplaces.

     Historically, the Company has purchased IT Products from distributors and directly from certain manufacturers and, as an authorized remarketer of those IT Products, resold them to commercial customers. Since the Company took title to those purchased IT Products, and assumed the risks of ownership associated with inventory and accounts receivable, the Company recorded gross revenues on each sale transaction. In January 2001, the Company announced that it had signed an agreement to outsource its IT Product fulfillment, logistics, configuration and distribution in the U.S. to TD Fulfillment Services, L.L.C., a subsidiary of Tech Data Corporation ("Tech Data"), one of the world's largest distributors of computer-oriented IT Products. This allowed the Company to hold virtually no inventory and substantially reduce its IT Product-related accounts receivables in the U.S. thereby significantly reducing inventory risks and working capital requirements. As a sales agent for Tech Data, the Company received transaction-oriented fees, which were related to the gross profit generated on each sale transaction. The first live orders processed through this outsourcing arrangement were recorded in February 2001 and the transition was completed in July 2001. The U.K. IT Products remarketer business was not affected by this arrangement and continued to own inventory, record gross revenues on IT Product sales and collect customer receivables up until the time it was sold on December 31, 2001, as described more fully herein. See Note (9).

          Liquidity

     As of December 31, 2001, the Company had approximately $10.8 million of cash and cash equivalents and did not have any outstanding debt. However, the Company has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit, that raise substantial doubt about the Company's ability to continue as a going concern. The ultimate success of the Company is dependent on developing and marketing of its Technology Business solutions and securing adequate financing until the Company is operating profitably. The Company currently anticipates that existing resources will not be sufficient to satisfy contemplated working capital requirements for the next twelve months. To deal with liquidity issues, the Company plans include the sale of securities and a reduction in workforce to lower operating expenses.

     The Company's ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies and attract new sources of capital. The Company intends to seek additional capital, which would result in dilution for its shareholders. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

(b)  Basis of Consolidation

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

(c)  Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2000 consisted of $17.3 million of deposits with banks and financial institutions which were unrestricted as to withdrawal or use and had original maturities of three months or less, of which $9.1 million are included in discontinued operations, together with a restricted deposit of $15 million, which served as collateral for the letter of credit issued to the Deutsche Financial Services Corporation. See Note 5. Cash and cash equivalents at December 31, 2001 consisted of $10.7 million of deposits with banks and financial institutions which are unrestricted as to withdrawal or use and have original maturities of three months, together with $125,000 that was pledged as collateral for a letter of credit issued in the ordinary course of business. Interest earned on all cash and cash equivalents is included in interest income and other, net in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

(d)  Inventory

     Inventory consists of purchased personal computer products, peripherals and accessories available for resale. Inventories are stated at the lower of cost (first-in, first-out) or market. The Company periodically reviews its inventory for potential excess, slow-moving, nonsaleable or obsolete inventory.

(e)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.

     On an ongoing basis, management evaluates its estimates, including those related to the allowance for doubtful accounts, the income tax valuation allowance (See Note 1(l)), and the impairment of long-lived assets (See Note 1(i)). The Company maintains allowances for doubtful accounts for estimated losses resulting from customers that fail to make required payments, however, an additional allowance may be required if actual results differ from assumptions made by management. In analyzing the adequacy of the allowance, the Company considers past experiences with the customers and related payment history, the viability of the customers' financial condition, and overall historical loss experience. At a minimum , the Company maintains an allowance for accounts greater than 90 days past due and an estimate for all other accounts based on the results of the assumptions previously mentioned.

(f)  Prepaids and Other Current Assets

     The Company expenses the production costs of advertising the first time the advertising takes place. In 1999, a branding campaign was launched on behalf of the Company's eProcurement technology product, PECOS Internet Procurement Manager. Company advertising expenses for 1999, 2000 and 2001 totaled $3.8 million, $1.9 million, and $0.7 million, respectively.

(g)  Property, Equipment and Software

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

     In January 2000, the Emergency Issues Task Force ("EITF") issued Issue No. 00-2, "Accounting for Web Site Development Costs." Issue 00-2 requires that planning stage costs be expensed as incurred, costs to develop web site application and infrastructure and graphics, be capitalized once the capitalization criteria of SOP 98-1 have been met and operating costs such as training and maintenance be expensed as incurred. The Company's treatment of such costs has historically been consistent with SOP 98-1, with the capitalized costs being amortized over the expected useful life of the software, ranging from eighteen months to four years.

     Expenditures for the research and development of the Company's products to be marketed are expensed as incurred, except for certain software development costs. Specifically, costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed). Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized. The Company capitalized software development costs of $0, $470,000, and $422,000 during the years ended December 31, 1999, 2000 and 2001, respectively.

(h)  Goodwill and Other Intangibles

     The excess of the purchase price over the fair value of net assets acquired in each acquisition accounted for under the purchase method of accounting is classified as goodwill. Goodwill was being amortized on a straight-line basis over an estimated useful life of 15 years. Other intangible assets associated with the acquisitions were assigned a five-year life. Amortization of goodwill and such other intangibles amounted to $701,000 for the year ended December 31, 1999.

(i)  Impairment of Long Lived Assets

     On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has elected to early-adopt the statement as of January 1, 2001 and, therefore, has presented the sale of the U.K. remarketer business as a discontinued operation for all periods presented.

     The Company evaluates for impairment its long-lived assets to be held and used or to be disposed of other than by sale whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. The Company's cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. The Company's estimates of fair value represent the best estimate based on industry trends and market rates and transactions. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less costs to sell and depreciation of such assets ceases.

(j)  Revenue Recognition

     (i) IT Product Sales The Company derives substantially all of its revenue from sales of personal computer products, peripherals and accessories (collectively "IT Products"). Revenue from IT Product sales where the Company purchases the IT Product and sells directly to a customer is recognized upon shipment to the customer, provided the title and risk of loss have passed to the customer. The Company records revenue from shipping in net sales and the associated costs in cost of sales. The Company records revenue on a gross basis, as the Company acts as principal in the transaction, takes title to the products, and has the risks and rewards of ownership, such as the risk of loss for collection, delivery and returns.

     (ii) License Sales
          In accordance with the provisions of SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, the Company recognizes revenues from software product licenses when (i) a signed noncancelable software license exists, (ii) delivery has occurred, (iii) the Company's fee is fixed or determinable, and (iv) collectibility is probable. However, if the license agreement contains performance conditions, the revenue is recognized upon completion of such conditions.

          In the case of multiple-element software arrangements, vendor specific objective evidence is used to allocate the total fees to all elements of the arrangement. Vendor- specific objective evidence is based on the price charged when an element is sold separately or, in the case of an element not yet sold separately, the price established by authorized management, if it is probable that the price, once established, will not change before market introduction. Elements included in multiple-element software arrangements could consist of software products, maintenance, consulting and training services.

          The Company sells both an enterprise and non-enterprise (hosted) model of PECOS software. In accordance with EITF Issue 00-03, "Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware," in order for revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company's treatment of software license revenue where the software is hosted by the Company has historically been consistent with EITF Issue 00-03.

          In addition to license fees, the Company also recognizes user fees and maintenance fees from sales of its software products. These fees are recognized ratably over the terms of the related service period. To date, license revenue has not been material to the Company's revenues.

     (iii) Transaction Fees

          For IT Product sold under the Tech Data outsourcing agreement, Tech Data recognizes IT Product revenues and owns and manages inventory and customer receivables for substantially all of the Company's U.S. customers. The Company receives transaction fees based on a percentage of the gross profit generated as an agent on each sale and records the revenue when Tech Data ships the IT Product to the customer.

     (iv) Consulting
          Professional services are rendered pursuant to time and materials based contracts and revenue is recognized when the services are provided. To date, consulting revenue has not been material to the Company's operations, and is included in Product Sales in the Statement of Operations.

(k)  Foreign Currency Translation

     The accounts of the Company's indirect U.K. subsidiaries and branch offices are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of the Company's indirect foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity and reported as part of other comprehensive income in the statement of operations and other comprehensive income (loss).

(l)  Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect when these differences are expected to be secured or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that losses will continue throughout 2002, the Company has recorded a valuation allowance equal to 100% of its net deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

(m)  Stock-Based Compensation

     The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities o recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

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

(o)  Fair Value of Financial Instruments

     The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, lines of credit and accounts payable. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Lines of credit bear interest at variable market rates and, therefore, the carrying amounts for these instruments approximate fair value.

(p)  Comprehensive Income

     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income (loss) and foreign currency translation adjustments.

(q)  Segment Reporting

     The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major clients.

(r)  Recent Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statements No. 141, Business Combinations, ("SFAS 141") and No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Poolings of interest transactions initiated prior to June 30, 2001 are grandfathered. SFAS 141 also requires, among other things, separate recognition of intangible assets apart from goodwill only if they meet certain criteria.

     SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for an annual impairment test. Upon adoption, SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets. A company must adopt SFAS 142 at the beginning of the fiscal year. Thus, as a calendar year-end company, the Company must have adopted SFAS 142 no later than January 1, 2002. The adoption of SFAS 141 and 142 did not have a material impact on the results of operations or financial position of the Company.

(2)  ACCOUNTS RECEIVABLE

     Other accounts receivable consists primarily of receivables from vendors and manufacturers relative to returned goods and manufacturers' rebates.

(3)  ACCRUED EXPENSES

     At December 31, 2000, accrued expenses included $2.5 million related to salaries, wages and employee benefits. At December 31, 2001, accrued expenses included $1.6 million related to salary, wages and benefits, $0.7 million related to the cost of services provided, $0.6 million related to taxes, $0.6 million related to financial consulting, and $0.8 million for accrued lease facilities.

(4)  EMPLOYEE BENEFITS

     The Company maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan, of which participating employees are 100% vested, for the years ended December 31, 1999, 2000, and 2001 were $56,000, $25,000 and $42,000, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. The Company has no material obligations for post retirement benefits.

(5)  LINES OF CREDIT

     At December 31, 2001, the Company's principal sources of liquidity included cash and cash equivalents of $10.8 million. Cash and cash equivalents include $125,000 that was pledged as collateral for a Letter of Credit issued in the ordinary course of business. At December 31, 2000, the Company's principal sources of liquidity included cash and cash equivalents of $32.3 million and accounts receivable and floor plan lines of credit from Deutsche Financial Services Corporation ("DFSC") with outstanding borrowings of $33.2 million in the U.S. and U.K..

     The interest rate on the U.S. DFSC facility at December 31, 2000 was prime (9.5%) plus 0.25%. Availability of U.S. borrowings was based on DFSC's determination as to eligible accounts receivable and inventory. As of December 31, 2000, the Company's borrowings from DFSC on its U.S. floor plan line of credit were $22.1 million. The U.S. DFSC line of credit was secured primarily by a $15 million letter of credit and by the Company's U.S. inventory and accounts receivable, although substantially all of the Company's other U.S. assets also were pledged as collateral on the facility. The letter of credit was secured by a pledge of $15 million of cash and cash equivalents.

     In January 2001, the Company outsourced its IT Product fulfillment, distribution, inventory, logistics, and product configuration in the U.S. to Tech Data. As a result of this agreement, the Company's working capital requirements for inventory and accounts receivable in the U.S. were substantially reduced. Accordingly, the Company notified DFSC of its intent to terminate its DFSC line of credit in the U.S., and the Company paid off its entire balance with DFSC. The Company's letter of credit of $15 million that was secured against a portion of the DFSC facility also expired, and the pledge of $15 million of cash became unrestricted.

     During 2001, the Company refinanced its DFSC line of credit in the U.K. with Lloyds TBS Commercial Finance Limited ("Lloyds"). The Lloyds credit facility provided for aggregate borrowings of up to (pound)10.0 million (or approximately $14.4 million) in the U.K. Availability was based upon Lloyd's determination of eligibility based on accounts receivable. Amounts outstanding bore interest at the base rate of Lloyds plus 1.5%.

     On December 31, 2001, the Company sold substantially all of the assets and liabilities of the Company's U.K. information technology reseller business conducted by its subsidiary, Holdings, to AJJP Limited, a company organized under the laws of the U.K., pursuant to an agreement between Holdings, Elcom Information Technology Limited ("EIT", a subsidiary of the Company) and AJJP Limited. AJJP Limited has been recently formed by certain members of the former management team of Holdings and changed its name to Elcom Information Technology Limited ("EIT"). See Note 9. As a result of the sale, AJJP Limited assumed the Lloyds credit facility. According to the terms of an agreement with Lloyds, AJJP will be solely entitled to and solely responsible for the discharge of all rights and obligations of EIT and Holdings under the Lloyds credit facility. Lloyds will notify the Company in writing as soon as all debts from any obligations arising prior to the sale have been collected and all obligations referred to therein discharged. Since all receivables become ineligible for borrowing after 90 days, the Company anticipates receiving a notice of discharge during the second quarter of 2002.

(6)  SHORT-TERM DEBT

     Short-term debt consisted of the following (in thousands):

                                                          December 31,
                                                       2000         2001
                                                    ----------   ----------
IBM Credit Corporation note for the purchase of
software at a rate of 13.8%, due August 30, 2001
monthly payments of $80 including interest          $      647   $        -
                                                    ==========   ==========

(7)  STOCKHOLDERS' EQUITY

(a)  Common Stock

     On December 19, 2001, the Company's stockholders approved and adopted an amendment to the Company's Second Restated Certificate of Incorporation in order to increase the number of authorized shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), from 50,000,000 to 100,000,000. On January 4, 2002, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation amending the total number of shares of authorized common stock to 100,000,000.

                                      F-13
(b)  Preferred Stock

     The Company has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

(c)  Stock Options

     The Company's Board of Directors has adopted seven stock option plans and stockholders have approved the adoption of all such stock option plans (the
"Option Plans"). An eighth stock option plan (the "2002 Plan") providing 1,800,000 options has been approved by the Board of Directors and will be voted on by the stockholders at the 2002 Annual Meeting. As of December 31, 2001, all Option Plans provided that up to an aggregate of 18,600,000 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company's common stock on the date of grant. The Option Plans also provide that the options are exercisable on varying dates, as determined by the Compensation Committee for each plan, and have terms not to exceed 10 years. In addition, the 2001 Plan allows for the exercise of vested options for a 180-day period commencing on the date of employee termination, provided that the termination is without "cause".

     One of the Option Plans, the 1995 Nonemployee Director Stock Option Plan (the "1995 Nonemployee Director Plan") provides for up to 250,000 nonqualified stock options to acquire the Company's common stock to be reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new nonemployee director is automatically granted 5,000 nonqualified stock options.

     All non-employee directors are granted an additional 10,000 nonqualified stock options annually thereafter, while remaining on the Board of Directors. The 1995 Nonemployee Director Plan provides that options are granted at fair market value on the date of grant, vest ratably over three years, and have terms not to exceed 10 years.

     Information relating to the Company Option Plans (including convertible shares from the elcom, inc. option plan) during each of the years in the three-year period ended December 31, 2001 is as follows:

                                                   Weighted
                                    Number       Option Price      Average
                                   Of Shares        Per Share    Exercise Price
                                 ------------   ---------------  --------------
Outstanding, December 31, 1998      7,299,114   $   0.11 - 8.80   $        4.40
       Granted                      4,786,985      1.64 - 31.13            3.42
       Terminated                  (2,122,259)      1.28 - 7.69            4.30
       Exercised                   (1,581,524)      0.11 - 6.75            3.10
                                  ------------

Outstanding, December 31, 1999      8,382,316      0.11 - 31.13            4.08
       Granted                      5,152,147      1.17 - 24.06            3.72
       Terminated                    (960,120)     1.17 - 21.47            5.05
       Exercised                   (1,350,440)      0.11 - 8.00            4.06
                                 ------------

Outstanding, December 31, 2000     11,223,903      0.11 - 31.13            3.83
       Granted                      2,872,750       0.85 - 4.78            1.46
       Terminated                  (2,075,421)     1.13 - 31.13            3.71
       Exercised                     (199,319)      1.17 - 3.81            1.63
                                 ------------

Outstanding, December 31, 2001     11,821,913   $  0.11 - 24.06  $         3.32
                                 ============   ===============  ==============

Exercisable, December 31, 1999      3,640,392   $   0.11 - 8.80  $         4.60
                                 ============   ===============  ==============
Exercisable, December 31, 2000      3,759,034   $  0.11 - 31.13  $         4.17
                                 ============   ===============  ==============
Exercisable, December 31, 2001      6,878,007   $  0.11 - 24.06  $         3.19
                                 ============   ===============  ==============

     The following table summarizes information about stock options (including convertible options from the elcom, inc. plan) outstanding as of December 31, 2001:

                                Options Outstanding                       Options Exercisable
                    ----------------------------------------------     ---------------------------
                                     Weighted           Weighted                       Weighted
                                      Average            Average                       Average
    Range of           Number        Remaining           Exercise        Number        Exercise
Exercise Prices     Outstanding   Contractual Life        Price        Exercisable      Price
-----------------   -----------   ----------------    ------------     -----------   ------------
$            0.11        76,169               1.15    $       0.11          76,169   $       0.11
             0.39        75,800               1.15            0.39          75,800           0.39
      0.85 - 1.23     2,605,160               9.02            1.06       1,976,010           1.12
      1.28 - 1.92     2,489,714               8.32            1.68       1,108,339           1.69
      1.95 - 2.76       126,800               6.62            2.46          18,575           2.27
      2.98 - 4.47     2,919,188               6.56            3.89       1,818,985           3.91
      4.50 - 6.75     3,067,942               7.40            5.15       1,477,592           5.27
      6.78 - 8.80       294,890               4.77            7.78         276,388           7.85
    12.63 - 15.63       140,250               8.02           13.13          46,249          12.97

    20.19 - 24.06        26,000               8.14           23.07           3,900          23.07
                    -----------                       ------------     -----------   ------------

                     11,821,913                       $       3.32       6,878,007   $       3.19
                    ===========                       ============     ===========   ============


     As of December 31, 2001, 14,100,759 shares of common stock have been reserved for issuance under the Company's stock option plans.

     Had compensation cost for awards under the Option Plans (including convertible shares from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company's net loss and per share amounts would have been as follows:

                             1999            2000            2001
                         ------------    ------------    ------------
                             (in thousands, except per share data)
Net loss:
    As reported          $    (42,538)   $    (19,754)   $    (19,879)
    Pro forma            $    (45,530)   $    (24,626)   $    (25,139)
Net loss per share:
    As reported -
    basic and
    diluted              $      (1.53)   $      (0.65)   $      (0.64)
    Pro forma -
    basic and
    diluted              $      (1.64)   $      (0.81)   $      (0.81)

     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                              1999            2000           2001
                          ------------    ------------   ------------
Volatility                     113.71%         115.14%        118.67%
Risk-free interest rate          6.77%           4.98%          4.49%
Expected life of options       6 years         5 years        5 years
Expected dividend yield             0%              0%             0%

     The weighted average fair value per share of options granted during 1999, 2000 and 2001 were $2.92, $3.06 and $1.19, respectively.

     The Company's wholly-owned technology subsidiary, elcom, inc. also maintains a stock option plan (the "elcom, inc. Plan") pursuant to which two million shares of its common stock are reserved for issuance. The elcom, inc. Plan has provisions similar to the Option Plans discussed above. During 2000, 1,740,363 stock options were granted and 31,750 stock options were terminated, leaving a balance of 1,708,613 outstanding at December 31, 2000. During 2001, 106,000 stock options were granted and 638,313 stock options were terminated, leaving a balance of 1,176,300 outstanding at December 31, 2001. All stock options were issued at $3.82 and none were exercisable as of December 31, 2001. In addition, for each elcom, inc. option granted, the optionee receives 0.65 of an option of the Company's common stock, all of which were included in the Company's SFAS 123 pro forma calculation. In the event the optionee exercises this Company stock option, the elcom, inc. stock options automatically terminate.

(d)  Warrants

     In June 1995, the Company issued warrants to purchase 750,000 shares of the Company's common stock at $4.75 per share in connection with the purchase of Lantec. As of December 31, 2001, 82,500 of these warrants are outstanding and exercisable. The warrants expire in June 2005.

     On July 19, 1999, the Company announced the engagement of Wit Soundview Group, Inc. ("Wit Soundview") as its investment bank and strategic advisor for the purpose of assisting the Company in evaluating strategic options for it and for elcom, inc. The Company issued warrants to Wit Soundview to purchase 353,418 shares of the Company's common stock at $28.71 for each common share. At December 31, 2001, all of these warrants are outstanding and exercisable. The warrants expire on December 30, 2002. The fair market value of the warrants at the date of the grant was $20.31 per share based on the volatility, risk-free rate and dividend yield noted above and an expected life of three years.

     On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with Cripple Creek Securities, an investor introduced to the Company by Wit Soundview. In September 2000, the Company sold 60,952 shares to Cripple Creek under the Equity Line for $320,000. The Company terminated the Equity Line on November 29, 2001. On December 3, 2001, the Company issued warrants to purchase 145,200 and 4,800 shares of Common Stock to Cripple Creek. The warrants are exercisable, have an exercise price of $1.81 and $6.30, respectively, and expire on December 2, 2006. The fair market value of the warrants at the date of the grant was $1.21 and $1.01 per share, respectively, based on the volatility, risk factor rate and dividend yield noted above, and an expected life of five years.

(e)  Open Market Stock Purchases

     On September 17, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to 800,000 shares in the aggregate of the Company's common stock. During 2001, the Company repurchased 121,100 shares of its common stock on the open market at a cost of $160,000. Thereafter, purchases may be made from time to time in the open market or in privately negotiated transactions based on then-existing market conditions. The common stock purchased will be used for employee stock option grants and other corporate purposes.

(8)  LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from three to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets under capital leases of $2,079,000 and $1,545,000 and related accumulated amortization of $660,000 and $732,000 as of December 31, 2000 and 2001, respectively. Amortization of leased assets is included in depreciation expense.

     The Company has entered into operating leases for office and warehouse space, software, computers, autos and other equipment. The period covered by the leases ranges from 6 months to twelve years. Certain leases for office and warehouse space require payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

          Future minimum rental payments as of December 31, 2001 are as follows:

                                                        Capital      Operating
Year Ending December 31, (in thousands)                  Leases       Leases
--------------------------------------------------    ----------    ----------
2002 .............................................    $      567    $    1,999
2003 .............................................           327         1,768
2004 .............................................            --         1,331
2005 .............................................            --         1,259
2006 .............................................            --         1,017
Thereafter .......................................            --         1,422
Total minimum lease payments .....................           894         8,796
    Less - Amounts representing interest .........           (81)           --
    Less - minimum sublease income ...............            --        (2,896)
                                                      ----------    ----------
    Present value of net minimum lease
      Payments ...................................    $      813    $    5,900
                                                                    ==========
    Current portion ..............................          (502)
                                                      ----------
Long term portion ................................    $      311
                                                      ==========

     Rent expense for operating leases for each year in the three-year period ended December 31, 2001 amounted to approximately $1.9 million, $1.6 million and $1.3 million, respectively.

     The Company has agreed to effectively sublease certain U.K. properties in conjunction with the sale of the U.K. IT Products remarketing business.

(b)  Employment Contracts

     The Company has employment contracts with certain key executives, which provide for annual salary, incentive payments, and severance arrangements.

(c)  Contingencies

     The Company is party to various litigation as both plaintiff and defendant in cases related to contractual issues, employment matters and issues arising out of the conduct of its business. The Company believes that, based on discussions with its counsel, the estimable range of loss, if any, is not material in relation to the consolidated financial statements.

(9)  DISCONTINUED OPERATIONS

     On December 31, 2001, the Company sold substantially all of the assets and liabilities of the Company's United Kingdom information technology remarketer business conducted by its subsidiary, Elcom Holdings Limited ("Holdings"), to AJJP Limited, a company organized under the laws of the U.K., pursuant to an agreement between Holdings, Elcom Information Technology Limited (a subsidiary of the Company) and AJJP Limited. AJJP Limited has been recently formed by certain members of the former management team of Holdings. Immediately upon completion of the sale, AJJP Limited changed its name to Elcom Information Technology Limited ("EIT") and the Company's subsidiaries changed their names.

     The assets acquired by EIT included current assets, fixed assets, rights under certain real property leases (which were assumed by EIT) and certain contractual rights (collectively, the "Assets") related to the resale of information technology products. EIT also assumed certain related liabilities of Holdings, including a bank loan, accounts payable, accrued liabilities, liabilities related to employee compensation and liabilities under assigned contracts (collectively with the Assets, the "Business"). In addition, EIT employed substantially all of the former employees of Holdings. The sale price for the Business consisted of the assumption of net liabilities of Holdings by EIT which, as of December 31, 2001, was approximately $3.0 million, plus a nominal payment to the Company, made on December 31, 2001, of approximately one dollar, as a result of which the Company recorded a pre-tax gain of $3.0 million. In addition, the Company may be entitled to further consideration based on EIT's performance in the first quarter of 2002, which, if targets are fully achieved, could result in additional consideration to the Company of approximately $550,000.

     In addition to the sale of the Business, elcom, inc., the Company's U.S. technology company, sold to EIT the U.K. versions of PECOS.web and StarbuyerGold software technology for use by EIT in the U.K. and Ireland in connection with the business. elcom, inc. also licensed certain proprietary software to EIT to enable EIT to utilize PECOS.web and StarbuyerGold. As a result of these transactions, EIT paid technology-related fees of approximately $2.9 million in the aggregate, which have been recorded as license sales in the fourth quarter of 2001. Other than as described above, and the arrangements described below between EIT and Elcom Systems Limited, there are no material ongoing relationships between the Company, EIT and Elcom Systems Limited.

     Elcom Systems Limited, an indirect U.K. subsidiary of the Company, will continue to operate the Company's U.K. technology business, primarily focusing on electronic procurement in the commercial and government sectors. As of the date of the sale, Elcom Systems Limited entered into a services agreement with EIT in order to utilize space in one of EIT's facilities, have access to EIT's IT network resources and outsource certain administrative functions to EIT.

     As previously discussed, the Company elected to early-adopt SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2001. The results of discontinued operations were as follows (in thousands):

                                                   1999       2000        2001
                                                ----------  ---------  ---------
Revenue                                         $   74,077  $  81,988  $  94,069
Net income (loss) from discontinued operations $ (12,471) $ 952 $ 1,942 Gain on disposal of discontinued operations,
  net of tax provision of $0.3 million          $       --  $      --  $   2,738

     The assets and liabilities identified as part of the disposition of the U.K. remarketer business were recorded as current assets of discontinued operations, non-current assets of discontinued operations, and current liabilities of discontinued operations; the cash flows of this business were reported as net cash provided by (used in) discontinued operations; and the results of operations of this business were reported as loss from discontinued operations, net of tax.

     Current assets of discontinued operations consisted of the following (in thousands):

                                                                December 31,
                                                                    2000
                                                                 ----------
     Cash and cash equivalents                                   $    9,063
     Accounts receivable                                             14,866
     Inventory                                                          716
     Prepaids and other current assets                                  459
                                                                 $   25,104
                                                                 ==========

     Non-current assets of discontinued operations consisted of the following (in thousands):

                                                                December 31,
                                                                    2000
                                                                 ----------
     Property, plant and equipment                               $    2,109
                                                                 ==========

     Current liabilities of discontinued operations consisted of the following (in thousands):

                                                                December 31,
                                                                    2000
                                                                 ----------
     Line of credit                                              $   11,100
     Accounts payable                                                17,263
     Accrued expenses and other current liabilities                   1,908
                                                                 ----------
                                                                 $   30,271
                                                                 ==========

(10) ASSET IMPAIRMENT, RESTRUCTURING AND OTHER RELATED CHARGES

     On July 31, 1999, the Company completed the sale of the substantial majority of its U.K. remarketer group operations, which included its U.K. field-based sales operation, its professional services organization, its distribution business, and specified inventory and fixed assets. The disposed businesses accounted for approximately 75% of the Company's U.K. revenues and 67% of its U.K. operating income in the seven-month period ended July 31, 1999 (excluding the asset impairment charge described below). The Company recorded net sales related to its U.K. operations of $82 million in 2000 and $193 million in 1999. The Company retained its U.K. telemarketing group, which evolved towards a business-to-business Internet-based storefront business, similar to Starbuyer.com, the U.S.- based Internet business-to-business IT products storefront owned and operated by elcom, inc., the Company's wholly-owned eBusiness subsidiary in the U.S. The Company sold this U.K. business on December 31, 2001. See Note 9.

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

     The results of operations, cash flows, the asset impairment, restructuring and other charges related to the U.K. remarketer group sold in 1999 were included in continuing operations.

     Components of the restructuring charges recorded in 1999 and adjustments to the charges were as follows (in thousands):

                              Balance      Amount                  Balance
                              December    Incurred   Adjustments   December
                              31, 1998      1999      to Charge    31, 1999
                             ----------  ----------  -----------  ----------
     Elcom Services Group
     Severance               $      720  $      557  $       163  $       --
     Goodwill                        --          --           --          --
     Other                          477         456           21          --
                             ----------  ----------  -----------  ----------
         Total               $    1,197  $    1,013  $       184  $       --
                             ==========  ==========  ===========  ==========

     elcom, inc
     Severance               $      764  $      764  $        --  $       --
     Intangible assets               --          --           --          --
     Other                          566         518           48          --
                             ----------  ----------  -----------  ----------
         Total               $    1,330  $    1,282  $        48  $       --
                             ----------  ----------  -----------  ----------
       Total                 $    2,527  $    2,295  $       232  $       --
                             ==========  ==========  ===========  ==========

        The excess accrual was reversed to the restructuring and other related charges line on the statement of operations in 1999.

        In 2001, the Company recorded asset impairment charges of $1.8 million. $1.6 million of this charge was related to the impairment of software acquired to augment the Company's PECOS technology and software acquired to be used for the IT Product business.

(11) BUSINESS SEGMENT INFORMATION

     The Company's operations are classified into two reportable business segments: elcom, inc., the Company's eBusiness technology subsidiary that develops and licenses remotely-hosted, self-service, Internet and intranet-based purchasing systems, and Elcom Services Group, which markets and sells IT and related products to commercial clients. The accounting policies for the segments are consistent with those described in the summary of significant accounting policies. The Company's management evaluates segment performance based on net sales and gross profit.

On October 1, 1999, the ownership of the U.K. operations were transferred from Elcom Services Group ("ESG") to elcom, inc. On October 1, 2001, all business related product customers in elcom, inc. were transitioned to ESG. In accordance with SFAS 131, prior year amounts have been restated to conform to current year presentation. Discontinued operations was previously reported in the elcom, inc. and U.K. segments. Segment results for 1999, 2000 and 2001 were as follows (in thousands):

                                        1999         2000         2001
                                     ----------   ----------   ---------
Net Sales
     Elcom Services Group            $  410,886   $  234,885   $  57,944
     elcom, inc                             865        1,112       4,277
     elcom, inc. intercompany sales          14           --          --
     Elimination                            (14)          --          --
     Continuing operations              411,751      235,997      62,221
     Discontinued operations             74,077       81,988      94,069
                                     ----------   ----------   ---------
                                     $  485,828   $  317,985   $ 156,290
                                     ==========   ==========   =========

Gross Profit
    Elcom Services Group             $   34,531  $    20,931  $   12,027
    elcom, inc.                             865        1,100       3,063
    elcom, inc. intercompany sales           10           --          --
    Elimination                             (10)          --          --
    Continuing operations                35,396       22,031      15,090
    Discontinued operations               8,005        9,043      11,191
                                     ----------   ----------   ---------
                                     $   43,401   $   31,074   $  26,281
                                     ==========   ==========   =========

Identifiable Assets
     Elcom Services Group            $   21,332   $    9,532   $   4,219
     elcom, inc                          25,527       34,811       9,476
     Corporate                           31,027       23,648       7,857
     Discontinued operations             20,153       27,213          --
                                     ----------   ----------   ---------
                                     $   98,039   $   95,204   $  21,552
                                     ==========   ==========   =========

     Substantially all net sales and gross profit are related to the remarketing of personal computer products and related services.

     The Company operates both in the U.S. and U.K. and geographic information was as follows (in thousands):

                                        1999         2000         2001
                                     ----------   ----------   ---------
Net Sales
    U.S.                             $  292,507   $  235,900   $  62,070
    U.K.                                119,244           97         151
    Continuing operations               411,751      235,997      62,221
    Discontinued operations              74,077       81,988      94,069
                                     ----------   ----------   ---------
                                     $  485,828   $  317,985   $ 156,290
                                     ==========   ==========   =========

Gross Profit
    U.S                              $   25,496   $   21,969   $  14,950
    U.K                                   9,900           62         140
    Continuing operations                35,396       22,031      15,090
    Discontinued operations               8,005        9,043      11,191
                                     ----------   ----------   ---------
                                     $   43,401   $   31,074   $  26,281
                                     ==========   ==========   =========

Identifiable Assets
    U.S.                             $   77,651  $    67,698   $  21,281
    U.K.                                    235          293         271
    Discontinued operations              20,153       27,213          --
                                     ----------   ----------   ---------
                                     $   98,039   $   95,204   $  21,552
                                     ==========   ==========   =========

     For 1999 the Company did not have any client accounts that represented more than 10% of net sales. During 2000 and 2001, the Company had one client that accounted for approximately 15% and 10%, respectively, of net sales.

(12) INCOME TAXES

The expense (benefit) for income taxes consisted of (in thousands):

                                        1999         2000         2001
                                     ----------   ----------   ---------
Continuing operations
    Current tax expense
        United States federal        $       25   $       --   $      --
        State                               742         (642)         --
        Foreign                          (1,732)          --          --
                                     ----------   ----------   ---------
            Total current tax
                expense (benefit)          (965)        (642)         --
                                     ----------   ----------   ---------

    Deferred tax expense (benefit)           --           --          --
                                     ----------   ----------   ---------
        Total tax expense (benefit)
            from continuing
                operations           $     (965)  $     (642)  $      --
                                     ==========   ==========   =========

Discontinued operations              $      642   $     (144)  $     300
                                     ==========   ==========   =========

     The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement purposes on continuing operations:

                                        1999         2000         2001
                                     ----------   ----------   ---------

Statutory tax rate                        34.0%        34.0%       34.0%
State taxes, net of United States
    federal tax benefit                   (1.6)         2.0          --
Foreign taxes (benefit)                    5.6           --          --
Valuation reserve provided against
    utilization of net operating
        loss carryforwards               (22.2)       (27.9)      (11.9)
Non deductible goodwill and other        (12.7)        (5.1)      (22.1)
                                     ----------   ----------   ---------
                                           3.1%         3.0%          --
                                     ==========   ==========   =========

     Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

                                        1999         2000         2001
                                     ----------   ----------   ---------
Deferred tax assets:
    Nondeductible reserves           $       --   $      272   $     374
    Capitalized inventory costs              24           13          --
    Accrued expenses                        297          232         198
    Other temporary differences             397        1,126         205
    Depreciation                          2,362        4,356       5,806
    Foreign net operating loss
        carryforwards                     1,871          942       3,469
    Net federal and state operating
        loss carryforwards               20,399       36,585      45,199
                                     ----------   ----------   ---------
                                         25,350       43,526      55,251
                                     ----------   ----------   ---------

Deferred tax liabilities:
    Other intangible assets                (791)      (1,871)     (2,796)
    Catalog costs                          (184)          --          --
    Other temporary differences            (337)          --          --
                                     ----------   ----------   ---------
                                         (1,312)      (1,871)     (2,796)
Valuation allowance                     (24,038)     (41,655)    (52,455)
                                     ----------   ----------   ---------
Net deferred tax liabilities         $       --   $       --   $      --
                                     ==========   ==========   =========

     At December 31, 2001, the Company had U.S. federal net operating loss carryforwards of approximately $102.4 million, which are available to offset future Federal taxable income. These losses expire during the years 2010 through 2021.

     Section 382 of the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of the net operating losses and certain other tax attributes, such as tax credits, to an annual limitation in the event of an ownership change. An ownership change under Sec 382 generally occurs when the ownership percentage of 5-percent shareholders, in aggregate, change by more than 50 percentage points over a three-year period. Some of the Company's net operating losses and tax credits are subject to limitations under Section 382.

     The Company's ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

     At  December  31,  2001,   the  Company  had  state  net   operating   loss
carryforwards of approximately $109.4 million, which are available to offset future state taxable income. These losses expire during the years 2002 through 2021.

     At December 31, 2001, the Company had foreign net operating loss carryforwards of approximately $3.5 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

     The valuation allowance increased by $17.6 million and $10.8 million during the years ended December 31, 2000 and 2001, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 2001 will not be realized in the future. The valuation allowance as of December 31, 2001 includes a tax effect of approximately $12.5 million attributable to deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid in capital when realized or recognized.

(13) RELATED PARTY TRANSACTIONS

     On September 30, 1997, the Company sold options to acquire an equity ownership interest in ShopLink.com, inc. The Company received $418,000 in payment for the options, which could have been exercised through March 31, 1999, and was recorded as other income. ShopLink.com, Inc. ceased operations in late 2000.

(14) NET INCOME (LOSS) PER SHARE

     Basic and diluted net income (loss) per share were calculated as follows (in thousands, except per share data):

                                        1999         2000         2001
                                     ----------   ----------   ---------

Net loss from continuing operations  $  (30,067)  $  (20,706)  $ (24,559)
                                     ==========   ==========   =========
Weighted average shares outstanding      27,846       30,487      30,912
                                     ==========   ==========   =========
Net loss per share from continuing
  operations                         $    (1.08)  $    (0.68)  $   (0.79)
                                     ==========   ==========   =========

     Diluted net loss per share in 1999, 2000 and 2001 does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in 1999, 2000, and 2001, the following are the number of potentially dilutive securities:

                                       Potentially Dilutive Securities
                                       -------------------------------
                             Number                         Range
                          Of Dilutive                    Of Exercise
Year ending December 31,   Securities     Number            Price
------------------------  -----------  -----------  ------------------
       1999                 2,788,000    1,780,000  $     5.56 - 31.13
       2000                 4,945,000      602,000  $    10.81 - 31.13
       2001                 1,289,000    7,675,000  $     1.95 - 24.06

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

     Certain amounts from prior quarters have been reclassified (in thousands, except per share data):

                                                       First      Second      Third      Fourth
                                                      Quarter     Quarter    Quarter     Quarter      Year
                                                     ---------   ---------   ---------   ---------   ---------
Year Ended December 31, 2000
Net sales                                            $  63,285   $  65,922   $  54,660   $  52,130   $ 235,997
Gross profit                                         $   4,438   $   5,730   $   5,517   $   6,346   $  22,031
Operating income (loss)                              $  (7,652)  $  (4,598)  $  (5,792)  $  (4,341)  $ (22,383)
Net income (loss) from continuing
  operations                                         $  (7,486)  $  (4,385)  $  (4,514)  $  (4,321)  $ (20,706)
Net income (loss) from discontinued
  operations, net of tax                             $      81   $      58   $     721   $     254   $     952
Net income (loss) from total operations              $  (7,567)  $  (4,327)  $  (3,793)  $  (4,067)  $ (19,754)

Basic and diluted net income (loss) per share data:
Loss from continuing operations                      $   (0.25)  $   (0.14)  $   (0.15)  $   (0.14)  $   (0.68)
Net income from discontinued
  operations                                              0.00        0.00        0.02        0.01        0.03
                                                     ---------   ---------   ---------   ---------   ---------
Basic and diluted net loss per share                 $   (0.25)  $   (0.14)  $   (0.12)  $   (0.13)  $   (0.65)

Basic and diluted weighted average
  shares outstanding                                    29,711      30,707      30,727      30,797      30,487
                                                     =========   =========   =========   =========   =========

Year Ended December 31, 2001
Net sales                                            $   36,374  $  11,921   $   5,479   $   8,447   $  62,221
Gross profit                                         $    3,957  $   3,532   $   2,714   $   4,887   $  15,090
Operating income (loss)                              $   (7,742) $  (6,572)  $  (7,195)  $  (2,899)  $ (24,408)
Net income (loss) from continuing
  operations                                         $   (7,715) $  (6,621)  $  (7,208)  $  (3,015)  $ (24,559)
Net income (loss) from discontinued
  operations                                         $      888  $     688   $     462   $     (96)  $   1,942
Gain on disposal of discontinued
  operations                                         $       --  $      --   $      --   $   2,738   $   2,738
Net income (loss) from total operations              $   (6,827) $  (5,933)  $  (6,746)  $    (373)  $ (19,879)

Basic and diluted net income (loss) per share data:
Loss from continuing operations                      $   (0.25)  $   (0.21)  $   (0.23)  $   (0.10)  $   (0.79)
Income from discontinued operations,
  net of tax                                              0.03        0.02        0.01        0.00        0.06
Income from disposal of discontinued
  operations, net of tax                                  0.00        0.00        0.00        0.09        0.09
                                                     ---------   ---------   ---------   ---------   ---------

Basic and diluted net loss per share                 $   (0.22)  $   (0.19)  $   (0.22)  $   (0.01)  $   (0.64)
                                                     =========   =========   =========   =========   =========

Basic and diluted weighted average
  shares outstanding                                    31,214      30,935      30,967      30,874      30,912
                                                     =========   =========   =========   =========   =========


(16) SUBSEQENT EVENT

     On March 29, 2002, the Company sold certain assets that were used in the Company's U.S. IT Products and services activities to ePlus for $2.15 million of cash. The principal assets sold were customer lists, customer contacts and certain fixed assets, including software. In addition, ePlus acquired a perpetual license for certain of the Company's software and assumed one of the Company's property leases. The Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 27, 2009.