Form 10-Q
period 2002-03-31
ELCOM INTERNATIONAL INC
filed 2002-05-15
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                 For the Quarterly Period Ended March 31, 2002

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

        The registrant had 30,902,000 shares of common stock, $.01 par value, outstanding as of April 30, 2002.

                                     INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.    Financial Statements

                Consolidated  Balance  Sheets as of December 31, 2001
                (audited) and March 31, 2002 (unaudited) .....................2

                Consolidated  Statements of Operations  and Other
                Comprehensive Income  (Loss) - Three  Month  Periods  Ended
                March 31, 2001 and 2002 (unaudited) ..........................3

                Consolidated  Statements  of Cash  Flows - Three  Month
                Periods Ended March 31, 2001 and 2002 (unaudited) ............4

                Notes to Consolidated Financial Statements (unaudited) .......5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations   ...........................................8

Item 3.    Quantitative and Qualitative Disclosures about Market Risk .......13


                          Part II - OTHER INFORMATION

Item 1. None.

Item 2. Recent Sales of Unregistered Securities .............................13

Item 3. None.

Item 4. None.

Item 5. None.

Item 6. Exhibits and Reports on Form 8-K ....................................13

Signature ...................................................................15

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                      December 31,  March 31,
                                                          2001        2002
                                                       ---------    ---------
                      ASSETS                           (audited)   (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents (including
        restricted cash of $125 at December 31,
        2001 and March 31, 2002)                       $  10,813    $   7,199
                                                       ---------    ---------
    Accounts receivable:
            Trade                                            440        1,543
            Other                                             60           94
                                                       ---------    ---------
                                                             500        1,637
            Less-Allowance for doubtful accounts              10           10
                                                       ---------    ---------
                    Accounts receivable, net                 490        1,627
    Prepaids and other current assets                        303          443
Current assets of discontinued operations                  3,509        3,452
                                                       ---------    ---------
            Total current assets                          15,115       12,721
                                                       ---------    ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
    Computer hardware and software                        23,671       22,813
    Land, buildings and leasehold improvements             1,425        1,425
    Furniture, fixtures and equipment                      3,784        3,630
                                                       ---------    ---------
                                                          28,880       27,868
    Less -- Accumulated depreciation and amortization     23,129       23,987
                                                       ---------    ---------
                                                           5,751        3,881
OTHER ASSETS                                                  88           90
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                598          117
                                                       ---------    ---------
                                                       $  21,552    $  16,809
                                                       =========    =========


          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                   $   1,483    $     561
    Accrued expenses and other current liabilities         4,578        5,636
    Current portion of capital lease obligations             451          423
    Current liabilities of discontinued operations         3,495        3,678
                                                       ---------    ---------
            Total current liabilities                     10,007       10,298
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION            274          188
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS            37           --
                                                       ---------    ---------
            Total liabilities                             10,318       10,486
                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; Authorized --
            10,000,000 shares -- Issued and
            outstanding - none                                --           --
    Common stock, $.01 par value; Authorized --
            100,000,000 shares -- issued --
            31,406,796 and 31,432,546 shares                 314          314
    Additional paid-in capital                           114,514      114,817
    Accumulated earnings (deficit)                       (98,363)    (103,277)
    Treasury stock, at cost -- 530,709 shares             (4,712)      (4,712)
    Accumulated other comprehensive income (loss)           (519)        (819)
                                                       ---------    ---------
            Total stockholders' equity                    11,234        6,323
                                                       ---------    ---------
                                                       $  21,552    $  16,809
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)


                                                        Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          2001        2002
                                                       ---------    ---------

Net sales                                              $     284    $     599
Cost of sales                                                 14           93
                                                       ---------    ---------
Gross profit                                                 270          506

Operating Expenses:
        Selling, general and administrative                7,513        3,961
        Research and development                             132          375
        Asset impairment charges                             664          338
                                                       ---------    ---------
Total operating expenses                                   8,309        4,674
                                                       ---------    ---------
Operating profit (loss)                                   (8,039)      (4,168)
                                                       ---------    ---------

Interest expense                                             (34)         (22)
Interest income and other, net                               175           16
                                                       ---------    ---------
Net income (loss) from continuing operations              (7,898)      (4,174)
                                                       ---------    ---------

Discontinued operations:
        Net income (loss) from discontinued
            operations, net of tax, U.K                      888           --
        Net income (loss) from discontinued
            operations, net of tax, U.S.                     183       (1,420)
        Gain on disposal of discontinued
            operations, net of tax, U.S.                      --          680
                                                       ---------    ---------

Net income (loss)                                         (6,827)      (4,914)
Foreign currency translation adjustment,
    net of tax:                                              182         (300)
                                                       ---------    ---------

Other comprehensive income (loss)                      $  (6,645)   $  (5,214)
                                                       =========    =========

Basic and diluted net income (loss) per share data:
        Continuing operations                          $   (0.25)   $   (0.14)
        Discontinued operations, U.K                        0.02           --
        Discontinued operations, U.S.                       0.01        (0.04)
        Disposal of discontinued operations                   --         0.02
                                                       ---------    ---------
                Basic and diluted net loss per share   $   (0.22)   $   (0.16)
                                                       =========    =========

Weighted average number of basic and diluted shares
    outstanding                                           30,871       30,898
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)






                                                        Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          2001        2002
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                  $  (7,898)   $  (4,174)
    Adjustments to reconcile net loss to net cash
    used in operating activities --
      Depreciation and amortization                        1,278          883
      Asset impairment charge                                664          338
      Changes in current assets and liabilities:
      Accounts receivable                                    (73)      (1,137)
      Prepaids and other current assets                      (99)        (145)
      Accounts payable                                       451         (922)
      Accrued expenses and other current liabilities        (243)       1,059
                                                       ---------    ---------
        Net cash used in continuing operations            (5,920)      (4,098)
                                                       ---------    ---------
        Net cash provided by discontinued
          operations, U.K                                  1,282           --
                                                       ---------    ---------
        Net cash provided by (used in) discontinued
          operations, U.S.                                 9,108         (559)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software              (443)          --
                                                       ---------    ---------
        Net cash used in investing activities               (443)          --
                                                       ---------    ---------
        Net cash provided by discontinued
          operations, U.K                                    513           --
                                                       ---------    ---------
        Net cash provided by (used in) discontinued
          operations, U.S.                                   (54)       1,448
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations and debt           (322)        (142)
  Exercise of common stock options                           177           --
                                                       ---------    ---------
        Net cash used in financing activities               (145)        (142)
                                                       ---------    ---------
        Net cash provided by discontinued
          operations, U.K                                  1,380           --
                                                       ---------    ---------
        Net cash used in discontinued
          operations, U.S.                                (9,446)          --
                                                       ---------    ---------

FOREIGN EXCHANGE EFFECT ON CASH                             (500)        (263)
                                                       ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (4,225)      (3,614)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            32,313       10,813
                                                       ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  28,088    $   7,199
                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $     292    $      21
                                                       =========    =========

  Income taxes paid                                    $      82    $      15
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Basis of Presentation

    The  consolidated   financial  statements  include  the  accounts  of  Elcom
International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). As discussed further in Note 4, on December 31, 2001, the Company sold substantially all of the assets and liabilities of its United Kingdom ("U.K.") information technology remarketer business. In addition, on March 29, 2002, the Company sold certain assets and liabilities of its United States ("U.S.") information technology remarketer business. The results of operations for those businesses have been presented under the financial reporting requirements for discontinued operations for all periods presented.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2002. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

2.  Net Loss Per Share

    Net loss per share is based on the weighted average number of shares of common and common equivalent stock outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all potential shares of common stock outstanding during the period. In 2001 and 2002, diluted EPS is the same as basic EPS because the Company reported a net loss, in which case the impact of including potential common stock is anti-dilutive and, thus, are not included in the determination of per share calculations.

    Basic and diluted net loss per share from continuing operations were calculated as follows (in thousands, except per share amounts):


                                                    Quarter Ended March 31,
     Basic and Diluted                                  2001        2002
     -------------------------------------------    ----------   ----------
     Net loss from continuing operations            $   (7,898)  $   (4,174)
                                                    ==========   ==========
     Weighted average shares outstanding                30,871       30,898
                                                    ==========   ==========
     Basic and diluted net loss per share from
       continuing operations                        $    (0.25)  $    (0.14)
                                                    ==========   ==========

    Based on the average market price of the Company's common stock in the three-month period ended March 31, 2001, a net total of 1,878,212 shares covered by options, if exercised, would have been dilutive, and 17,042,925 shares covered by options and warrants with per share exercise prices ranging from $2.98 to $31.13 would have been anti-dilutive. Based on the average market price of the Company's common stock in the three-month period ended March 31, 2002, a net total of 451,334 shares covered by options would have been dilutive, and 9,316,955 shares covered by options and warrants with per share exercise prices ranging from $1.28 to $28.71 would have been anti-dilutive.

3.  Business Segment Information

    The Company's continuing operation is classified as a single business segment, specifically the development and sale of automated procurement ("eProcurement") and electronic marketplace ("eMarketplace") Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. computer-oriented information technology products ("IT Products") business and the U.S. IT Products and services business, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represents all of the IT Products and services business for all periods presented. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended March 31, 2001 and 2002, was as follows (in thousands):

                                                         Quarter ended
                                                             March 31,
                                                       --------------------
                                                         2001        2002
                                                       --------    --------
Net sales from continuing operations
        U.S                                            $    268    $    285
        U.K                                                  16         314
                                                       --------    --------
                                                            284         599
Net sales from discontinued operations
        U.S                                              36,090       4,842
        U.K                                              27,843          --
                                                       --------    --------
                                                         63,933       4,842
                                                       --------    --------
        Net sales                                      $ 64,217    $  5,441
                                                       ========    ========

Operating profit (loss) from continuing operations
        U.S                                            $ (7,423)   $ (3,653)
        U.K                                                (616)       (515)
                                                       --------    --------
                                                         (8,039)     (4,168)
Operating profit (loss) from discontinued operations
        U.S                                                 296      (1,403)
        U.K                                                 961          --
                                                       --------    --------
                                                          1,257      (1,403)
                                                       --------    --------
        Operating loss                                 $ (6,782)   $ (5,571)
                                                       ========    ========


                                                     December 31,  March 31,
                                                         2001        2002
                                                       --------    --------
Identifiable assets from continuing operations
        U.S                                            $ 17,173    $ 11,682
        U.K                                                 272       1,558
                                                       --------    --------
                                                         17,445      13,240
Identifiable assets from discontinued operations
        U.S                                               4,107       3,569
        U.K                                                  --          --
                                                       --------    --------
                                                          4,107       3,569
                                                       --------    --------
        Identifiable assets                            $ 21,552    $ 16,809
                                                       ========    ========

4.  Discontinued Operations

    On December 31, 2001, the Company sold substantially all of the assets and liabilities of its U.K. IT Products remarketer business conducted by its subsidiary, Elcom Holdings Limited to AJJP Limited, a company that was created by certain members of the former management team of Elcom Holdings Limited. Immediately upon completion of the sale, AJJP Limited changed its name to Elcom Information Technology Limited ("EIT"). The assets acquired by EIT included current assets, fixed assets, rights under certain real property leases (which were assumed by EIT) and certain contractual rights related to the resale of IT Products. EIT also assumed certain related liabilities of Elcom Holdings
Limited, including a bank loan, accounts payable, accrued liabilities, liabilities related to employee compensation and liabilities under assigned contracts. In addition, EIT employed substantially all of the former employees of Elcom Holdings Limited. The sale price for the transaction consisted of the assumption of net liabilities of Elcom Holdings Limited by EIT which, as of December 31, 2001, was approximately $2.7 million, plus a nominal payment to the Company, as a result of which the Company recorded a pre-tax gain of $2.7 million in its fiscal 2001 consolidated financial statements.

    On March 29, 2002, the Company sold certain of the assets and liabilities of its U.S. IT Products and associated services business conducted by its subsidiary, Elcom Services Group, Inc. ("Elcom Services Group"), to ePlus Technology, Inc., ("ePlus"). The assets acquired by ePlus included the Company's customer lists and certain contractual rights related to the resale of IT Products and services, certain fixed assets and rights under the Company's real property lease in California (which will be assigned to ePlus). ePlus also assumed certain related liabilities of the Company, including liabilities related to employee compensation and liabilities under assigned contracts. In addition, ePlus acquired certain of the Company's software and a perpetual license for certain of the Company's other software, all of which had been used in the IT Products and services business. Under the terms of the sale, ePlus employed the majority of the former employees of Elcom Services Group. The sale price for the transaction consisted of cash consideration of $2.15 million, of which approximately $0.7 million is held in escrow. The Company expects the majority of the amount held in escrow to be released to the Company during the second and third quarters of 2002. The escrow will be released when the Company satisfies certain liabilities, mostly related to employee commissions, severance and accrued vacation, which the Company anticipates will be settled within six months of the sale. As part of the sale transaction, the Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 27, 2009.

    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and balance sheet information have been prepared under the financial reporting requirements for discontinued operations, pursuant to which, all historical results of the IT Products and services business are included in the results of discontinued operations rather than the results of continuing operations for all periods presented. The results of discontinued operations for the three-month periods ended March 31, 2001 and 2002 were as follows (in thousands):

                                                    Quarter ended
                                                       March 31,
                                                 --------------------
                                                   2001        2002
                                                 --------    --------
Net sales from discontinued operations
        U.S                                      $ 36,090    $  4,842
        U.K                                        27,843          --
                                                 --------    --------
                                                 $ 63,933    $  4,842
                                                 ========    ========

Gross profit from discontinued operations
        U.S                                      $  3,687    $  1,678
        U.K                                         3,219          --
                                                 --------    --------
                                                 $  6,906    $  1,678
                                                 ========    ========

Net income (loss) from discontinued operations
        U.S                                      $    183    $ (1,420)
        U.K                                           888          --
                                                 --------    --------
                                                 $  1,071    $ (1,420)
                                                 ========    ========

Gain on disposal of U.S. discontinued
        operations                               $     --    $    680
                                                 ========    ========

    As of December 31, 2001, the assets and liabilities identified as part of the disposition of the U.S. IT Products and services business were recorded as current assets of discontinued operations, non-current assets of discontinued operations, and current liabilities of discontinued operations; the cash flows of this business were reported as net cash provided by (used in) discontinued operations; and the results of operations of this business were reported as income (loss) from discontinued operations, net of tax. There were no assets or liabilities related to the discontinued operations of the U.K. IT Products business since this disposition had occurred on December 31, 2001.

    Current assets of U.S. discontinued operations consisted of the following (in thousands):

                                            December 31,     March 31,
                                                2001           2002
                                              --------       --------
Accounts receivable                           $  3,350       $  3,281
Inventory                                            3             --
Prepaids and other current assets                  156            171
                                              --------       --------
                                              $  3,509       $  3,452
                                              ========       ========

    Non-current  assets  of  U.S.  discontinued   operations  consisted  of  the
following (in thousands):

                                            December 31,     March 31,
                                                2001           2002
                                              --------       --------
Property, plant and equipment                 $    477       $     --
Other non-current assets                           121            117
                                              --------       --------
                                              $    598       $    117
                                              ========       ========

    Current liabilities of U.S. discontinued operations consisted of the following (in thousands):

                                            December 31,     March 31,
                                                2001           2002
                                              --------       --------
Accounts payable                              $  1,890       $  1,836
Accrued expenses and other current
  liabilities                                    1,605          1,842
                                              --------       --------
                                              $  3,495       $  3,678
                                              ========       ========

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    As discussed further herein, on March 29, 2002, the Company divested itself of its U.S. IT Products and services business and on December 31, 2001, divested itself of its U.K. IT Products business. The divestiture of these businesses will allow the Company to complete its transition to being a leading provider of remotely-hosted, eProcurement and eMarketplace Internet-based software solutions, which automate many supply chain and financial settlement functions associated with procurement (collectively the "Technology Business"). As a result of these divestitures, commencing with the second quarter of 2002, the Company will not record any revenues arising from the sale of IT Products and associated services. From the second quarter of 2002, the Company's sole source of revenue will be from the licensing of eProcurement and eMarketplace solutions and associated professional services. As provided by applicable accounting conventions, the U.S. IT Products and services business and the U.K. IT Products business are presented as discontinued operations.

    As it relates to the Company's principal business going forward, the Company develops and licenses remotely-hosted, self-service eProcurement and eMarketplace, Internet and intranet-based purchasing systems which automate many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core eProcurement Marketplace solutions with other licensed supply chain-oriented systems to enable the conduct of interactive procurement and financial settlement supply chain solutions for businesses. The Company has already licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or ("eNegotiation") functions and represents and markets an asset management system from a third party company. Since its inception in 1992, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology options (which automate many supply chain and financial settlement functions associated with procurement). The Company's PECOS(TM) technology can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. The automated purchasing and marketplace systems the Company offers for licensing include:

    PECOS Internet Procurement Manager ("PECOS.ipm") PECOS.ipm is based on nine years of eCommerce technology development and, as an Internet-based system, has been in development for approximately four years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. Because it has invoicing and receiving functionality and has automated financial settlement functions (including robust support for procurement card technology), PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning ("ERP") system in place, thereby enabling easier implementation for clients. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. In October 2001, the Company announced version 8.0 of its next generation PECOS(TM) technology. This version of PECOS(TM) is designed to offer a single solution which includes robust eProcurement functionality, including "buy-side", which is the capability of a client to order products from its supplier, ePurchasing functionality, including "sell-side", which is the capability of a client to have its customers make purchases electronically, and private eMarketplace functionality, including "eMarketplace", which is the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers. In addition, version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities as well as dynamic documents, eForms and improved organizational data security. Version 8.5 was introduced in April 2002 and includes robust support for procurement card technology and automated financial settlement.

    PECOS Internet Commerce Manager ("PECOS.icm") is the Company's eDistribution configuration version of PECOS(TM) that automates the online selling process from product information through financial settlement. PECOS.icm supports the sales of virtually any type of product or services, includes functionality such as electronic catalogs, shopping cart and shopping cart transfer, access to real time price and availability, product configuration and credit card processing. PECOS.icm also supports a virtual sourcing engine that enables the online purchase and/or sale of commodity products, such as IT Products, without the need to maintain inventory.

    In July 2001, the Company announced the availability of an optional dynamic trading system licensed from a third party, which includes request for proposal, private reverse auctioning and other features. The Company has also recently announced the availability of an asset management system and is in discussions with several other software firms to offer their systems. This addition will allow the Company to offer a suite of supply chain modules to augment its core eProcurement and eMarketplace functionality. Further, in conjunction with the Commonwealth British Council (U.K.), the Company is in the process of developing eMarketplace World Network(TM), a global eMarketplace hub, which is designed to interconnect with world-wide eMarketplaces comprised of vertical and geographic trading communities within an industry, allowing eMarketplaces to connect their trading communities so that buyers can easily review participating eMarketplaces and trade with the suppliers participating in those eMarketplaces.

Divested IT Products and Services Business

    Prior to the divestiture of the IT Products and services business in the U.S. on March 29, 2002 and the IT Products business in the U.K. on December 31, 2001, the Company had historically marketed 130,000 IT Products manufactured by leading manufacturers such as Compaq, IBM, Toshiba and Hewlett-Packard to commercial, educational and government accounts. Throughout 2001, the overall decline in economic activity, as well as capital and discretionary spending by the Company's customer base, significantly decreased. Demand for IT Products was further impacted in part due to the events of September 11th and their aftermath. Even though the demand for IT Products was weak throughout 2001, the Company demonstrated success in acquiring incremental customers from the middle of 2001 by offering PECOS.icm to new customers at no charge, in return for a portion of their IT Products spending, which generated transaction-oriented fees for the Company as a sales agent of Tech Data. However, the decline in demand from existing IT Products customers and the uncertainty surrounding the overall economy caused the Company to carefully review its business operations in order to reduce operational and financial risks and properly align the Company's operations with the economic environment. The Company decided to exit the IT Products and services business to reduce costs and allow the Company to focus exclusively on its core eProcurement Marketplace technology.

Critical Accounting Policies and Estimates

    The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes, impairment of long-lived assets, and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i) The Company maintains allowances for doubtful accounts for estimated losses resulting from customers that fail to make required payments; however, additional allowances may be required. In analyzing the adequacy of the allowance, the Company considers past experiences with the customers and related payment history, the viability of the customers' financial condition, and overall historical loss experience. At a minimum, the Company maintains an allowance for accounts greater than 90 days past due and an estimate for all other accounts based on the results of the assumptions previously mentioned.

(ii)The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that losses will continue during 2002, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

(iii) The Company records impairment losses on long-lived assets to be held and used or to be disposed of other than by sale when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent the best estimate based on industry trends and reference to market rates and transactions.

(iv)Material differences may result in the amount and timing of revenue for any period if the Company's management made different judgments or utilized different estimates. Revenues from sales of software are recognized in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition," as amended and interpreted. The Company recognizes revenue from the sale of software products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured.

Results of Operations

Quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

    The results of operations for the divested U.K. IT Products remarketing business and the U.S. IT Products and services business have been presented as discontinued operations for all periods presented.

    Net Sales. Net sales for the quarter ended March 31, 2002 increased to $599,000 from $284,000 in the same period of 2001, an increase of $315,000, or 111%. In the 2002 first quarter, the Company invoiced approximately $1.8 million in license fees related to the PECOS Internet Procurement Manager system licensed to the government of Scotland ("Government of Scotland License"). In accordance with applicable accounting rules governing revenue recognition of software licenses, the Company only recognized $222,000 million of the $1.8 million Government of Scotland License fee in the first quarter of 2002. The
Company expects to recognize the remainder of this license fee throughout the 2002 fiscal year.

    Gross Profit. Gross profit for the quarter ended March 31, 2002 increased to $506,000 from $270,000 in the comparable 2001 quarterly period, an increase of $236,000 or 87% directly as a result of the increase in technology-related sales in the 2002 quarter.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2002 decreased to $3,961,000 from $7,513,000 in the 2001 quarter, a decrease of $3,552,000, or
47%. Throughout 2001, the Company had implemented cost containment measures designed to align its SG&A costs with lower than anticipated license revenues resulting from the weak economy. Those measures included personnel reductions throughout most functional and corporate areas but specifically excluded the software development group, which is responsible for development of the Company's technology. In total, the number of personnel included in continuing operations was reduced by 76 when comparing aggregate personnel numbers at March 31, 2002 to March 31, 2001. That reduction in personnel resulted in a decrease in compensation expense in the first quarter of 2002 of approximately $1,300,000 when compared to the first quarter of 2001. In addition, the Company reduced its expenditures related to facilities and telecommunication costs by approximately $400,000 and marketing expenditures by approximately $400,000 in the first quarter of 2002 compared to the first quarter of 2001. Included in the first quarter of 2002 were compensation costs of $672,000 related to personnel whose positions were eliminated in April 2002. Accordingly, the Company expects its on-going SG&A expenditures to be significantly reduced.

    Research and Development Expense. Research and development expense for the quarters ended March 31, 2002 and 2001 were $375,000 and $132,000, respectively. The expenditures incurred in the 2002 quarter for research and development primarily related to developing significant new functionality for the Company's recently introduced Version 8.5 which includes specific functionality related to GE Capital Financial Inc.'s ePcard XLM payment which was announced by GE Capital, Inc. on April 19, 2002.

    Asset Impairment Charge. In the quarters ended March 31, 2002 and 2001, the Company recorded an asset impairment charge of $338,000 and $664,000, respectively, related to the impairment of software initially purchased to augment the Company's PECOS technology.

    Interest Expense. Interest expense for the quarter ended March 31, 2002 was $22,000 compared to $34,000 at March 31, 2001 and specifically related to interest paid on capital leases.

    Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 2002 decreased to $16,000 from $175,000 in the comparable 2001 quarter primarily as a result of having a lower interest-earning cash balance during the 2002 first quarter compared to the 2001 first quarter.

    Net Loss from Continuing Operations. The Company generated a net loss from continuing operations for the quarter ended March 31, 2002 of $4,174,000 as a result of the factors described herein.

    Net Income (Loss) From Discontinued Operations. The net income from discontinued operations in the three-month period ended March 31, 2001 was $1,071,000 compared to a net loss from discontinued operation in the three-month period ended March 31, 2002 of $1,420,000. Since the Company sold the U.K. IT Products business on December 31, 2001, no discontinued operations were recorded for that business in the 2002 quarter. In the first quarter of 2001, the net income from discontinued operations for the U.K. IT Products business was $888,000. The net income from discontinued operations for the U.S. IT Products and services business was $183,000 in the three month period ended March 31, 2001 compared to a net loss from U.S. discontinued operations of $1,420,000 in the comparable 2002 three month period.

    Net Gain From Disposal of Discontinued Operations. The net gain from the disposal of the U.S. IT Products and services business to ePlus on March 29, 2002 was $680,000. This gain is net of the following: cash proceeds of $1,721,000; less a charge related to the fair market value of the 300,000 warrants issued as part of the transaction of $273,000; less $72,000 in net book value of fixed assets assumed as part of the sale transaction; less asset impairment charge of $306,000 related to the write-down of the net book value of fixed assets not assumed as part of the sale transaction, and less a restructuring charge of $390,000 related to real estate leases which became redundant following the sale transaction.

Liquidity and Capital Resources

    Net cash used in operating activities from continuing operations for the three month period ended March 31, 2002 was $4,098,000, resulting primarily from a net loss generated from continuing operations of $4,174,000, together with an increase in accounts receivable of $1,137,000, a decrease in accounts payable of $922,000, offset by depreciation of $883,000, impairment charges of $338,000 and an increase in accrued expenses and other current liabilities of $1,059,000. Net cash provided by operations may not be indicative of future results due to the sale of certain operations and the Company's transition to an eProcurement and eMarketplace centric supply chain and financial settlement technology business. Cash provided by financing activities was primarily comprised of the cash proceeds received from the sale of the U.S. IT Products and services business of $1,448,000. At March 31, 2002, the Company did not have any debt.

    At March 31, 2002, the Company's principal sources of liquidity were cash and cash equivalents of $7,199,000 (See "Risk Factors Related to Liquidity", below). Cash and cash equivalents include $125,000 that was pledged as collateral for a Letter of Credit issued in the ordinary course of business.

    As described elsewhere herein, on December 31, 2001, the Company sold substantially all of the assets and liabilities of its U.K. IT Products remarketing business to EIT. As a result, EIT assumed the U.K. Lloyds credit facility. The terms of an agreement with Lloyds provide that EIT will be solely entitled to and responsible for the discharge of all rights and obligations of the Company under a debt purchase agreement. Lloyds will notify the Company in writing as soon as all debt from any obligations arising prior to the sale is collected and all obligations referred to are therein discharged. Since all customer receivables become ineligible for the purpose of serving as collateral borrowing after 90 days, the Company anticipates receiving a notice of discharge during the second quarter of 2002.

    The Company's principal commitments consist of leases on its office facilities and capital leases. In addition, the Company will require ongoing investments in property, equipment and software.

Risk Factors Related to Liquidity

    As of March 31, 2002, the Company had $7.2 million of cash and cash equivalents and did not have any outstanding debt. The Company has incurred $82.2 million of cumulative net losses for the three-year period ended December 31, 2001 and incurred a further net loss from total operations in the three-month period ended March 31, 2002 of $4.9 million. The Company believes that it will continue to incur losses throughout 2002, and, assuming projected revenues, the Company has sufficient liquidity to fund operations only through the third quarter of 2002 without the need to raise additional capital.

    The Company's consolidated financial statements as of December 31, 2001 were prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2002. The Company's independent accountants, KPMG LLP, have issued an audit report dated March 29, 2002 that included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern through December 31, 2002 without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to generate revenue, attain further operating efficiencies and attract new sources of capital. The Company is in the process of seeking additional capital, which would result in dilution for its shareholders. There can be no assurance that the Company will be able to raise capital, or if so, on what terms or what the timing thereof might be. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company's common stock currently trades on the Nasdaq National Market. Under Nasdaq's listing maintenance standards, since the bid price of the Company's common stock has been below $1.00 per share for 30 consecutive trading days, Nasdaq will likely notify the Company that unless the bid price of the common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may de-list the Company's common stock from trading on the Nasdaq National Market. The Company's common stock has traded below $1.00 since April 1, 2002. The Company cannot guarantee that its common stock will remain eligible for trading on the Nasdaq National Market. In addition, if the Company is unable to meet the Nasdaq requirements to maintain listing on the Nasdaq National Market, its common stock would likely trade on the Nasdaq's OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and the Company's stock price, as well as the liquidity of its common stock, may be adversely impacted as a result.

Factors Affecting Future Performance

    A significant portion of the Company's revenues from continuing operations are from license fees related to the Scottish Executive License. This license is expected to generate more than $12 million in revenues for the Company over seven years. If the Company is unable to perform under this license, it would have a significant affect on the Company's financial statements.


STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

    Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, particularly in light of the audit opinion from the Company's independent accountants in the Company's Annual Report on Form 10-K as to the Company's necessity to raise capital to continue as a going concern through December 31, 2002; the overall marketplace and client's acceptance and usage of eCommerce software systems, including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth, corporate demand for eProcurement and eMarketplace solutions; the consequent results of operations given the aforementioned factors; as well as the possibility of the delisting of the Company's common stock from the Nasdaq National Market as a result of the bid price of the common stock falling below $1.00 for thirty consecutive trading days and other risks detailed from time to time in the Company's 2001 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the Form S-3 Registration Statement that became effective on May 11, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

    The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to an accumulated amount of $(819,000). This amount could become more material in the future due to revenues generated in pounds via the license with the Government of Scotland.


                          Part II - OTHER INFORMATION

Item 2. Recent Sales of Unregistered Securities

        As further described in this report, effective March 29, 2002, the Company sold certain of the assets and liabilities of its U.S. IT Products and associated services business conducted by Elcom Services Group, Inc. to ePlus pursuant to an Asset Purchase and Sale Agreement, dated March 25, 2002. As part of the sale transaction, the Company also issued a warrant to ePlus under the terms of the Asset Purchase and Sale Agreement, to purchase 300,000 shares of the Company's common stock. The warrant becomes exercisable on September 29, 2002 and expires on March 27, 2009. The exercise price of the warrant is $1.03 per share. Exemption from registration for the issuance of the warrant is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item    6. Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        2.7 Asset Purchase and Sale Agreement by and between Elcom Services Group, Inc. and ePlus Technology, Inc., dated March 25, 2002 (x)

        2.7.1   Amendment to Asset Purchase Agreement (x)

        2.7.2 Managed Services Agreement by and between Elcom Services Group, Inc. and ePlus Technology, Inc., dated March 29, 2002 (x)

        2.7.3 Registration Rights Agreement by and between the Company and ePlus Technology, Inc., dated March 29, 2002 (x)

        2.7.4 Warrant by and between the Company and ePlus Technology, Inc., dated March 29, 2002 (x)

(x) Previously filed as an exhibit to the Company's Current Report on Form 8-K (File No.: 000-27376) dated April 10, 2002 and incorporated herein by reference.

(b)     Reports on Form 8-K

        The Company filed a Current Report on Form 8-K (including pro forma financial statements), dated January 11, 2002, regarding the sale of its U.K. information technology products business, conducted by Elcom Holdings Limited, to AJJP Limited.

        The Company filed a Current Report on Form 8-K (including pro forma financial statements), dated April 10, 2002, regarding the sale of certain assets and liabilities of the Company's U.S. computer-oriented information and technology products and associated services business conducted by its subsidiary, Elcom Services Group, Inc. to ePlus Technology, Inc.

---------------------------------

                                   SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Elcom International, Inc.

                                      (Registrant)

Date:  May 15, 2002                   By:  /s/ Peter A. Rendall
                                           ------------------------------------
                                           Peter A. Rendall
                                           Chief Financial Officer
                                           (Authorized Officer and Principal
                                           Financial Officer)