Form 10-Q
period 2002-06-30
ELCOM INTERNATIONAL INC
filed 2002-08-08
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ---------------

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002

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

        The registrant had 30,902,000 shares of common stock, $.01 par value, outstanding as of July 31, 2002.

                                     INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                Consolidated  Balance  Sheets as of December 31, 2001
                (audited) and June 30, 2002 (unaudited) .......................2

                Consolidated  Statements of Operations  and Other
                Comprehensive Income  (Loss) - Three and Six Month Periods
                Ended June 30, 2001 and 2002 (unaudited) ......................3

                Consolidated  Statements of Cash Flows - Six Month Periods
                Ended June 30, 2001 and 2002 (unaudited) ......................4

                Notes to Consolidated Financial Statements (unaudited) ........5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...............................................8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........14


                          Part II - OTHER INFORMATION

Item 1.   None.

Item 2.   None.

Item 3.   None.

Item 4.   Submission of Matters to a Vote of Security Holders.................15

Item 5.   None.

Item 6.   Exhibits and Reports on Form 8-K....................................15

Signature  ...................................................................16

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                           December   June 30,
                                                           31, 2001     2002
                                                           --------  ---------
                        ASSETS                            (audited) (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (including restricted
    cash of $125 at December 31, 2001 and June 30, 2002)   $ 10,813   $  5,058
                                                           --------  ---------
  Accounts receivable:
    Trade                                                       440        905
    Other                                                        60         --
                                                           --------  ---------
                                                                500        905
    Less-Allowance for doubtful accounts                         10         28
                                                           --------  ---------
      Accounts receivable, net                                  490        877
  Prepaids and other current assets                             303        511
  Current assets of discontinued operations                   3,509        495
                                                           --------  ---------
    Total current assets                                     15,115      6,941
                                                           --------  ---------
  PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
    Computer hardware and software                           23,671     17,583
    Land, buildings and leasehold improvements                1,425      1,426
    Furniture, fixtures and equipment                         3,784      3,608
                                                           --------  ---------
                                                             28,880     22,617
    Less -- Accumulated depreciation and amortization        23,129     19,581
                                                           --------  ---------
                                                              5,751      3,036
  OTHER ASSETS                                                   88         71
  NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                 598        116
                                                           --------  ---------
                                                           $ 21,552  $  10,164
                                                           ========  =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $  1,483  $     397
  Deferred revenue                                              203      1,308
  Accrued expenses and other current liabilities              4,375      1,807
  Current portion of capital lease obligations                  451        395
  Current liabilities of discontinued operations              3,495      1,291
                                                           --------  ---------
    Total current liabilities                                10,007      5,198
  CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION             274        100
  NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS             37         --
                                                           --------  ---------
      Total liabilities                                      10,318      5,298
                                                           --------  ---------

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; Authorized
      -- 10,000,000 shares -- Issued and
      outstanding - none                                         --         --
    Common stock, $.01 par value; Authorized
      -- 100,000,000 shares -- issued --
      31,406,796 and 31,432,546 shares                          314        314
    Additional paid-in capital                              114,514    114,817
    Accumulated earnings (deficit)                          (98,363)  (105,705)
    Treasury stock, at cost -- 530,709 shares                (4,712)    (4,712)
    Accumulated other comprehensive income (loss)              (519)       152
                                                           --------  ---------
      Total stockholders' equity                             11,234      4,866
                                                           --------  ---------
                                                           $ 21,552  $  10,164
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)



                                                           Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                           -------------------  --------------------
                                                             2001      2002        2001      2002
                                                           --------  ---------  ---------  ---------
  Net sales                                                $    231  $   1,334  $     515  $   1,933
  Cost of sales                                                 603        427        617        520
                                                           --------  ---------  ---------  ---------
  Gross profit (loss)                                          (372)       907       (102)     1,413

  Operating Expenses:
    Selling, general and administrative                       6,545      3,186     14,058      7,147
    Research and development                                    188        286        320        661
    Asset impairment charges                                     --         --        664        338
                                                           --------  ---------  ---------  ---------
  Total operating expenses                                    6,733      3,472     15,042      8,146
                                                           --------  ---------  ---------  ---------
  Operating profit (loss)                                    (7,105)    (2,565)   (15,144)    (6,733)
                                                           --------  ---------  ---------  ---------

  Interest expense                                             (166)       (16)      (200)       (38)
  Interest income and other, net                                 61          8        236         24
                                                           --------  ---------  ---------  ---------

  Net income (loss) from continuing operations               (7,210)    (2,573)   (15,108)    (6,747)
                                                           --------  ---------  ---------  ---------
  Discontinued operations:
    Net income from discontinued operations,
      net of tax, U.K.                                          688         --      1,576         --
    Net income (loss) from discontinued operations,
      net of tax, U.S.                                          589        (86)       772     (1,507)
    Gain on sale of assets                                       --        232         --        912
                                                           --------  ---------  ---------  ---------

  Net income (loss)                                          (5,933)    (2,427)   (12,760)    (7,342)
  Foreign currency translation adjustment, net of tax:            9      1,002        191        670
                                                           --------  ---------  ---------  ---------

  Other comprehensive income (loss)                        $ (5,924) $  (1,425) $ (12,569) $  (6,672)
                                                           ========  =========  =========  =========

  Basic and diluted net income (loss) per share data:
    Continuing operations                                  $  (0.23) $   (0.08) $   (0.49) $   (0.22)
    Discontinued operations, U.K.                              0.02         --       0.05         --
    Discontinued operations, U.S.                              0.02         --       0.03      (0.05)
    Gain on sale of assets                                       --         --         --       0.03
                                                           --------  ---------  ---------  ---------
      Basic and diluted net loss per share                 $  (0.19) $   (0.08) $   (0.41) $   (0.24)
                                                           ========  =========  =========  =========

  Weighted average number of basic and diluted
    shares outstanding                                       30,935     30,902     30,903     30,900
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)




                                                            Six Months Ended
                                                                 June 30,
                                                           -------------------
                                                             2001       2002
                                                           --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                      $(15,108) $  (6,747)
    Adjustments to reconcile net loss to net
      cash provided by (used) in operating
      activities --
        Depreciation and amortization                         2,587      1,691
        Asset impairment charge                                 664        338
        (Gain) loss on sale of assets                            --         45
  Changes in current assets and liabilities:
    Accounts receivable                                        (218)      (324)
    Prepaids and other current assets                            85       (211)
    Accounts payable                                             81     (1,049)
    Accrued expenses and other current liabilities             (124)    (1,531)
                                                           --------  ---------
      Net cash used in continuing operations                (12,033)    (7,788)
                                                           --------  ---------
      Net cash provided by discontinued operations, U.K.      1,980         --
                                                           --------  ---------
      Net cash provided by discontinued operations, U.S.     24,480       (344)
                                                           --------  ---------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, equipment and software               (530)       (12)
    Change in deferred costs and other assets                    --         19
    Proceeds from sale of assets                                 --          5
                                                           --------  ---------
      Net cash provided by investing activities                (530)        12
                                                           --------  ---------
      Net cash provided by discontinued operations, U.K.        400         --
                                                           --------  ---------
      Net cash provided by discontinued operations, U.S.       (125)     1,950
                                                           --------  ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligations and debt            (739)      (259)
    Exercise of common stock options                            290         --
                                                           --------  ---------
      Net cash used in financing activities                    (449)      (259)
                                                           --------  ---------
      Net cash used in discontinued operations, U.K.           (607)        --
                                                           --------  ---------
      Net cash used in discontinued operations, U.S.        (22,114)        --
                                                           --------  ---------

  FOREIGN EXCHANGE EFFECT ON CASH                              (443)       674
                                                           --------  ---------

  NET DECREASE IN CASH AND CASH EQUIVALENTS                  (9,441)    (5,755)
  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             32,313     10,813
                                                           --------  ---------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 22,872  $   5,058
                                                           ========  =========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                          $    475  $      37
                                                           ========  =========
    Income taxes paid                                      $     82  $      15
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.      Basis of Presentation

        The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly- owned subsidiaries (collectively, the "Company"). As discussed further in Note 4, on December 31, 2001, the Company sold substantially all of the assets and liabilities of its United Kingdom ("U.K.") information technology remarketer business. In addition, on March 29, 2002, the Company sold certain assets and liabilities of its United States ("U.S.") information technology remarketer business. The results of operations for those businesses have been presented under the financial reporting requirements for discontinued operations for all periods presented.

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations for the three and six-month periods ended June 30, 2001 and 2002, and cash flows for the six-month periods ended June 30, 2001 and 2002. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

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

        Basic and diluted net loss per share from continuing operations were calculated as follows (in thousands, except per share amounts):

                                                           Quarter Months Ended   Six Months Ended
                                                                June 30,              June 30,
Basic and Diluted                                          -------------------  --------------------
-----------------------------------------------------        2001      2002        2001      2002
                                                           --------  ---------  ---------  ---------
  Net loss from continuing operations                      $ (7,210) $  (2,573) $ (15,108) $  (6,747)
                                                           ========  =========  =========  =========
  Weighted average shares outstanding                        30,935     30,902     30,903     30,900
                                                           ========  =========  =========  =========
  Basic and diluted net loss per share from
    continuing operations                                  $  (0.23) $   (0.08) $   (0.49) $   (0.22)
                                                           ========  =========  =========  =========

        Based on the average market price of the Company's common stock in the quarter ended June 30, 2001, a net total of 1,208,336 shares covered by options, if exercised, would have been dilutive, and 7,600,181 shares covered by options and warrants with per share exercise prices ranging from $2.20 to $28.71 would have been anti- dilutive. Based on the average market price of the Company's common stock in the quarter ended June 30, 2002, a net total of 943,701 shares covered by options would have been dilutive, and 10,110,896 shares covered by options and warrants with per share exercise prices ranging from $0.74 to $28.71 would have been anti-dilutive.

                Based on the average market price of the Company's common shares in the six-month period ended June 30, 2001, a net total of 1,596,327 shares covered by options, if exercised, would have been dilutive, and 7,801,198 shares covered by options and warrants with per share exercise prices ranging from $2.50 to $28.71 would have been anti-dilutive. Based on the average market price of the Company's common shares in the six-month period ended June 30, 2002, a net total of 1,185,188 shares covered by options would have been dilutive, and 10,076,260 shares covered by options and warrants with per share exercise prices ranging from $1.07 to $28.71 would have been anti-dilutive.

3.      Business Segment Information

        The Company's continuing operation is classified as a single business segment, specifically the development and sale of automated procurement ("eProcurement") and electronic marketplace ("eMarketplace") Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. computer-oriented information technology products ("IT Products") business and the U.S. IT Products and services business, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represents all of the IT Products and services business for all periods presented. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters and six month periods ended June 30, 2001 and 2002, were as follows (in thousands):



                                                           Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                           -------------------  --------------------
                                                             2001      2002        2001      2002
                                                           --------  ---------  ---------  ---------
Net sales from continuing operations
  U.S.                                                     $    216   $    282   $    483   $    567
  U.K.                                                           15      1,052         32      1,366
                                                           --------  ---------  ---------  ---------
                                                                231      1,334        515      1,933
Net sales from discontinued operations
  U.S.                                                       11,690         40     47,780      4,882
  U.K.                                                       23,335         --     51,178         --
                                                           --------  ---------  ---------  ---------
                                                             35,025         40     98,958      4,882
                                                           --------  ---------  ---------  ---------
  Net sales                                                $ 35,256   $  1,374   $ 99,473  $   6,815
                                                           ========  =========  =========  =========

Operating profit (loss) from continuing operations
  U.S.                                                     $ (6,673)  $ (2,891)  $(13,669) $  (6,544)
  U.K.                                                         (432)       326     (1,475)      (189)
                                                           --------  ---------  ---------  ---------
                                                             (7,105)    (2,565)   (15,144)    (6,733)
Operating profit (loss) from discontinued operations
  U.S.                                                          533        146        830     (1,257)
  U.K.                                                          708         --      1,669         --
                                                           --------  ---------  ---------  ---------
                                                              1,241        146      2,499     (1,257)
                                                           --------  ---------  ---------  ---------
  Operating loss                                           $ (5,864) $  (2,419)  $(12,645) $  (5,476)
                                                           ========  =========  =========  =========



                                                           December   June 30,
                                                           31, 2001     2002
                                                           --------  ---------
Identifiable assets from continuing operations
  U.S.                                                     $ 17,173  $   8,346
  U.K.                                                          272      1,207
                                                           --------  ---------
                                                             17,445      9,553

Identifiable assets from discontinued operations
  U.S.                                                        4,107        611
  U.K.                                                           --         --
                                                           --------  ---------
                                                              4,107        611
                                                           --------  ---------
  Identifiable assets                                      $ 21,552  $  10,164
                                                           ========  =========

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

        On March 29, 2002, the Company sold certain of the assets and liabilities of its U.S. IT Products and associated services business conducted by its subsidiary, Elcom Services Group, Inc. ("Elcom Services Group"), to ePlus Technology, Inc., ("ePlus"). The assets acquired by ePlus included the Company's customer lists and certain contractual rights related to the resale of IT Products and services, certain fixed assets and rights under the Company's real property lease in California (which will be assigned to ePlus). ePlus also assumed certain related liabilities of the Company, including liabilities related to employee compensation and liabilities under assigned contracts. In addition, ePlus acquired certain of the Company's software and a perpetual license for certain of the Company's other software, all of which had been used in the IT Products and services business. Under the terms of the sale, ePlus employed the majority of the former employees of Elcom Services Group. The sale price for the transaction consisted of cash consideration of $2.15 million, of which approximately $0.7 million was held in escrow. During the second quarter of 2002, $0.5 million of the escrow amount was released back to the Company. As part of the sale transaction, the Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and balance sheet information have been prepared under the financial reporting requirements for discontinued operations, pursuant to which, all historical results of the IT Products and services business are included in the results of discontinued operations rather than the results of continuing operations for all periods presented. The results of discontinued operations for the six-month periods ended June 30, 2001 and 2002 were as follows (in thousands):

                                                                For the
                                                             Six Months Ended
                                                                 June 30,
                                                           -------------------
                                                             2001       2002
                                                           --------  ---------

Net sales from discontinued operations
  U.S.                                                     $ 47,780  $   4,882
  U.K.                                                       51,178         --
                                                           --------  ---------
                                                           $ 98,958  $   4,882
                                                           ========  =========

Gross profit from discontinued operations
  U.S.                                                     $  7,591  $   1,708
  U.K.                                                        6,121         --
                                                           --------  ---------
                                                           $ 13,712  $   1,708
                                                           ========  =========

Net income (loss) from discontinued operations
   U.S.                                                    $    772  $  (1,507)
   U.K.                                                       1,576         --
                                                           --------  ---------
                                                           $  2,348  $  (1,507)
                                                           ========  =========

Gain on disposal of U.S. discontinued
   operations                                              $     --  $     912
                                                           ========  =========

        As of June 30, 2002 and December 31, 2001, the assets and liabilities identified as those related to the U.S. IT Products and services business were recorded as current assets of discontinued operations, non-current assets of discontinued operations, and current liabilities of discontinued operations; the cash flows of this business were reported as net cash provided by (used in) discontinued operations; and the results of operations of this business were reported as income (loss) from discontinued operations, net of tax. There were no assets or liabilities related to the discontinued operations of the U.K. IT Products business since this disposition had occurred on December 31, 2001.

        Current assets of U.S. discontinued operations at December 31, 2001 and June 30, 2002 were comprised of the following (in thousands):

                                                           December   June 30,
                                                           31, 2001     2002
                                                           --------  ---------
  Accounts receivable                                      $  3,350  $     397
  Inventory                                                       3         --
  Prepaids and other current assets                             156         98
                                                           --------  ---------
                                                           $  3,509  $     495
                                                           ========  =========


        Non-current assets of U.S. discontinued operations consisted of the following (in thousands):

                                                           December   June 30,
                                                           31, 2001     2002
                                                           --------  ---------
  Property, plant and equipment                            $    477  $      --
  Other non-current assets                                      121        116
                                                           --------  ---------
                                                           $    598  $     116
                                                           ========  =========


        Current liabilities of U.S. discontinued operations consisted of the following (in thousands):

                                                           December   June 30,
                                                           31, 2001     2002
                                                           --------  ---------
  Accounts payable                                         $  1,890  $       9
  Accrued expenses and other current liabilities              1,605      1,282
                                                           --------  ---------
                                                           $  3,495  $   1,291
                                                           ========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        As discussed further herein, on December 31, 2001, divested itself of its U.K. IT Products business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. The divestiture of these businesses has allowed the Company to complete its transition to being a leading provider of remotely-hosted, eProcurement and eMarketplace Internet- and intranet-based software solutions, which automate many supply chain and financial settlement functions associated with procurement (collectively the "Service Provider Business"). As a result of these divestitures, commencing in the second quarter of 2002, the Company does not record any revenues arising from the sale of IT Products and associated services. From the second quarter of 2002, the Company's sole source of revenue has been the licensing of eProcurement and eMarketplace solutions and associated professional services. As provided by applicable accounting conventions, the U.S. IT Products and services business and the U.K. IT Products business are presented as discontinued operations.

        As it relates to the Company's Service Provider Business going forward, the Company intends to augment its core eProcurement Marketplace solutions with other licensed supply chain-oriented systems to enable the conduct of interactive procurement and financial settlement supply chain solutions for businesses. The Company has already licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or ("eNegotiation") functions and represents and also markets an asset management system from a third party company. Since its inception in 1992, elcom, inc., the Company's eBusiness solutions subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) system, which automate many supply chain and financial settlement functions associated with procurement. The Company's PECOS(TM) solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. The eProcurement and eMarketplace systems the Company offers for licensing include:

        PECOS Internet Procurement Manager ("PECOS.ipm") PECOS.ipm is based on nine years of eCommerce technology development and, as an Internet-based system, has been in development for approximately five years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their Internet/intranet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is typically remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. Because it has invoicing and receiving functionality and has automated financial settlement functions (including robust support for procurement card technology), PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning ("ERP") system in place, thereby enabling rapid deployment and easier implementation for clients. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. In October 2001, the Company announced version 8.0 of its next generation PECOS(TM) technology. This version of PECOS(TM) is designed to offer a single solution which includes robust eProcurement functionality, including "buy-side", which is the capability of a client to order products from its supplier, ePurchasing functionality, including "sell-side", which is the capability of a client to have its customers make purchases electronically, and private eMarketplace functionality, including "eMarketplace", which is the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers. In addition, version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities as well as dynamic documents, eForms and improved organizational data security. Version 8.5 was announced in May 2002 and includes robust support for procurement card technology and automated financial settlement.

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

Divested IT Products and Services Business

        Prior to the divestiture of the IT Products business in the U.K. on December 31, 2001 and the IT Products and services business in the U.S. on March 29, 2002, the Company had historically marketed 130,000 IT Products to commercial, educational and government accounts via several electronic methodologies. Throughout 2001, the overall decline in economic activity, as well as capital and discretionary spending by the Company's customer base, significantly decreased. Demand for IT Products was further impacted to the events of September 11th and their aftermath. Even though the demand for IT Products was weak throughout 2001, the Company demonstrated success in acquiring incremental customers from the middle of 2001 by offering PECOS.icm to new customers at no charge, in return for a portion of their IT Products spending, which generated transaction-oriented fees for the Company as a sales agent of Tech Data. However, the decline in demand from existing IT Products customers and the uncertainty surrounding the overall economy caused the Company to carefully review its business operations in order to reduce operational and financial risks and properly align the Company's operations with the economic environment. The Company decided to exit the IT Products and services business to reduce costs and allow the Company to focus exclusively on its core eProcurement Marketplace technology.

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

(ii) The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that 2002 will result in an overall loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

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

(iv) Revenues from sales of software are recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, as amended and interpreted. The Company recognizes revenue from the sale of software products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Material differences may result in the amount and timing of revenue for any period if the Company's management made different judgments or utilized different estimates.

Results of Operations

Quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

        The results of operations for the divested U.K. IT Products remarketing business and the U.S. IT Products and services business have been presented as discontinued operations for all periods presented.

        Net Sales. Net sales for the quarter ended June 30, 2002, which represented eProcurement and eMarketplace service provider license and related fees, were $1.3 million compared to $0.2 million in the comparable quarter of 2001, an increase of $1.1 million or 477%. Net sales in the 2002 quarter included $0.9 million in license and professional service fees related to the Company's government of Scotland PECOS Internet Procurement Manager system ("Scottish Government License"). The Scottish Government License agreement was signed in November 2001 and, hence did not impact the comparable 2001 quarter's financial results. At June 30, 2002, the Company had recorded $1.3 million of deferred revenue related to the Scottish Government License, compared to $1.6 million as of March 31, 2002. The Company expects to recognize the majority of this deferred revenue throughout the remainder of the 2002 fiscal year which, in combination with its other revenues, is expected to produce higher sequential quarterly revenues throughout 2002.

        Gross Profit (Loss). The Company recorded a gross profit of $0.9 million in the quarter ended June 30, 2002, compared to a gross loss of $0.4 million in the quarter ended June 30, 2001, an increase of $1.3 million, or 344%. In the second quarter of 2001, the revenue generated from technology-related sales was insufficient to cover cost of sales, which includes the amortization charge for capitalized software development costs and maintenance costs associated with the PECOS product. In the quarter ended June 30, 2002, the amortization of capitalized software and maintenance costs amounted to $198,000, compared to $577,000 in the comparable quarterly period in

2001, a decrease of $379,000. In the second quarter of 2002, net sales significantly increased, for the factors noted above, which, when combined with a comparatively lower cost of sales, resulted in a higher gross profit when compared to the 2001 quarterly period. The reduction in cost of sales quarter over quarter reflects the various stages of development that the PECOS product is in during each respective period, in particular, as it relates to allocating costs of the Company's software development group between cost of sales (maintenance expense and capitalization of software development costs that result in amortization charges) and research and development expense.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2002 decreased to $3.2 million from $6.5 million in the 2001 quarter, a decrease of $3.3 million, or 51%. Since the middle of 2001 and into 2002, the Company has implemented cost containment measures designed to align its SG&A costs with lower than anticipated license revenues resulting from the weak economy. Those measures include personnel reductions throughout most functional and corporate areas. The principal reductions in SG&A expenses in the second quarter of 2002 compared to the second quarter of 2001 were comprised of reductions in personnel and depreciation expenses of $2.2 million. The Company expects its cost containment measures implemented in the second quarter of 2002 will result in annualized cost savings of approximately $1.7 million.

        Research and Development Expense. Research and development expense for the quarters ended June 30, 2002 and 2001 were $286,000 and $188,000, respectively. The expenditures incurred in the 2002 quarter for research and development primarily related to developing significant new functionality for the next generation of PECOS product, version 9.0, which is due to be released in the second half of 2002.

        Interest Expense. Interest expense for the quarter ended June 30, 2002 was $16,000 compared to $166,000 for the quarter ended June 30, 2001. Interest expense specifically relates to interest paid on capital leases.

        Interest Income and Other, Net. Interest income and other, net, for the quarter ended June 30, 2002 decreased to $8,000 from $61,000 in the comparable 2001 quarter primarily as a result of having a lower interest- earning cash balance during the 2002 first quarter compared to the 2001 first quarter.

        Net Loss from Continuing Operations. The Company generated a net loss from continuing operations for the quarter ended June 30, 2002 of $2.6 million, compared to a net loss from continuing operations of $7.2 million in the second quarter of 2001, as a result of the factors described herein.

        Net Income (Loss) From Discontinued Operations. The net loss from discontinued operations in the three-month period ended June 30, 2002 was $0.1 million compared to a net income from discontinued operation in the three-month period ended June 30, 2001 of $1.3 million. The net income from discontinued operations in the 2001 quarterly period, related to the Company's U.K. IT Products business, which was divested on December 31, 2001, was $0.7 million. The net income from discontinued operations related to the U.S. IT Products and services business was $0.6 million for the three month period ended June 30, 2001 compared to a net loss from U.S. discontinued operations of $0.1 million in the comparable 2002 three month period.

        Net Gain From Disposal of Discontinued Operations. The net gain from disposal of discontinued operations for the quarter ended June 30, 2002 of $232,000 related to the receipt by the Company of certain amounts related to the sale of the U.S. IT Products and services business that were previously held in escrow.

Six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001.

        The results of operations for the divested U.K. IT Products remarketing business and the U.S. IT Products and services business have been presented as discontinued operations for all periods presented.

        Net Sales. Net sales for the six-month period ended June 30, 2002 increased to $1.9 million from $0.5 million in the same period of 2001, an increase of $1.4 million, or 275%. Included in the net sales in the 2002 period were $1.2 million in license and professional service fees related to the Scottish Government License.

        Gross Profit (Loss). The Company recorded a gross profit of $1.4 million in the six-month period ended June 30, 2002, compared to a gross loss of $0.1 million in the six-month period ended June 30, 2001, an increase of $1.5 million. The increase in gross profit in the six-month period ended June 30, 2002 compared to the comparable 2001 period was due to a combination of increased net sales in the 2002 period, for the reasons described elsewhere herein, and a reduction in cost of sales, which includes the amortization charge for capitalized software development and maintenance costs associated with the PECOS product. In the six months ended June 30, 2002, the amortization of capitalized software and maintenance costs amounted to $294,000, compared to $577,000 in the comparable quarterly period in 2001, a decrease of $283,000. The reduction in cost of sales period over period reflects the various stages of development that the PECOS product is in during each respective period, in particular, as it relates to allocating costs of the Company's software development group between cost of sales (maintenance expense and capitalization of software development costs that result in amortization charges) and research and development expense.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the six month period ended June 30, 2002 decreased to $7.2 million from $14.1 million in the 2001 quarter, a decrease of $6.9 million, or 49%. Throughout 2002, the Company has continued to implement cost containment measures designed to align its SG&A costs with lower than anticipated license revenues resulting from the weak economy. Those measures included personnel reductions throughout most functional and corporate areas.

        Research and Development Expense. Research and development expense for the six-month periods ended June 30, 2002 and 2001 were $661,000 and $320,000, respectively. For the 2002 period, research and development expense related to the development of two versions of the Company's PECOS product.

        Asset Impairment Charge. For the six-month periods ended June 30, 2002 and 2001, the Company recorded asset impairment charges of $338,000 and $664,000, respectively. The asset impairment charges relate to software initially purchased to augment the Company's PECOS technology.

        Interest Expense. Interest expense for the six-month period ended June 30, 2002 was $38,000 compared to $200,000 for the comparable 2001 period. The 2002 and 2001 period interest expense is specifically related to capital leases.

        Interest Income and Other, Net. Interest income and other, net, for the six month period ended June 30, 2002 decreased to $24,000 from $236,000 in the comparable 2001 quarter, primarily as a result of having a lower interest-earning cash balance during for the six-month period ended June 30, 2002 compared to the same period during 2001.

        Net Loss from Continuing Operations. The Company generated a net loss from continuing operations for the six month period ended June 30, 2002 of $6.7 million as a result of the factors described herein.

        Net Income (Loss) From Discontinued Operations. The net loss from discontinued operations for the six month period ended June 30, 2002 was $1.5 million compared to a net income from discontinued operation in the six month period ended June 30, 2001 of $2.3 million. Since the Company divested its U.K. IT Products business on December 31, 2001, no discontinued operations were recorded for that business in the 2002 period. In the six month period ended June 30, 2001, the net income from discontinued operations for the U.K. IT Products business was $1.6 million. The net income from discontinued operations for the U.S. IT Products and services business was $0.8 million in the six month period ended June 30, 2001 compared to a net loss from U.S. discontinued operations of $1.5 million in the comparable 2002 six month period.

        Net Gain From Disposal of Discontinued Operations. The net gain for the six-month period ended June 30, 2002 from the disposal of the Company's U.S. IT Products and services business to ePlus on March 29, 2002 was $912,000.

Liquidity and Capital Resources

        Net cash used in operating activities from continuing operations for the six month period ended June 30, 2002 was $7.8 million, resulting primarily from a net loss from continuing operations of $6.7 million, together with a decrease in accounts payable and accrued liabilities of $2.6 million, increases in accounts receivables and other current assets of $0.5 million, offset by depreciation of $1.7 million and impairment charges and other items amounting to $0.3 million. Net cash provided by operations may not be indicative of future results due to the sale of certain operations and the Company's transition to an eProcurement and eMarketplace centric supply chain and financial settlement services provider business. Cash provided by investing activities was primarily comprised of the cash proceeds received from the sale of the U.S. IT Products and services business of $1.9 million. At June 30, 2002, the Company did not have any debt.

        At June 30, 2002, the Company's principal sources of liquidity were cash and cash equivalents of $5.1 million (See "Risk Factors Related to Liquidity", below). Cash and cash equivalents include $125,000 that was pledged as collateral to a surety company for certain performance bonds associated with the discontinued business. Subsequent to June 30, the surety company took possession of the collateral. The Company is in the process of having the collateral returned to the Company.

        As described elsewhere herein, on December 31, 2001, the Company sold substantially all of the assets and liabilities of its U.K. IT Products remarketing business to EIT. As a result, EIT assumed the U.K. Lloyds credit facility. The terms of an agreement with Lloyds provide that EIT will be solely entitled to and responsible for the discharge of all rights and obligations of the Company under a debt purchase agreement. Lloyds will notify the Company in writing as soon as all debt from any obligations arising prior to the sale is collected and all obligations referred to are therein discharged. The Company anticipates receiving a notice of discharge during the third quarter of 2002.

        The Company's principal commitments consist of leases on its office facilities and capital leases. In addition, the Company will require ongoing investments in property, equipment and software.

Off-Balance Sheet Financings

        The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities.

Risk Factors Related to Liquidity

        As of June 30, 2002, the Company had $5.1 million of cash and cash equivalents and did not have any outstanding debt. The Company has incurred $82.2 million of cumulative net losses for the three-year period ended December 31, 2001 and has incurred a further net loss from total operations in the six-month period ended June 30, 2002 of $7.3 million and anticipates recording a loss for the full year ending December 31, 2002. In conjunction with the cost containment measures the Company has taken in 2001 and 2002, and assuming projected revenues, the Company believes it has sufficient liquidity to fund operations through the fourth quarter of 2002 without the need to raise additional capital.

        The Company's consolidated financial statements as of December 31, 2001 were prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2002. The Company's independent accountants, KPMG LLP, issued an audit report dated March 29, 2002 that included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern through December 31, 2002 without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to generate revenue, attain further operating efficiencies and attract new sources of capital. The Company is in the process of seeking additional capital, which would result in dilution for its shareholders. There can be no assurance that the Company will be able to raise capital, or if so, on what terms or what the timing thereof might be. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The Company's common stock currently trades on the Nasdaq National Market. Since April 1, 2002, the closing bid price of the Company's common stock has not exceeded $1.00 per share. On May 14, 2002, the Company received notice from Nasdaq that, for continued listing on the Nasdaq National Market, the Company is required to comply with the $1.00 minimum bid requirement for 10 consecutive trading days by August 12, 2002 or be subject to delisting from the Nasdaq National Market. Alternatively, the Company had the opportunity of applying to transfer its common stock to the Nasdaq SmallCap Market. On August 1, 2002, the Company submitted its application to transfer its common stock to the Nasdaq SmallCap Market. On August 7, Nasdaq approved the Company's application to list its common stock on the Nasdaq SmallCap Market, effective August 9, 2002. The Company now has until November 11, 2002 to satisfy the $1.00 minimum bid requirement for 10 consecutive trading days.

Factors Affecting Future Performance

        A significant portion of the Company's revenues from continuing operations are from license fees related to the Scottish Executive License. This license is expected to generate more than $14 million in total revenues for the Company over seven years. At June 30, 2002, the Company had recorded $1.3 million of deferred revenue related to the Scottish Government License. The Company expects to recognize the majority of this deferred revenue throughout the remainder of the 2002 fiscal year which, in combination with its other revenues, is expected to produce higher sequential quarterly revenues throughout 2002. If the Company is unable to perform under this license, it would have a significant affect on the Company's future financial results.

          STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

        Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, particularly in light of the audit opinion from the Company's independent accountants in the Company's Annual Report on Form 10-K as to the Company's necessity to raise capital to continue as a going concern through December 31, 2002; the overall marketplace and client's acceptance and usage of eCommerce software systems, including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth, corporate demand for eProcurement and eMarketplace solutions; the consequent results of operations given the aforementioned factors; possibility of delisting of the Company's common stock from the Nasdaq SmallCap Market as a result of not meeting the continuing listing requirements, including the failure of the Company to comply with the $1.00 minimum bid requirements for ten consecutive trading days by November 11, 2002, and other risks detailed from time to time in the Company's 2001 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the Form S-3 Registration Statement that was filed with the Securities and Exchange Commission on June 21, 2002.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

        The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to an accumulated amount of $152,000. This amount could become more material in the future due to revenues generated in pounds via the license with the Government of Scotland.

                          Part II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

        The annual meeting of the Company's stockholders was held on June 12, 2002. Two matters specified in the Company's Notice of Annual Meeting and Proxy Statement dated April 29, 2002, a copy of which has been previously filed with the Securities and Exchange Commission, were considered, voted upon and approved by the stockholders. The specific results of the voting on the two matters are as follows:

Proposal I:     The size of the  Company's  Board of Directors  was fixed at six and Mr. John W. Ortiz was elected to the Board of Directors of the Company, for a term to expire at the 2005 Annual Meeting, by the following votes:

                                                Number of Shares Voted
                                                    For      Withheld
                                                ----------  ----------
        John W. Ortiz                           25,921,063     552,166

        For the meeting, each of Messrs. Robert J. Crowell, William W. Smith and Richard J. Harries, Jr. also continued as Directors of the Company.

Proposal II:    The Company's  stockholders  ratified,  approved and adopted The
                2002 Stock Option Plan of Elcom  International,  Inc.,  covering
                1,800,000 shares of Common Stock by the following vote:

                   For              Against          Abstain
               --------------    -------------     ------------
                    8,734,854          964,630          272,672

        For information on the manner in which the votes on the above matters were tabulated, see the definitive proxy statement referenced above.

Item 6.    Exhibits and Reports on Form 8-K.


(a)  Exhibits:

        10.1 Amended and Restated Employment Agreement between the Registrant and Robert J. Crowell dated June 20, 2002.

        10.2 Employment Agreement between the Registrant and John E. Halnen dated June 14, 2002.

        10.3 Employment Agreement between the Registrant and Peter A. Rendall dated June 14, 2002.

(b)     Reports on Form 8-K

        The Company filed a Current Report on Form 8-K (including pro forma financial statements), on April 10, 2002, regarding the sale of certain assets and liabilities of the Company's U.S. information technology remarketer business conducted by its subsidiary, Elcom Services Group, Inc to ePlus Technology, Inc.

---------------------------------

                                   SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Elcom International, Inc.

                                             (Registrant)

Date:  August 8, 2002                        By:  /s/ Peter A. Rendall
                                             Peter A. Rendall
                                             Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Financial Officer)