Form 10-Q
period 2002-09-30
ELCOM INTERNATIONAL INC
filed 2002-11-14
CIK 900096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


               For the Quarterly Period Ended September 30, 2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       Commission File Number: 000-27376
                                _______________

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

        Yes         X                                   No
                --------                                     --------


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2of the Exchange Act).

        Yes                                             No      X
                --------                                     --------


     The registrant had approximately 30,902,000 shares of common stock, $.01 par value, outstanding as of November 1, 2002.

                                     INDEX

                         Part I - FINANCIAL INFORMATION


Item 1.     Financial Statements

                Consolidated Balance Sheets as of December 31, 2001 (audited)
                and September 30, 2002 (unaudited)............................2

                Consolidated Statements of Operations and Other Comprehensive Income (Loss) - Three and Nine Month Periods
                Ended September 30, 2001 and 2002 (unaudited) ................3

                Consolidated Statements of Cash Flows - Nine Month Periods
                Ended September 30, 2001 and 2002 (unaudited).................4

                Notes to Consolidated Financial Statements (unaudited)........5

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ......14

Item 4.     Controls and Procedures .........................................14


                          Part II - OTHER INFORMATION

Item 1.     None.

Item 2.     None.

Item 3.     None.

Item 4.     None.

Item 5.     None.

Item 6.     Exhibits and Reports on Form 8-K.................................15

Signature   .................................................................16

Certifications ..............................................................17

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                    December 31,  September 30,
                                                        2001          2002
                                                    ------------  -------------
                         ASSETS                      (audited)     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents (including restricted
    cash of $125 at December 31, 2001 and $0 at
    September 30, 2002)                             $     10,813  $       3,852
                                                    ------------  -------------
  Accounts receivable:
    Trade                                                    440          1,527
    Other                                                     60             --
                                                    ------------  -------------
                                                             500          1,527
    Less-Allowance for doubtful accounts                      10             28
                                                    ------------  -------------
      Accounts receivable, net                               490          1,499
    Prepaids and other current assets                        303            591
    Current assets of discontinued operations              3,509            213
                                                    ------------  -------------
      Total current assets                                15,115          6,155
                                                    ------------  -------------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
  Computer hardware and software                          23,671         17,730
  Land, buildings and leasehold improvements               1,425          1,333
  Furniture, fixtures and equipment                        3,784          3,543
                                                    ------------  -------------
                                                          28,880         22,606
  Less -- Accumulated depreciation and amortization       23,129         20,248
                                                    ------------  -------------
                                                           5,751          2,358
OTHER ASSETS                                                  88             81
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                598            117
                                                    ------------  -------------
                                                    $     21,552  $       8,711
                                                    ============  =============


              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                    $      1,483  $         366
  Deferred revenue                                           203          1,743
  Accrued expenses and other current liabilities           4,375          1,645
  Current portion of capital lease obligations               451            365
  Current liabilities of discontinued operations           3,495            998
                                                    ------------  -------------
    Total current liabilities                             10,007          5,117
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION            274              6
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS            37             --
                                                    ------------  -------------
    Total liabilities                                     10,318          5,123
                                                    ------------  -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; Authorized --
    10,000,000 shares -- Issued and outstanding -
    none                                                      --             --
  Common stock, $.01 par value; Authorized --
    100,000,000 shares -- issued -- 31,406,796
    and 31,432,546 shares                                    314            314
  Additional paid-in capital                             114,514        114,817
  Accumulated earnings (deficit)                         (98,363)      (106,974)
  Treasury stock, at cost -- 530,709 shares               (4,712)        (4,712)
  Accumulated other comprehensive income (loss)             (519)           143
                                                    ------------  -------------
    Total stockholders' equity                            11,234          3,588
                                                    ------------  -------------
                                                    $     21,552  $       8,711
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

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND OTHER COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (unaudited)



                                          Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                        -----------------------  ----------------------
                                           2001         2002        2001        2002
                                        -----------  ----------  ----------  ----------
Net sales                               $       444  $    1,155  $      959  $    3,088
Cost of sales                                   355         386         972         906
                                        -----------  ----------  ----------  ----------
Gross profit (loss)                              89         769         (13)      2,182

Operating Expenses:
  Selling, general and administrative         5,819       3,027      19,877      10,174
  Research and development                      348         125         668         786
  Asset impairment charge                       962          --       1,626         338
                                        -----------  ----------  ----------  ----------
Total operating expenses                      7,129       3,152      22,171      11,298
                                        -----------  ----------  ----------  ----------
Operating profit (loss)                      (7,040)     (2,383)    (22,184)     (9,116)

Interest income and other income
  (expense), net                                (38)        872         198         896
Interest expense                                 (1)        (12)       (201)        (50)
                                        -----------  ----------  ----------  ----------
Net income (loss) from continuing
  operations                                 (7,079)     (1,523)    (22,187)     (8,270)
                                        -----------  ----------  ----------  ----------

Discontinued operations:
  Net income from discontinued
    operations, net of tax, U.K.                462          --       2,038          --
  Net income (loss) from discontinued
    operations net of tax, U.S.                (129)         87         643      (1,420)
  Gain on sale of assets                         --         167          --       1,079
                                        -----------  ----------  ----------  ----------

Net income (loss)                            (6,746)     (1,269)    (19,506)     (8,611)
Foreign currency translation adjustment,
  net of tax:                                  (145)         (9)         46         662
                                        -----------  ----------  ----------  ----------

Other comprehensive income (loss)       $    (6,891) $   (1,278) $  (19,460) $   (7,949)
                                        ===========  ==========  ==========  ==========


Basic and diluted net income (loss)
  per share data:
  Continuing operations                 $     (0.23) $    (0.05) $    (0.72) $    (0.27)
  Discontinued operations, U.K.                0.02          --        0.07          --
  Discontinued operations, U.S.               (0.01)         --        0.02       (0.04)
  Gain on sale of assets of discontinued
    operations                                   --        0.01          --        0.03
                                        -----------  ----------  ----------  ----------
      Basic and diluted net loss per
        share                           $     (0.22) $    (0.04) $    (0.63) $    (0.28)
                                        ===========  ==========  ==========  ==========

Weighted average number of basic and
  diluted shares outstanding                 30,967      30,902      30,925      30,901
                                        ===========  ==========  ==========  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                    ---------------------------
                                                        2001          2002
                                                    ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations               $    (22,187) $      (8,270)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities --
        Depreciation and amortization                      3,590          2,369
        Asset impairment charge                            1,624            338
        Gain on sale of assets                                --             45
  Changes in current assets and liabilities:
    Accounts receivable                                      (38)          (946)
    Prepaids and other current assets                        337           (301)
    Accounts payable                                        (319)        (1,080)
    Deferred revenue                                         106          1,542
    Accrued expenses and other current liabilities           278         (2,800)
                                                    ------------  -------------
      Net cash used in operating activities from
        continuing operations                            (16,609)        (9,103)
      Net cash provided by discontinued operations,
        U.K.                                               2,404             --
      Net cash provided by (used in) discontinued
        operations, U.S.                                  24,957           (270)
                                                    ------------  -------------
      Net cash provided by (used in) operating
        activities                                        10,752         (9,373)
                                                    ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software              (582)           (12)
  Change in other assets                                       8             19
  Proceeds from sale of assets                                --              5
                                                    ------------  -------------
    Net cash provided by (used in) investing
      activities from continuing operations                 (574)            12
    Net cash provided by discontinued operations,
      U.K.                                                   281             --
    Net cash provided by (used in) discontinued
      operations, U.S.                                      (400)         2,117
                                                    ------------  -------------
    Net cash provided by (used in) investing
      activities                                            (693)         2,129
                                                    ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations and debt         (1,013)          (383)
  Exercise of common stock options                           290             --
                                                    ------------  -------------
    Net cash used in financing activities from
      continuing operations                                 (723)          (383)
    Net cash used in discontinued operations, U.K.          (534)            --
    Net cash used in discontinued operations, U.S.       (22,410)            --
                                                    ------------  -------------
    Net cash used in financing activities                (23,667)          (383)
                                                    ------------  -------------

FOREIGN EXCHANGE EFFECT ON CASH                             (128)           666
                                                    ------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (13,736)        (6,961)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            32,313         10,813
                                                    ------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $     18,577  $       3,852
                                                    ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $        545  $          50
                                                    ============  =============
  Income taxes paid                                 $         82  $          15
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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations for the three and nine-month periods ended September 30, 2001 and 2002, and cash flows for the nine-month periods ended September 30, 2001 and 2002. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2001.

2.   Net Loss Per Share

     Net loss per share is based on the weighted average number of shares of common and common equivalent stock outstanding during each period presented, calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS gives effect to all potential shares of common stock outstanding during the period. In 2001 and 2002, diluted EPS is the same as basic EPS because the Company reported a net loss, in which case the impact of including potential common stock is anti-dilutive and, thus, such potential additional shares are not included in the determination of per share calculations.

     Basic and diluted net loss per share from continuing operations were calculated as follows (in thousands, except per share amounts):

                                  Three Months Ended       Nine Months Ended
Basic and Diluted                    September 30,           September 30,
----------------------------   ----------------------  ----------------------
                                   2001        2002        2001        2002
                                ----------  ----------  ----------  ----------
Net loss from continuing
  operations                    $   (7,079) $   (1,523) $  (22,187) $   (8,270)
                                ==========  ==========  ==========  ==========
Weighted average shares
  outstanding                       30,967      30,902      30,925      30,901
                                ==========  ==========  ==========  ==========
Basic and diluted net loss
  per share from
    continuing operations       $    (0.23) $    (0.05) $    (0.72) $    (0.27)
                                ==========  ==========  ==========  ==========

     Based on the average market price of the Company's shares of common stock in the three-month period ended September 30, 2001, a net total of 401,441 shares covered by options would have been dilutive, and 10,137,489 shares covered by options and warrants with per share exercise prices ranging from $1.31 to $28.71 would have been anti-dilutive. Based on the average market price of the Company's shares of common stock in the quarter ended September 30, 2002, a net total of 1,128,016 shares covered by options would have been dilutive, and 12,916,056 shares covered by options and warrants with per share exercise prices ranging from $0.445 to $28.71 would have been anti-dilutive.

     Based on the average market price of the Company's shares of common stock in the nine-month period ended September 30, 2001, a net total of 1,335,531 shares covered by options would have been dilutive, and

7,680,171 shares covered by options and warrants with per share exercise prices ranging from $2.20 to $28.71 would have been anti-dilutive. Based on the average market price of the Company's shares of common stock in the nine-month period ended September 30, 2002, a net total of 2,621,243 shares covered by options would have been dilutive, and 10,455,338 shares covered by options and warrants with per share exercise prices ranging from $0.74 to $28.71 would have been anti-dilutive.

3.   Business Segment Information

     The Company's continuing operation is classified as a single business segment, specifically the development and sale of automated procurement ("eProcurement") and electronic marketplace ("eMarketplace") Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. computer-oriented information technology products ("IT Products") business and the U.S. IT Products and services business, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represent all of the IT Products and services business for all periods presented. The Company operates both in the U.S. and U.K. and geographic financial information for the three month and nine month periods ended September 30, 2001 and 2002, were as follows (in thousands):

                                   Three Months Ended    Nine Months Ended
                                     September 30,          September 30,
                                ----------------------  ----------------------
                                   2001        2002        2001        2002
                                ----------  ----------  ----------  ----------
Net sales from continuing
  operations
    U.S.                        $      444  $      275  $      927  $      842
    U.K.                                --         880          32       2,246
                                ----------  ----------  ----------  ----------
                                       444       1,155         959       3,088
Net sales from discontinued
  operations
    U.S.                             5,035          (2)      52,815      4,880
    U.K.                            23,517          --       74,695         --
                                ----------  ----------  ----------  ----------
                                    28,552          (2)     127,510      4,880
                                ----------  ----------  ----------  ----------
    Net sales                   $   28,996  $    1,153  $  128,469  $    7,968
                                ==========  ==========  ==========  ==========

Operating profit (loss) from
  continuing operations
    U.S.                        $   (6,639) $   (1,782) $  (20,308) $   (8,326)
    U.K.                              (401)       (601)     (1,876)       (790)
                                ----------  ----------  ----------  ----------
                                    (7,040)     (2,383)    (22,184)     (9,116)
Operating profit (loss) from
  discontinued operations
    U.S.                              (157)         76         672      (1,368)
    U.K.                               460          --       2,129          --
                                ----------  ----------  ----------  ----------
                                       303          76       2,801      (1,368)
                                ----------  ----------  ----------  ----------
    Operating loss              $   (6,737) $   (2,307) $  (19,383) $  (10,484)
                                ==========  ==========  ==========  ==========

                                December 31,  September 30,
                                    2001          2002
                                ------------  -------------
Identifiable assets from
  continuing operations
    U.S.                        $     17,173  $       6,555
    U.K.                                 272          1,826
                                ------------  -------------
                                $     17,445  $       8,381
                                ============  =============

Identifiable assets from
  discontinued operations
    U.S.                        $      4,107  $         330
                                ============  =============

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

     On March 29, 2002, the Company sold certain of the assets and liabilities of its U.S. IT Products and associated services business conducted by its subsidiary, Elcom Services Group, Inc. ("Elcom Services Group"), to ePlus Technology, Inc., ("ePlus"). The assets acquired by ePlus included the Company's customer lists and certain contractual rights related to the resale of IT Products and services, certain fixed assets and rights under the Company's real property lease in California. ePlus also assumed certain related liabilities of the Company, including liabilities related to employee compensation and liabilities under assigned contracts. In addition, ePlus acquired certain of the Company's software and a perpetual license for certain of the Company's other software, all of which had been used in the IT Products and services business. Under the terms of the sale, ePlus employed the majority of the former employees of Elcom Services Group. The sale price for the transaction consisted of cash consideration of $2.15 million, of which approximately $0.7 million was held in escrow. At September 30, 2002, $36,606 of the sale proceeds remained in escrow. As part of the sale transaction, the Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants became exercisable on September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and balance sheet information have been prepared under the financial reporting requirements for discontinued operations, pursuant to which all historical results of the IT Products and services business are included in the results of discontinued operations rather than the results of continuing operations for all periods presented. The results of discontinued operations for the nine-month periods ended September 30, 2001 and 2002 were as follows (in thousands):

                                                For the Nine Months ended
                                                      September 30,
                                                -------------------------
                                                    2001          2002
                                                -----------   -----------
Net sales from discontinued operations
  U.S.                                          $    52,815   $     4,880
  U.K.                                               74,695            --
                                                -----------   -----------
                                                $   127,510   $     4,880
                                                ===========   ===========

Gross profit from discontinued operations
  U.S.                                          $    10,216   $     1,815
  U.K.                                                8,766            --
                                                -----------   -----------
                                                $    18,982   $     1,815
                                                ===========   ===========

Net income (loss) from discontinued operations
  U.S.                                          $       643   $    (1,420)
  U.K.                                                2,038            --
                                                -----------   -----------
                                                $     2,681   $    (1,420)
                                                ===========   ===========

Gain on disposal of U.S. discontinued
  operations                                    $        --   $     1,079
                                                ===========   ===========

     As of September 30, 2002 and December 31, 2001, the majority of assets and liabilities identified as those related to the U.S. IT Products and services business were recorded as current assets of discontinued operations, non-current assets of discontinued operations, and current liabilities of discontinued operations; the cash flows of this business were reported as net cash provided by (used in) discontinued operations; and the results of operations of this business were reported as income (loss) from discontinued operations, net of tax. There were no assets or liabilities related to the discontinued operations of the U.K. IT Products business since this disposition had occurred on December 31, 2001.

     Current assets of U.S. discontinued operations at December 31, 2001 and September 30, 2002 were comprised of the following (in thousands):

                                        December 31,  September 30,
                                            2001          2002
                                        ------------  -------------
Accounts receivable                     $      3,350  $         119
Inventory                                          3             --
Prepaids and other current assets                156             94
                                        ------------  -------------
                                        $      3,509  $         213
                                        ============  =============

     Non-current assets of U.S. discontinued operations consisted of the following (in thousands):

                                        December 31,  September 30,
                                            2001          2002
                                        ------------  -------------
Property, plant and equipment           $        477  $          --
Other non-current assets                         121            117
                                        ------------  -------------
                                        $        598  $         117
                                        ============  =============

     Current liabilities of U.S. discontinued operations consisted of the following (in thousands):

                                        December 31,  September 30,
                                            2001          2002
                                        ------------  -------------
Accounts payable                        $      1,890  $          29
Accrued expenses and other current
  liabilities                                  1,605            969
                                        ------------  -------------
                                        $      3,495  $         998
                                        ============  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     As discussed further herein, on December 31, 2001, the Company divested itself of its U.K. IT Products business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. The divestiture of these businesses has allowed the Company to complete its transition to being a provider of remotely- hosted, eProcurement and eMarketplace Internet- and intranet-based software solutions, which automate many supply chain and financial settlement functions associated with procurement (collectively the "Service Provider Business"). As a result of these divestitures, commencing in the second quarter of 2002, the Company does not record any revenues arising from the sale of IT Products and associated services. From the second quarter of 2002, the Company's sole source of revenue has been the licensing of eProcurement and eMarketplace solutions and associated professional services. See "Risk Factors Related to Liquidity." As provided by applicable accounting conventions, the U.S. IT Products and services business and the U.K. IT Products business are presented as discontinued operations.

     As it relates to the Company's Service Provider Business, the Company intends to augment its core eProcurement Marketplace solutions with other licensed supply chain-oriented systems to enable the conduct of interactive procurement and financial settlement supply chain solutions for businesses. The Company has already licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or ("eNegotiation") functions and represents and also markets an asset management system from a third party company. Since its inception in 1992, elcom, inc., the Company's eBusiness solutions subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company's
PECOS(TM) solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. The eProcurement and eMarketplace systems the Company offers for licensing include:

     PECOS Internet Procurement Manager ("PECOS.ipm") is based on ten years of eCommerce technology development and, as an Internet-based system, has been in development for approximately five years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their Internet/intranet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. Because it has invoicing and receiving functionality and has automated financial settlement functions (including robust support for procurement card technology), PECOS.ipm can operate as a standalone system without an expensive back-end enterprise resource planning system in place, thereby enabling rapid deployment and easier implementation for clients. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. Since October 2001, the Company has been marketing version 8.0 of its PECOS(TM) technology, which is designed to offer a single solution for robust eProcurement functionality, including "buy-side", which is the capability of a client to order products from its supplier, ePurchasing functionality, including "sell-side", which is the capability of a client to have its customers make purchases electronically, and private eMarketplace functionality, including "eMarketplace", which is the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers. In addition, version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities as well as dynamic documents, eForms and improved organizational data security. The multi-organizational capabilities are key for large organizations which require each sub-entity of an organization to have its own approval rules, catalog access, report generation, and inability to view other entity's data. This same capability could allow large eMarketplaces to be formed. Version 8.5 was announced in May 2002 and includes robust support for procurement card technology and automated financial settlement.

     PECOS Internet Commerce Manager ("PECOS.icm") is the Company's eDistribution configuration version of PECOS(TM) that automates the online selling process from product information through financial settlement. PECOS.icm supports the sales of virtually any type of product or service, includes functionality such as electronic catalogs, shopping cart and shopping cart transfer, real time price and availability access, product configuration and credit card processing. PECOS.icm also supports a virtual sourcing engine that enables the online purchase and/or sale of commodity products, such as IT Products, without the need to maintain inventory.

     The Company also offers an optional dynamic trading system licensed from a third party, which includes request for proposal, private reverse auctioning and other features. In addition, the Company offers an asset management system and is in discussions with several other software firms to offer their systems. These additions would allow the Company to offer a suite of supply chain modules to augment its core eProcurement and eMarketplace functionality. Further, in conjunction with the Commonwealth British Council (U.K.), the Company is in the process of developing eMarketplace World Network(TM), a global eMarketplace hub, which is being designed to interconnect with world-wide eMarketplaces comprised of vertical and geographic trading communities within an industry, allowing eMarketplaces to connect their trading communities so that buyers can easily review participating eMarketplaces and trade with the suppliers participating in those eMarketplaces.

Divested IT Products and Services Business

     Prior to the divestiture of the IT Products business in the U.K. on December 31, 2001 and the IT Products and services business in the U.S. on March 29, 2002, the Company had historically marketed 130,000 IT Products to commercial, educational and government accounts via several electronic methodologies. Throughout 2001, the overall decline in economic activity, as well as capital and discretionary spending by the Company's customer base, significantly decreased sales and resultant profitability from this business line. Demand for IT Products was further impacted by the events of September 11th and their aftermath. Even though the demand for IT Products was weak throughout 2001, the Company demonstrated success in acquiring incremental customers beginning in the middle of 2001 by offering PECOS.icm to new customers at no charge in return for a portion of their IT Products spending, which generated transaction-oriented fees for the Company as a sales agent of Tech Data. However, the decline in demand from existing IT Products customers and the uncertainty surrounding the overall economy caused the Company to carefully review its business operations in order to reduce operational and financial risks and properly align the Company's operations with the economic environment. The Company decided to exit the IT Products and services business to reduce costs and allow the Company to focus exclusively on its core eProcurement Marketplace technology.

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

     The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i) The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that 2002 will result in an overall loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

(ii) The Company records impairment losses on long-lived assets to be held and used or to be disposed of other than by sale when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent a good faith estimate based on industry trends and reference to market rates and transactions.

(iii) Revenues from sales of software are recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition, as amended and interpreted. The Company recognizes revenue from the sale of software products when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, and collection of the resulting receivable is reasonably assured. Material differences may result in the amount and timing of revenue for any period if the Company's management made different judgments or utilized different estimates.

Results of Operations

Quarter ended September 30, 2002 compared to the quarter ended September 30, 2001.

     The results of operations for the divested U.K. IT Products remarketing business and the U.S. IT Products and services business have been presented as discontinued operations for all periods presented.

     Net Sales. Net sales for the quarter ended September 30, 2002, which represented eProcurement and eMarketplace service provider license and related fees, were $1.2 million compared to $0.4 million in the comparable quarter of 2001, an increase of $0.7 million or 160%. Net sales in the 2002 quarter included $0.9 million in license and professional service fees related to the Company's government of Scotland PECOS Internet Procurement Manager system ("Scottish Government License"). The Scottish Government License agreement was signed in November 2001 and, hence, did not impact the comparable 2001 quarter's financial results. At September 30, 2002, the Company had recorded $1.6 million of deferred revenue related to the Scottish Government License, compared to $1.3 million as of June 30, 2002. As the Company expects to recognize the majority of this deferred revenue in its fiscal fourth quarter of 2002, it anticipates recording higher sequential quarterly revenues for that period.

     Gross Profit (Loss). The Company recorded a gross profit of $0.8 million in the quarter ended September 30, 2002, compared to a gross profit of $0.1 million in the quarter ended September 30, 2001, an increase of $0.7 million. Cost of sales in the 2002 quarterly period included $216,000 of amortized software costs and maintenance- related expenses together with $121,500 of salary-related expenses, which were incurred in various PECOS implementations. In the
comparable    2001   quarterly    period,    amortized    software   costs   and
maintenance-related expenses amounted to $313,000 with no significant implementation-related costs. In the third quarter of 2002, net sales significantly increased, for the factors noted above, which, when combined with a comparatively lower cost of sales, resulted in a higher gross profit when compared to the same quarterly period in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2002 decreased to $3.0 million from $5.8 million in the 2001 quarter, a decrease of $2.8 million, or 48%. Since the middle of 2001 and into 2002, the Company has implemented cost containment measures designed to align its SG&A costs with lower than anticipated license revenues resulting from the weak economy. The principal reductions in SG&A expenses in the third quarter of 2002 compared to the third quarter of 2001 were comprised of reductions in personnel and depreciation expenses of $1.8 million.

     Research and Development Expense. Research and development expense for the quarters ended September 30, 2002 and 2001 were $125,000 and $348,000, respectively. The expenditures incurred in the 2002 quarter for research and development primarily related to developing significant new functionality for the next generation of PECOS product, version 9.0, which is expected to be released in the first quarter of 2003. The reduction in research and development expenditures in the 2002 quarterly period compared to the 2001 quarterly period primarily relates to a reduction in the number of personnel performing research and development activities.

     Interest Expense. Interest expense for the quarter ended September 30, 2002 was $12,000 compared to $1,000 for the quarter ended September 30, 2001. Interest expense specifically relates to interest paid on capital leases since the Company had no other borrowings.

     Interest Income and Other, Net. Interest income and other, net, for the quarter ended September 30, 2002 increased to $872,000 from an expense of $38,000 in the comparable 2001 quarter primarily as a result of the receipt of a $650,000 settlement from a claim the Company had made against one of its software vendors.

     Net Income (Loss) From Discontinued Operations. The net income from discontinued operations in the three-month period ended September 30, 2002 was $0.1 million compared to a net income from discontinued operation in the three-month period ended September 30, 2001 of $0.3 million. The net income from discontinued operations in the 2001 quarterly period primarily related to the Company's divested U.K. IT Products business, which recorded $0.5 million of net income, offset by a $0.1 million loss related to the Company's divested U.S. IT Products and services business. In the 2002 quarterly period, all of the net income was derived from U.S. discontinued operations.

     Net Gain From Disposal of Discontinued Operations. The net gain from disposal of discontinued operations for the quarter ended September 30, 2002 of $167,000, primarily related to the receipt by the Company of certain amounts related to the sale of the Company's U.S. IT Products and services business that were previously held in escrow.

Nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001.

     The results of operations for the divested U.K. IT Products remarketing business and the U.S. IT Products and services business have been presented as discontinued operations for all periods presented.

     Net Sales. Net sales for the nine-month period ended September 30, 2002 increased to $3.1 million from $1.0 million in the same period of 2001, an increase of $2.1 million, or 222%. Included in the net sales in the 2002 period were $2.1 million in license and professional service fees related to the Scottish Government License.

     Gross Profit (Loss). The Company recorded a gross profit of $2.2 million in the nine-month period ended September 30, 2002, compared to a gross loss of $0.1 million in the nine-month period ended September 30, 2001, an increase of $2.3 million. The increase in gross profit in the nine-month period ended September 30, 2002 compared to the comparable 2001 period was due to a combination of increased net sales in the 2002 period, for the reasons described elsewhere herein without a proportional increase in cost of sales. Cost of sales primarily includes amortized software costs, maintenance-related costs and implementation costs associated with the Company's PECOS implementation. The allocation of the Company's PECOS software development group expenses between cost of sales (maintenance-related expenses and amortization of capitalized software development costs), research and development and capitalized software reflects the various stages of development that the PECOS product is in during each respective period. In the nine months ended September 30, 2002, the amortization of capitalized software and maintenance-related costs amounted to $546,000, compared to $890,000 in the comparable quarterly period in 2001, a decrease of $344,000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the nine-month period ended September 30, 2002 decreased to $10.2 million from $19.9 million in the 2001 quarter, a decrease of $9.7 million, or 49%. Throughout 2002, the Company has continued to implement cost containment measures designed to align its SG&A costs with lower than anticipated license revenues resulting from the weak economy. Those measures included personnel reductions throughout most functional and corporate areas.

     Research and Development Expense. Research and development expense for the nine-month periods ended September 30, 2002 and 2001 were $786,000 and $668,000, respectively. For the 2002 period, the increase in research and development expense related to the development of two new versions of the Company's PECOS product.

     Asset Impairment Charge. For the nine-month periods ended September 30, 2002 and 2001, the Company recorded asset impairment charges of $338,000 and $1,626,000, respectively. The asset impairment charges relate to software initially purchased to augment the Company's PECOS technology.

     Interest Income and Other, Net. Interest income and other, net, for the nine month period ended September 30, 2002 increased to $896,000 from $198,000 in the comparable 2001 quarter, this increase is due primarily to the receipt of a $650,000 settlement from a claim the Company had made against one of its software vendors in the fiscal 2002 third quarter.

     Interest Expense. Interest expense for the nine-month period ended September 30, 2002 was $50,000 compared to $201,000 for the comparable 2001 period. The 2002 and 2001 period interest expense is primarily related to capital leases.

     Net Income (Loss) From Discontinued Operations. The net loss from discontinued operations for the nine month period ended September 30, 2002 was $1.4 million compared to a net income from discontinued operation in the nine month period ended September 30, 2001 of $2.7 million. Since the Company divested its U.K. IT Products business on December 31, 2001, no discontinued operations were recorded for that business in the 2002 period and all of the 2002 period loss related to the Company's previously divested U.S. IT Products and services business. The net income from discontinued operations for the Company's U.S. IT Products and services business was $0.6 million in the nine month period ended September 30, 2001 compared to a net loss from U.S.
discontinued operations of $1.4 million in the comparable 2002 nine month period. In the nine month period ended September 30, 2001, the net income from discontinued operations for the Company's U.K. IT Products business was $2.0 million.

     Net Gain From Disposal of Discontinued Operations. The net gain for the nine-month period ended September 30, 2002 from the disposal of the Company's U.S. IT Products and services business to ePlus on March 29, 2002 was $1,079,000.

Liquidity and Capital Resources

     Net cash used in operating activities from continuing operations for the nine month period ended September 30, 2002 was $9.1 million, resulting primarily from a net loss from continuing operations of $8.3 million, together with a decrease in accounts payable and accrued liabilities of $3.9 million, an increase in accounts receivables and other current assets of $1.2 million, an increase in deferred revenue of $1.5 million, offset by depreciation and impairment charges of $2.7 million. Net cash used in operations may not be indicative of future results due to the sale of certain operations and the Company's transition to an eProcurement and eMarketplace centric supply chain and financial settlement services provider business. Cash provided by investing activities was primarily comprised of the cash proceeds received from the sale of the U.S. IT Products and services business of $1.1 million. Other than finance leases incurred in the normal course of business, the Company did not have any debt as of September 30, 2002.

     At September 30, 2002, the Company's principal sources of liquidity were cash and cash equivalents of $3.9 million (See "Risk Factors Related to Liquidity", below).

     The Company's principal commitments consist of leases on its office facilities and capital leases.

Off-Balance Sheet Financings

     The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities.

Risk Factors Related to Liquidity

     As of September 30, 2002, the Company had $3.9 million of cash and cash equivalents and, other than finance leases incurred in the normal course of business, did not have any outstanding debt. The Company has incurred $82.2 million of cumulative net losses for the three-year period ended December 31, 2001 and has incurred a further net loss from total operations in the nine-month period ended September 30, 2002 of $8.6 million and anticipates recording a loss for the full year ending December 31, 2002. In conjunction with the cost containment measures the Company has taken in 2001 and 2002, and assuming normal collections of accounts receivables due, the Company believes it has sufficient liquidity to fund operations into February 2003 without raising additional capital.

     The Company's consolidated financial statements as of December 31, 2001 were prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2002. The Company's independent accountants, KPMG LLP, issued an audit report dated March 29, 2002 that included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern through December 31, 2002 without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to generate revenue, attain further operating efficiencies and attract new sources of capital. The Company is in the process of seeking additional capital. Alternatively, the Company may seek to sell certain assets and/or rights to its technology in certain specific vertical markets and/or geographic markets. There can be no assurance that the Company will be able to raise capital or sell certain assets and/or rights to its technology, or if so, on what terms or what the timing thereof might be. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     On August 1, 2002, the Company submitted an application to transfer its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market. On August 7, 2002, the Company's transfer was approved, effective on August 9, 2002. The Company's continued listing on the Nasdaq SmallCap Market is subject to satisfying all of the appropriate listing requirements, including a requirement to maintain a $1.00 minimum bid price for ten consecutive trading days prior to November 11, 2002. As of the date of this filing, the Company had not complied with this minimum bid price requirement and the Company received a notice from Nasdaq on November 12, 2002 stating that the Company's common stock is subject to delisting. The Company has the right to, and intends to, request a hearing before a Nasdaq Listing Qualifications Panel, during which time the Company's common stock will continue to trade on the Nasdaq SmallCap Market pending the outcome of the hearing. Nasdaq has informally stated that the appeals process is averaging thirty to forty-five days. If the Company's common stock is ultimately delisted, the Company believes that its common stock will be eligible to begin trading on the Over-the-Counter Bulletin Board ("OTCBB"). The OTCBB is a regulated quotation service that displays real-time quotes, last sales prices and volume information in over-the-counter equity securities.

Factors Affecting Future Performance

     A significant portion of the Company's revenues from continuing operations are from license fees related to the Scottish Government License. This license is expected to generate more than $14 million in total revenues for the Company over seven years. At September 30, 2002, the Company had recorded $1.6 million of deferred revenue related to the Scottish Government License. As the Company expects to recognize the majority of this $1.6 million of deferred revenue in its fiscal fourth quarter of 2002, it anticipates recording higher sequential quarterly revenues for that period. If the Company is unable to perform under this license, it would have a significant affect on the Company's future financial results.

Outlook

     As evidenced by the continued reduction in SG&A expenditures in the third quarter of 2002, the Company's implementation of cost containment programs has significantly reduced its expenses and cash requirements from previous levels. As a result of the cost containment programs and the expected recognition of deferred revenue in the fourth quarter of 2002, the Company anticipates that its operating loss from continuing operations will decrease in the 2002 fourth quarter compared to the 2002 third quarter. Continuing improvements in sequential revenues and operating results from continuing operations in future periods will not occur without generating sufficient incremental sales. Specifically, see "Risk Factors Relating to Liquidity" above.

          STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward- looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: availability and terms of appropriate working capital and/or other financing, particularly in light of (a) the audit opinion from the Company's independent accountants in the Company's Form 10-K as to the Company's necessity to raise capital to continue as a going concern through December 31, 2002, and (b) the Company's $3.9 million in cash and cash equivalents at September 30, 2002 and its history of ongoing operating losses, the overall marketplace and client's acceptance and usage of eCommerce software systems, including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth, corporate demand for eProcurement and eMarketplace solutions; the consequent results of operations given the aforementioned factors; as well as the likelihood of the Company's stock being delisted from the Nasdaq SmallCap Market since the Company has been unable to comply with the $1.00 minimum bid requirement for ten consecutive trading days by November 11, 2002, subject to the appeals process with Nasdaq; and other risks detailed from time to time in the Company's 2001 Annual Report on Form 10-K and in the Company's other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the Company's Registration Statement on Form S-3 filed on June 21, 2002. The Company assumes no obligation to update any of the information contained or referenced in this Quarterly Report on Form 10-Q.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

     The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to an accumulated amount of $143,000. This amount could become more material in the future due to revenues generated in pounds under the Scottish Government License.


Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Processes

     Within the 90-day period prior to the filing of this quarterly report (the "Evaluation Date"), an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)  Change in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                          Part II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     None.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K for the quarter ended September 30, 2002.

---------------------------------

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Elcom International, Inc.

                                        (Registrant)

Date:  November 14, 2002                By:   /s/ Peter A. Rendall
                                            ----------------------------------
                                            Peter A. Rendall
                                            Chief Financial Officer
                                            (Authorized Officer and Principal
                                            Financial Officer)

                                 CERTIFICATIONS



I, Robert J. Crowell, certify that:

     1.  I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Elcom
International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Robert J. Crowell
-----------------------------------
Robert J. Crowell
Chief Executive Officer

I, Peter A. Rendall, certify that:

     1.  I  have  reviewed  this   quarterly   report  on  Form  10-Q  of  Elcom
International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Peter A. Rendall
----------------------------------
Peter A. Rendall
Chief Financial Officer