Form 10-K
period 2002-12-31
ELCOM INTERNATIONAL INC
filed 2003-03-14
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT
                                    OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                      Name of exchange
                 Title of each class                on which registered
                 -------------------                -------------------
            Common Stock, $.01 par value                   OTCBB

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

                                    Yes       No X
                                       ---      ---

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of such stock on the OTCBB on March 3, 2003, was approximately $3,300,000. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 10% or more of the registrant's common stock are affiliates of the registrant.

         The registrant had approximately 30,902,000 shares of Common Stock, $.01 par value, outstanding as of March 3, 2003.

                                     PART I
ITEM 1. BUSINESS

OVERVIEW

         As discussed further herein, on December 31, 2001, the Company divested itself of its U.K. IT Products business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. The divestiture of these businesses has allowed the Company to complete its transition to being a provider of remotely-hosted, eProcurement and eMarketplace ("eSourcing") Internet- and intranet-based software solutions, which automate many supply chain and financial settlement functions associated with procurement. As a result of these divestitures, commencing in the second quarter of 2002, the Company did not record any revenues arising from the sale of IT Products and associated services. From the second quarter of 2002, the Company's sole source of revenue has been the licensing of eSourcing solutions and associated professional services. See "Risk Factors Related to Liquidity." As provided by applicable accounting conventions, the U.S. IT Products and services business and the U.K. IT Products business have been presented as discontinued operations for all periods presented.


         As it relates to the Company's eSourcing business, the Company intends to augment its core eProcurement Marketplace solutions with other licensed supply chain-oriented systems to enable the conduct of interactive procurement and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or eNegotiation, functions and also markets an asset management system, both from third parties. Since its inception in 1992, elcom, inc., the Company's eSourcing subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company's PECOS(TM) solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. The eProcurement and eMarketplace systems the Company offers for licensing include:

         PECOS INTERNET PROCUREMENT MANAGER ("PECOS.ipm") is based on ten years of eCommerce technology development and, as an Internet-based system, has been in development for approximately five years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their Internet/intranet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. Because it has invoicing and receiving functionality and automated financial settlement functions (including support for procurement card technology), PECOS.ipm can operate as a standalone system without an expensive back-end enterprise resource planning, or ERP, system in place, thereby enabling rapid deployment and easier implementation for clients. Clients may integrate PECOS.ipm into their ERP system using simple data feeds. Further, the Company facilitates supplier catalog loads and manages catalog content for the client when the system is remotely-hosted. Since October 2001, the Company has been marketing version 8.0 of its PECOS(TM) technology, which is designed to offer a single solution for robust eProcurement functionality, including "buy-side", which is the capability of a client to order products from its supplier, ePurchasing functionality, including "sell-side", which is the capability of a client to have its customers make purchases electronically, and private eMarketplace functionality, including "eMarketplace", which is the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers. In addition, version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities as well as dynamic documents, eForms and improved organizational data security. The multi-organizational capabilities are critical for large organizations which require each sub-entity of an organization to have its own approval rules, catalog access, report generation, and the ability to maintain the confidentiality of other entities' data. This same capability could allow large eMarketplaces to be formed. Version 8.5, which was announced in May 2002 and implemented in the third quarter of 2002, includes robust support for procurement card technology and automated financial settlement.

         PECOS INTERNET COMMERCE MANAGER ("PECOS.icm") is the Company's eDistribution configuration version of PECOS(TM) that automates the online selling process from product information through financial settlement. PECOS.icm supports the sales of virtually any type of product or service, and includes functionality such as electronic catalogs, shopping cart and shopping cart transfer, real time price and availability access, product configuration and credit card processing. PECOS.icm also supports a virtual sourcing engine that enables the online purchase and/or sale of commodity products, such as IT Products, without the need to maintain inventory.

         The Company also offers an optional dynamic trading system licensed from a third party, which includes request for proposal, private reverse auctioning and other features. In addition, the Company offers an asset management system and is in discussions with several other software firms to offer their systems. These additions would allow the Company to offer a suite of supply chain modules to augment its core eSourcing functionality. Further, in conjunction with the Commonwealth British Council (U.K.), the Company has developed eMarketplace World Network(TM), a global eMarketplace hub, which is designed to interconnect with world-wide eMarketplaces comprised of vertical and geographic trading communities within an industry, allowing eMarketplaces to connect their trading communities so that buyers can easily review participating eMarketplaces and trade with the suppliers participating in those eMarketplaces. The Commonwealth British Council is responsible for marketing this eMarketplace.

         Prior to the divestiture of the IT Products business in the U.K. on December 31, 2001 and the IT Products and services business in the U.S. on March 29, 2002, the Company had historically marketed 130,000 IT Products to commercial, educational and governmental accounts via several electronic methodologies. Throughout 2001, the overall decline in economic activity, as well as capital and discretionary spending by the Company's customer base, significantly decreased sales and resultant profitability from this business line. Demand for IT Products was further impacted by the events of September 11th and their aftermath. Even though the demand for IT Products was weak throughout 2001, the Company demonstrated success in acquiring incremental customers beginning in the middle of 2001 by offering PECOS.icm to new customers at no charge in return for a portion of their IT Products spending, which generated transaction-oriented fees for the Company as a sales agent of Tech Data Corporation ("Tech Data"). However, the decline in demand from existing IT Products customers and the uncertainty surrounding the overall economy caused the Company to carefully review its business operations. In order to reduce operational and financial risks and properly align the Company's operations with the economic environment, the Company decided to exit the IT Products and services business to reduce costs and allow the Company to focus exclusively on its core eSourcing technology.


         As part of its strategy to reduce cash outlays and to transition to a pure technology-based model, on December 31, 2001, the Company sold substantially all of the assets and liabilities of its U.K. IT Products remarketing business to AJJP Limited, a company formed by certain members of the former U.K. IT Products remarketing business. AJJP Limited subsequently changed its name to Elcom Information Technology Limited. Elcom Systems Limited, an indirect U.K. subsidiary of the Company, continues to operate the Company's U.K. technology business, primarily focusing on eSourcing in the commercial and governmental sectors. As a result of the sale of the U.K. IT Products remarketing business, the consolidated financial statements, including the results of operations and selected financial data contained herein, have been presented as if the U.K. IT Product remarketing business were a discontinued operation for all periods presented. Accordingly, the results of operations of the business, including revenues, gross profit and expenses, are reported as a single line item below net income (loss) from continuing operations for all periods presented.

         The final transition to a pure technology based model was completed on March 29, 2002, at which point the Company sold certain assets that were used in the Company's U.S. IT Products and services activities to ePlus Technology, Inc. ("ePlus"). The principal assets sold were customer lists, customer contracts and certain fixed assets. In addition, ePlus acquired a perpetual license for certain of the Company's software and assumed one of the Company's property leases in San Diego, California. The terms of the sale also provided for a cash payment and that the Company support ePlus with managed services to transition the IT Products and services activities to ePlus, including use of certain of the Company's leased facilities. The Company ceased providing managed services to ePlus in February 2003. The Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009. Accordingly, the results of operations of the business, including revenues, gross profit and expenses are reported as a single line item below net income (loss) from continuing operations for all periods presented.


BUSINESS-TO-BUSINESS ELECTRONIC COMMERCE OVERVIEW

         Forrester Research estimates that the business-to-business electronic commerce market will grow from $403 billion in 2000 to $2.7 trillion by 2004. Gartner Group has forecasted the market for eProcurement license revenues to grow from $0.7 billion in 2002 to $1.1 billion in 2005. These research forecasts indicate that adoption of eProcurement and eMarketplace systems will create a large market opportunity for solution providers as the market moves from early adopters, currently characterized primarily by Fortune 1000 companies, to mid-market and mainstream companies in 2003 and beyond.

PRODUCTS AND PRICING

         Products. The Company develops and licenses its PECOS(TM) remotely-hosted, self-service, Internet and web-based automated purchasing and marketplace systems, as described above. The Company also offers a dynamic trading system and asset management system from third parties.

         Pricing. The Company believes that PECOSTM, including its remotely-hosted automated eProcurement and eMarketplace system(s), is competitively priced compared to license fees charged by other eProcurement software providers.

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

         The Company's operations are dependent in part upon its ability to protect its MIS network infrastructure in its Norwood, MA facility against damage from physical break-ins, natural disasters, operational disruptions and other events. To protect the Company's data and provide service if the Company's data center were to become inoperative, the Company has a disaster-recovery system agreement with a major computer and services company.

SALES AND MARKETING

         As of December 31, 2002, the Company's sales and support personnel operated from two locations, Norwood, MA (U.S.A.) and Slough (U.K.). The Company markets and sells its eSourcing solutions primarily through its indirect sales channels. The Company utilizes technical professionals who create organization-specific proposals, presentations and demonstrations that address the specific needs of each potential client. In 2002, the Company limited its marketing activities, including activities related to its channel partners, in response to the cost containment measures undertaken by the Company.


CUSTOMER SERVICE AND SUPPORT

         The Company believes that customer satisfaction is essential for its long-term success and offers comprehensive customer assistance programs. The Company's technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. The Company uses a customer service automation system to track each customer inquiry until it is resolved.

COMPETITION

         The market for eSourcing solutions is relatively new and evolving rapidly. The Company expects competition in this market to intensify in the future. Among other factors, before licensing an eBusiness system, the Company believes potential clients consider the cost of the system compared to the level of features and functions available in electronic commerce ("eCommerce") applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company's existing computer system. The Company competes with vendors of prepackaged eCommerce software, vendors of software tools for developing eCommerce applications and systems integrators. The Company's competitors include Ariba, Inc. and Commerce One, Inc. The Company anticipates future competition from other emerging and established companies, including Oracle, IBM, and SAP AG, all of which have announced products or alliances to offer Internet-based eCommerce. The Company's potential competitors also include systems integrators such as Electronic Data Systems (EDS) and a number of EDI solution vendors.

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

GOVERNMENT REGULATION

         The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce between PCs, among local area networks or on the Internet. However, due to the increasing popularity and use of PCs and the Internet, it is possible that additional laws and regulations may be adopted with respect thereto, covering issues such as user privacy, pricing and characteristics, taxation of Internet sales and quality of products and services. The adoption of any such laws or regulations may decrease the growth of eCommerce and/or the Internet, which could in turn decrease the demand for the Company's products and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is evolving.

ENVIRONMENTAL MATTERS

         Based on the Company's experience to date, the cost of compliance with environmental matters has been immaterial and the Company believes that it is in material compliance with applicable environmental laws and regulations.

PERSONNEL

         As of December 31, 2002, the Company had a total of 57 personnel. The Company's personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company's future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future. As of March 2, 2003, the Company employed 48 personnel in the U.S. and U.K.

COMPANY TRADE NAMES AND TRADEMARKS

         The Company has referred to a variety of other entities and products in this Annual Report on Form 10-K, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

ITEM 2.  PROPERTIES

         As of December 31, 2002, the Company leased the properties set forth below. The facility leases vary in remaining length, from two months to four years. See Note (6) to the consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

                                APPROXIMATE
                                  SQUARE
  LOCATION                        FOOTAGE                         USE
  --------------------------------------------------------------------------------------------------------

  Norwood, Massachusetts           36,000   Corporate Headquarters and elcom, inc. Headquarters

  Canton, Massachusetts            84,000   Property sublet to a third party through remaining lease term

  Canton, Massachusetts            42,800   Vacant property, lease term ends March 13, 2003

  New York                          5,570   Property sublet to a third party through remaining lease term

         Effective December 4, 2002, the landlord for the 42,800 square foot Canton location and the Company executed an agreement to terminate the lease, provided the Company delivers to landlord a notice of its election to so terminate the lease within a certain period of time (the "Canton Lease Termination Agreement"). From and after the lease termination date until the earlier of the date the landlord sells the premises or the another tenant takes possession of the premises, the Company continues to be obligated to pay taxes under such lease and maintain the premises and insurance on the premises. In early February 2003, the Company received notice from the landlord that the Company was in breach of the lease for failure to timely pay rent for the month of February and real estate taxes previously billed to the Company. Such amounts are less than $40,000 in the aggregate. The landlord has indicated that it is reserving all its rights and remedies under the lease. Such rights include, but are not limited to, landlord's election to require the Company to pay liquidated damages for the unexpired term of the rental or other payments named in the lease. On March 5, 2003, Company provided landlord with notice, pursuant to the Canton Lease Termination Agreement that Company is terminating the lease effective March 13, 2003.

         In February 2003, the Company received notice that it was in default under the terms and conditions of the lease for the New York premises. The notice stated that the Company had failed to pay the landlord rent and additional rent of approximately $53,000. In the event that Company fails to cure such default, upon the exercise of landlord's rights under the lease for the New York premises, landlord could elect to terminate the lease. Pursuant to such lease, Company would continue to be obligated to pay any and all rent and additional rent for the original term of the lease.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Prior to August 11, 2002, the Company's Common Stock was listed on the Nasdaq National Market. From August 11, 2002 to January 15, 2003, the Company's Common Stock was listed on the Nasdaq SmallCap Market. Since January 16, 2003, the Company's Common Stock commenced trading on Nasdaq's Over The Counter Bulletin Board, ("OTCBB") under the symbol ELCO. As of December 31, 2002, there were approximately 338 stockholders of record of the Company's Common Stock. This number does not reflect persons or entities who hold their stock in nominee or "street name" through various brokerage firms which persons or entities are estimated by the Company to be in excess of 16,000 as of December 31, 2002. The high and low closing sales prices reported by the Nasdaq National Market or Nasdaq SmallCap Market for each of the quarters in the two year period ended December 31, 2002 are set forth in the table below. For the period from January 1, 2003 to March 5, 2002, such high and low closing sales prices (bid quotations beginning January 16, 2003) were $0.24 and $0.07, respectively. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.


                                          2002                               2001
                               ---------------------------      ----------------------------

         Quarter Ended            High              Low               High           Low
         -----------------------------------------------------------------------------------
         March 31,               $1.680           $0.870            $5.125           $1.719
         June 30,                $0.850           $0.370            $2.850           $1.531
         September 30,           $0.690           $0.180            $1.730           $0.910
         December 31,            $0.440           $0.160            $1.950           $1.240


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

RECENT SALES OF UNREGISTERED SECURITIES

         None

EQUITY COMPENSATION PLAN INFORMATION

         See Item 12 for the disclosure required by Item 201(d) of Regulation
S-K.

ITEM 6.  SELECTED FINANCIAL DATA


         The following table sets forth selected consolidated financial data for the Company for the years ended December 31, 1998 through December 31, 2002 and at the end of each of those years. The historical financial data for the years ended 2000, 2001 and 2002 is derived from the Consolidated Financial Statements of the Company audited by KPMG LLP included within this Form 10-K. The historical financial data for 1998 is derived from the Consolidated Financial Statements of the Company audited by Arthur Andersen LLP and the historical data for 1999 is derived from the consolidated financial statements of the Company audited by KPMG LLP, not included in this Form 10-K. This information should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Annual Report. As discussed more fully herein, for all periods presented, the results of operations of the U.K. IT Products business disposed of in December 2001 and the U.S. IT Products and services business have been accounted for within discontinued operations. The results of operations from the U.K. IT Products business sold in July 1999 are included in continuing operations for all periods presented.


                                                                Years ended December 31,
                                          ----------------------------------------------------------------
                                                1998         1999          2000         2001         2002
                                          -----------  -----------   -----------  -----------  -----------
INCOME STATEMENT DATA:

Net sales                                 $    82,595  $   119,858   $       908  $     4,163  $     4,773
                                          ===========  ===========   ===========  ===========  ===========
Gross profit                              $    11,759  $    10,517   $       860  $     2,908  $     3,721
                                          ===========  ===========   ===========  ===========  ===========
Selling, general and administrative
  expenses                                $    22,611  $    29,325   $    25,694  $    23,621  $    12,967
                                          ===========  ===========   ===========  ===========  ===========
Research and development expenses         $     1,178  $     1,343   $     1,695  $     1,089  $       863
                                          ===========  ===========   ===========  ===========  ===========
Asset impairment charges                  $     3,808  $    10,057   $        --  $     1,626  $       338
                                          ===========  ===========   ===========  ===========  ===========

Operating profit (loss)                   $   (15,838) $   (30,208)  $   (26,529) $   (23,428) $   (10,447)
Interest and other income (expense), net           15         (595)        2,032          (34)         578
                                          -----------  ------------  -----------  -----------  -----------
Income (loss) before income taxes             (15,823)     (30,803)      (24,497)     (23,462)      (9,869)
Income tax expense (benefit)                      193         (969)           --           --           --
                                          -----------  -----------   -----------  -----------  -----------
Net income (loss) from continuing
  operations                                  (16,016)     (29,834)      (24,497)     (23,462)      (9,869)
Net income (loss) from discontinued
  operations, U.K.                                802      (12,471)        1,594        1,942           --
Net income (loss) from discontinued
  operations, U.S.                            (10,346)        (233)        3,149       (1,097)        (788)
Gain from discontinued operations,
  net of tax                                       --           --            --        2,738        1,100
                                          -----------  -----------   -----------  -----------  -----------
Net income (loss)                         $   (25,560) $   (42,538)  $   (19,754) $   (19,879) $    (9,557)
                                          ===========  ===========   ===========  ===========  ===========

Basic and diluted net income (loss)
  per share data

Continuing operations                     $     (0.59) $     (1.07)  $     (0.80) $     (0.76) $     (0.32)
Discontinued operations, U.K.                    0.03        (0.45)         0.05         0.06           --
Discontinued operations, U.S.                   (0.38)       (0.01)         0.10        (0.03)       (0.03)
Disposal of discontinued operations                --           --            --         0.09         0.04
                                          -----------  -----------   -----------  -----------  -----------
Basic and diluted net income
  (loss) per share                        $     (0.94) $     (1.53)  $     (0.65) $     (0.64) $     (0.31)
                                          ===========  ===========   ===========  ===========  ===========
Basic weighted average shares outstanding      27,322       27,846        30,487       30,912       30,901
                                          ===========  ===========   ===========  ===========  ===========



                                                                       December 31,
                                          ----------------------------------------------------------------

                                              1998         1999          2000         2001         2002
                                          -----------  -----------   -----------  -----------  -----------
CONSOLIDATED BALANCE SHEET DATA
    OF CONTINUING OPERATIONS:

Current assets                            $    85,698  $    31,982   $    24,781  $    11,606  $     2,827
                                          ===========  ===========   ===========  ===========  ===========
Total assets                              $    97,736  $    39,161   $    35,687  $    17,445  $     4,786
                                          ===========  ===========   ===========  ===========  ===========
Current liabilities                       $    78,256  $     5,054   $     5,544  $     6,252  $     3,491
                                          ===========  ===========   ===========  ===========  ===========
Long-term liabilities, net of current
  portion                                 $       488  $       260   $       726  $       274  $        --
                                          ===========  ===========   ===========  ===========  ===========
Stockholders' equity                      $    85,017  $    46,668   $    30,954  $    11,319  $     1,598
                                          ===========  ===========   ===========  ===========  ===========
Total liabilities and stockholders'
  equity                                  $   163,761  $    51,982   $    37,224  $    17,845  $     5,089
                                          ===========  ===========   ===========  ===========  ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW


         As discussed further herein, on December 31, 2001, the Company divested itself of its U.K. IT Products business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. The divestiture of these businesses has allowed the Company to complete its transition to being a provider of remotely-hosted, eProcurement and eMarketplace ("eSourcing") Internet- and intranet-based software solutions, which automate many supply chain and financial settlement functions associated with procurement. As a result of these divestitures, commencing in the second quarter of 2002, the Company did not record any revenues arising from the sale of IT Products and associated services. From the second quarter of 2002, the Company's sole source of revenue has been the licensing of eSourcing solutions and associated professional services. As provided by applicable accounting conventions, the U.S. IT Products and services business and the U.K. IT Products business have been presented as discontinued operations for all periods presented.


         Since its inception in 1992, elcom, inc., the Company's eSourcing subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company also offers an optional dynamic trading system licensed from a third party, which includes request for proposal, private reverse auctioning and other features. In addition, the Company offers an asset management system.


         Prior to the divestiture of the IT Products business in the U.K. on December 31, 2001 and the IT Products and services business in the U.S. on March 29, 2002, the Company had historically marketed as many as 130,000 IT Products to commercial, educational and governmental accounts via several electronic methodologies. Throughout 2001, the overall decline in economic activity, as well as capital and discretionary spending by the Company's customer base, significantly decreased sales and resultant profitability from this business line. Demand for IT Products was further impacted by the events of September 11th and their aftermath. Even though the demand for IT Products was weak throughout 2001, the Company demonstrated success in acquiring incremental customers beginning in the middle of 2001 by offering PECOS.icm to new customers at no charge in return for a portion of their IT Products spending, which generated transaction-oriented fees for the Company as a sales agent of Tech Data. However, the decline in demand from existing IT Products customers and the uncertainty surrounding the overall economy caused the Company to carefully review its business operations. In order to reduce operational and financial risks and properly align the Company's operations with the economic environment, the Company decided to exit the IT Products and services business to reduce costs and allow the Company to focus exclusively on its core eSourcing technology. Sales to one customer comprised 73% of 2002 net sales from continuing operations and sales to one customer comprised of 69% of 2001 net sales from continuing operations. No customers individually exceeded 10% of net sales in 2000.

RESULTS OF OPERATIONS

         The following table sets forth various items as a percentage of net sales for each of the years in the three-year period ended December 31, 2002:

                                                                  2000              2001             2002
                                                                --------          ------           -------

         Net sales                                                 100%             100%              100%
         Gross profit                                               95%              70%               78%
         Sales, general and administrative expenses              2,830%             567%              272%
         Research and development                                  187%              26%               18%
         Asset impairment charges                                    --              39%                7%
         Operating profit (loss)                               (2,922)%           (563)%            (219)%
         Interest expense                                         (23)%             (3)%              (1)%
         Interest income and other, net                            246%               3%               14%
         Net loss from continuing operations                   (2,698)%           (564)%            (207)%
         Net loss from discontinued operations                     522%              20%             (17)%
         Gain on disposal of discontinued operations                 --              66%               23%



RESULTS OF OPERATIONS

         The results of operations for the divested U.K. IT Products remarketer business and the U.S. IT Products and services business have been presented as discontinued operations for all periods presented.

Year ended December 31, 2002 compared to the year ended December 31, 2001.


         Net Sales. Net sales for the year ended December 31, 2002, which represented eSourcing license and related fees, were $4.8 million compared to $4.2 million in the year ended December 31, 2001, an increase of $0.6 million or 15%. Net sales in the 2002 fiscal year included $2.8 million in license and $0.5 million in professional service fees related to the Company's government of Scotland PECOS Internet Procurement Manager system ("Scottish Government License"). The Scottish Government License agreement was signed in November 2001 and did not impact 2001 financial results. The Scottish Government License is a license of the PECOS technology granted to Cap Gemini, Ernst & Young with the right to sub-license the technology to the Scottish Government. At December 31, 2002, the Company had recorded $0.3 million of deferred revenue related to the Scottish Government License. The Company expects to recognize the majority of this deferred revenue in its fiscal first and second quarters of 2003. Net sales in 2001 included $2.9 million arising from a one-time sale of proprietary software to Elcom Information Technology Limited, an unrelated company that acquired the U.K. IT Products reseller business.

         Gross Profit. The Company recorded gross profit of $3.7 million in the year ended December 31, 2002, compared to gross profit of $2.9 million in the year ended December 31, 2001, an increase of $0.8 million, or 28%. Cost of sales in the 2002 annual period included $423,000 of amortized software costs and maintenance-related expenses, together with $131,000 of salary-related expenses, which were incurred in various PECOS implementations. In the comparable 2001 annual period, amortized software costs and maintenance-related expenses amounted to $446,000 with no significant implementation-related costs.

         Selling, General and Administrative Expenses. Total selling, general and administrative ("SG&A") expenses for the year ended December 31, 2002 decreased to $13.0 million from $23.6 million in 2001, a decrease of $10.7 million, or 45%. Since the middle of 2001, the Company has implemented numerous cost containment measures designed to better align its SG&A costs with lower than anticipated license revenues resulting from the weak economy. The principal reductions in SG&A expenses in 2002 compared to 2001 were comprised of reductions in personnel and depreciation expenses of approximately $7 million.

         Research and Development Expense. Research and development expense for the years ended December 31, 2002 and 2001 were $0.9 million and $1.1 million, respectively, a decrease of $0.2 million or 21%. The expenditures reflect the on-going product development of the PECOS(TM) technology prior to reaching technological feasibility of each new version. The reduction in research and development expenditures in 2002 compared to 2001 primarily relates to a reduction in the number of personnel performing research and development activities. In 2001, the Company capitalized $422,000 and in 2002, $0 was capitalized.

         Asset Impairment Charges. For the years ended December 31, 2002 and 2001 the Company recorded asset impairment charges of $0.3 million and $1.6 million, respectively. The charges relate to previously capitalized software costs that were acquired to augment the Company's PECOS(TM) technology. The related software did not perform as anticipated and was never put into production. The Company recorded the charge in the period it was determined the Company was going to abandon the use of the software.

         Interest Expense. Interest expense for the year ended December 31, 2002 remained consistent at $0.1 million. Interest expense relates to interest paid on capital leases since the Company had no other borrowings.

         Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 2002 increased to $0.6 million from $0.1 million in 2001. The 2002 income primarily relates to the receipt of a $650,000 settlement from a claim the Company had made against one of its software vendors.

         Net Income (Loss) From Discontinued Operations. The net loss from discontinued operations for the year ended December 31, 2002 was $0.8 million compared to net income from discontinued operation for the year ended December 31, 2001 of $0.8 million. The net income from discontinued operations in 2001 related to the Company's divested U.K. IT Products business, which recorded $1.9 million of net income, offset by $1.1 million of net loss related to the Company's divested U.S. IT Products and services business. In the 2002 fiscal year, all of the net loss was derived from U.S. discontinued operations.


         Gain (Loss) From Disposal of Discontinued Operations The gain from the disposal of discontinued operations (net of tax) for the year ended December 31, 2002 was $1.1 million compared to a gain of $2.7 million for the year ended December 31, 2001. The 2001 gain of $2.7 resulted from the sale of the U.K. IT Products reseller business. The 2002 gain of $1.1 resulted from the sale of the Company's U.S. IT Products and service business.

Year ended December 31, 2001 compared to the year ended December 31, 2000.

         Net Sales. Net sales for the year ended December 31, 2001 increased to $4.2 million from $0.9 million in 2000, an increase of $3.3 million or 358%. This increase was primarily due to the one-time sale of proprietary software in the amount of $2.9 million to Elcom Information Technology Limited, a company formed by former members of the Company's U.K. IT Products remarketing business that acquired such business.


         Gross Profit. Gross profit for the year ended December 31, 2001 increased to $2.9 million from $0.9 million in 2000, an increase of $2.0 million or 238%. The increase in gross profit dollars was primarily a result of the one-time sale of proprietary software to Elcom Information Technology Limited. Cost of sales in the 2001 annual period included $446,000 of amortized software costs and maintenance-related expenses. In the comparable 2000 annual period, there were no significant amortized software costs.

         Selling, General and Administrative Expenses. Total SG&A expenses for the year ended December 31, 2001 decreased to $23.6 million from $25.7 million in 2000, a decrease of $2.1 million, or 8.1%. This decrease reflected the Company's cost containment measures begun in 2001 designed to align its SG&A costs with lower than anticipated license revenues resulting from the weak economy.

         Research and Development Expense. Research and development expense for the years ended December 31, 2001 and 2000 were $1.1 million and $1.7 million, respectively, a decrease of $0.6 million or 35.8%. The expenditures reflected the on-going product development of the PECOS(TM) technology prior to reaching technological feasibility of each new version. The decrease was due to the increase in expenditures after reaching technological feasibility, which are reflected in cost of sales as well as the capitalization of research and development costs totaling $422,000 in 2001 compared to $470,000 in 2000.


         Asset Impairment Charges. For the years ended December 31, 2001 and 2000, the Company recorded asset impairment charges of $1.6 million and $0, respectively. The $1.6 million charge related to previously capitalized software that was originally purchased from a third party to augment the Company's PECOS(TM) technology. The related software did not perform as anticipated and was never put into production.

         Interest Expense. Interest expense for the year ended December 31, 2001 decreased to $0.1 million from $0.2 million in 2000. Interest expense related to interest paid on capital leases since the Company had no other borrowings. The decrease is a result of the expiration of capital leases during 2000 and 2001.

         Interest Income and Other, Net. Interest income and other, net, for the year ended December 31, 2001 decreased to $0.1 million from $2.2 million in 2000. This decrease was primarily a result of recording an $0.8 million gain in 2000 on the sale of assets related to the receipt of funds which were being held in escrow pursuant to the 1999 U.K. remarketer group purchase and sale agreement.

         Net Income (Loss) From Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2001 was $0.8 million compared to a net income from discontinued operation for the year ended December 31, 2000 of $4.7 million. The net income from discontinued operations in the 2000 fiscal year related to the Company's divested U.K. IT Products business, which recorded $1.6 million of net income, and an additional $3.1 million of net income related to the Company's divested U.S. IT Products and services business. In 2001, net income from discontinued operations related to the Company's divested U.K. IT Products business, which recorded $1.9 million of net income offset by $1.1 million of net loss related to the Company's divested U.S. IT Products and services business.

         Gain (Loss) From Disposal of Discontinued Operations (net of tax). The gain from the disposal of discontinued operations (net of tax) for the year ended December 31, 2001 was $2.7 million which resulted from the sale of the U.K. IT Products reseller business.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities from continuing operations for the year ended December 31, 2002 was $8.3 million, resulting primarily from a net loss from continuing operations of $9.9 million, together with a decrease in accounts payable and accrued liabilities of $2.3 million, an decrease in accounts receivables and other current assets of $0.3 million, offset by depreciation of $3.1 million and impairment charges and other items amounting to $0.3 million. Net cash used in operations may not be indicative of future results due to the sale of certain operations and the Company's transition to an eSourcing business. Cash provided by investing activities was primarily comprised of the cash proceeds received from the sale of the U.S. IT Products and services business to ePlus of $2.1 million. Other than finance leases incurred in the normal course of business, the Company did not have any debt as of December 31, 2002.

         At December 31, 2002, the Company's principal sources of liquidity were cash and cash equivalents of $2.3 million. During fiscal 2002, the Company significantly reduced its workforce (excluding those employees that transferred to ePlus as a result of the sale of the U.S. IT Products and services business) by approximately 90 employees to better align its operating expenses with its revenue levels. In addition, in the first quarter of 2003, the Company implemented further personnel and salary reductions in the U.S. and eliminated certain staff positions in the U.K. The Company continues to explore ways to eliminate or reduce ongoing expenditures until such time as the Company can increase its cash sources. (See "Risk Factors Related to Liquidity", below).

         The Company's principal commitments consist of leases on its office facilities and capital leases. Although the Company may require ongoing investments in property, equipment and software, the Company does not expect these amounts to be material in fiscal 2003.

         On December 31, 2001, the Company sold substantially all of the assets and liabilities of the Company's U.K. IT Products business to AJJP Limited, a company that was formed by certain members of the former U.K. management team. The sales price for the transaction consisted of the assumption of approximately $3 million of net liabilities plus a nominal payment to the Company.

         The Company's customer contracts typically contain customary provisions that indemnify customers for losses that they may incur in the unlikely event that there is an intellectual infringement claim made against the customer relating to use of the Company's PECOS products. The Company believes that the financial risk relating to these provisions are insignificant. The Company agreed to indemnify ePlus for any claims arising from any actual or alleged breach of any warranty, representation or covenant contained in the agreement for the sale of the U.S. IT Products business. Such indemnification obligation expires on March 29, 2003 and is limited to the purchase price for the U.S. IT Products business.


RISK FACTORS RELATING TO LIQUIDITY



         The Company's consolidated financial statements as of December 31, 2002 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2003. The Company's independent accountants, KPMG LLP, have issued a report dated March 7, 2003 that included an explanatory paragraph referring to the Company's significant operating losses and substantial doubt in its ability to continue as a going concern past April 2003 (See Note (1)(a)) without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies, attract new sources of capital or issuance of debt. The Company intends to seek additional capital, which would result in dilution for its stockholders. There can be no assurance that the Company will be able to raise capital, or if so, on what terms or what the timing thereof might be. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As of December 31, 2002, the Company had approximately $2.3 million of cash and cash equivalents and did not have any outstanding debt except for capital leases totaling approximately $0.3 million. The Company has incurred $49.2 million of cumulative net losses for the three-year period ended December 31, 2002. Total stockholders' equity decreased from $11.3 million at December 31, 2001 to $1.6 million at December 31, 2002. Although the Company has recorded sequentially better operating profits from continuing operations throughout fiscal 2002, the Company does not expect this trend to continue into fiscal 2003 as the sequential quarterly increases in revenue generated by the Government of Scotland license maximized in the fourth quarter of 2002. The Company believes it has sufficient liquidity to fund operations into April 2003 without raising additional working capital. In the event the Company is unable to generate license revenues or raise additional working capital from the sale of assets or by other means, the Company may be forced to seek protection under U.S. bankruptcy laws.

     The Company's contractual obligations payable or maturings in the follow years (in thousands):

                                                                 PAYMENTS DUE BY PERIOD
                                          ----------------------------------------------------------------
                                                       LESS THAN                                   AFTER
                                             TOTAL        1 YEAR      1-3 YEARS    4-5 YEARS      5 YEARS
                                          -----------  -----------   -----------  -----------  -----------
Capital lease obligations                 $   288,597  $   288,597   $        --  $        --  $        --
Operating leases                            2,455,305      893,960     1,561,345           --           --
                                          -----------  -----------   -----------  -----------  -----------
  Total contractual cash obligations      $ 2,743,902  $ 1,182,557   $ 1,561,345  $        --  $        --
                                          ===========  ===========   ===========  ===========  ===========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i) The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that 2003 will result in an overall loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.


(ii) The Company records impairment losses on long-lived assets to be held and used or to be disposed of other than by sale when events and circumstances indicate that the assets might be impaired and the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company's estimates of fair value represent a good faith estimate based on industry trends and reference to market rates and transactions.


(iii)       Revenue Recognition

            Revenue consists principally of fees for licenses of the Company's software products, maintenance, hosting, consulting, and training. As part of the revenue recognition process significant management judgments and estimates must be made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

            We recognize revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. We sell our professional services separately on a time-and-materials basis and at times without a software license, and we have established Company-specific objective evidence on this basis. Company-specific objective evidence for maintenance is determined based upon the either the renewal rates when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contract. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in

            SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term. Changes to the elements of a software arrangement, the ability to identify which company-specific objective evidence and the fair value of the respective elements could materially impact the amount of earned and deferred revenue.

            Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require services that are essential to the functionality of the software. Our ability to estimate if the collection of the resulting receivable is probable could materially impact the amount of revenue we record.

            Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Our arrangements do not generally provide for a right of return, and historically product returns have not been significant. We provide for sales return allowances on an estimated basis.

            Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally result from deferred maintenance and support, hosting, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

(iv)        Software Development Costs

            We account for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. For new versions of our products we typically achieve technological feasibility far enough in advance of general release to warrant the capitalization of subsequent development costs. Judgment is required in determining when the technological feasibility of a product is established and in estimating the life of the product for which the capitalized costs will be amortized.


OFF-BALANCE SHEET FINANCINGS

         The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities.

FACTORS AFFECTING FUTURE PERFORMANCE

         A significant portion of the Company's revenues from continuing operations are from license fees derivable from Cap Gemini, Ernst & Young ("Cap Gemini") under an arrangement that Cap Gemini has with the Scottish Government executed in November 2001. Through December 31, 2002, the Company has received $3.8 million in cash under this arrangement, of which $3.5 million has been recognized as revenue and $300,000 has been deferred. Assuming full implementation by the Government of Scotland, this arrangement may generate in excess of $14 million in total revenues over the seven year life of the agreement. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company's eSourcing solution by the entities within the Scottish Government, renewal by the entities within the Scottish Government of their rights to use the eSourcing solution, the procurement of additional services from the Company by entities within the Scottish Government, Cap Gemini's relationship with the Scottish Government, and their compliance with the terms and conditions of their agreement with the Scottish Government and the ability of the Company to perform under its agreement with Cap Gemini.

         If further business fails to develop under this agreement, or if the Company is unable to perform under this agreement, it would have a material adverse affect on the Company's future financial results and ability to continue as a going concern. The Company anticipates that its revenues for the first quarter of 2003 will be substantially lower than those recorded in the fourth quarter of 2002 as deferred revenue at December 31, 2002 amounts to $300,000 and there have been no additional licenses executed by the Scottish Government through March 13, 2003.


OUTLOOK

         As evidenced by the continued reduction in SG&A expenditures in the fourth quarter of 2002, the Company's implementation of cost containment programs has significantly reduced its expenses and cash requirements from previous levels. Although the Company has been able to reduce its operating expenses going forward, the level of deferred revenue at December 31, 2002 was significantly less than that recorded at September 30, 2002. As a result, the Company expects that its operating loss from continuing operations in the first quarter of 2003 will be higher than that recorded in the fourth quarter of 2002. Improvements in revenues and operating results from continuing operations in future periods will not occur without the Company being able to raise additional working capital in the near future. Specifically, see "Risk Factors Relating to Liquidity" above.

          STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT


         Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) availability and terms of appropriate working capital and/or other financing to keep the Company operating, particularly in light of the audit opinion from the Company's independent accountants in this Annual Report on Form 10-K as to the Company's necessity to raise capital to continue as a going concern past April 2003, the Company's $2.3 million in cash and cash equivalents at December 31, 2002 and its history of ongoing operating losses; (ii) the overall marketplace and client's acceptance and usage of eCommerce software systems, including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth, corporate demand for eProcurement and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; and (iv) the necessity of the Company to raise additional working capital to fund operations beginning in April 2003 and the availability of any such funding to the Company and other risks detailed from time to time in this Annual Report on Form 10-K and in its other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the Company's Registration Statement on Form S-3 filed on June 21, 2002. In the event the Company is unable to raise additional working capital from additional license fees for the sale of assets or by other means, the Company may be forced to seek protection under U.S. bankruptcy laws. The Company assumes no obligation to update any of the information contained or referenced in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.


         The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to an accumulated loss of $901,000. This amount could become more material in the future due to revenues generated in pounds under the Scottish Government License.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not Applicable.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The name, age and position of the Company's Executive Officers and Directors are as follows:

                         Name          Age                           Position
   -------------------------------------------------------------------------------------------------------
   Robert J. Crowell                  51       Class III Director, Chairman of the Board of Directors and
                                               Chief Executive Officer of the Company

   John E. Halnen                     36       President and Chief Operating Officer of the Company

   Peter A. Rendall                   37       Chief Financial Officer and Secretary of the Company

   Scott M. Soloway                   41       Vice President and General Counsel of the Company

   Richard J. Harries, Jr.            62       Class II Director of the Company

   John W. Ortiz                      79       Class I Director of the Company

   William W. Smith                   51       Class III Director and Vice Chairman of the Company

        A brief resume for each of the Company's Executive Officers and Directors is set forth below:

        Robert J. Crowell, the Company's founder, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1992. Mr. Crowell has founded and managed several companies since 1977. From May 1990 to April 1992, he was the Chairman, and from May 1990 to January 1992, Chief Executive Officer also, of JWP Information Services, Inc., a subsidiary of JWP INC. ("JWP"), with approximately $1.4 billion in 1992 revenues. From 1983 to 1990, Mr. Crowell was the Chairman and Chief Executive Officer of NEECO, Inc. ("NEECO"), a publicly-held national PC reseller which was acquired by JWP (forming JWP Information Services, Inc.) in May 1990 for approximately $100 million. From 1977 to 1983, Mr. Crowell founded and managed New England Electronics Co., Inc. (which was renamed NEECO and became a public company in 1986), and Microamerica Distributing Co., Inc. ("Microamerica"), a PC products distributor which Mr. Crowell founded in 1979 as a subsidiary of NEECO. Microamerica was later spun-off by its acquirer and subsequently merged with Softsel to form Merisel, then a PC products distributor, now a provider of software license products to resellers. Mr. Crowell also founded Professional Software, Inc. in 1980, a PC-based word processing and database software company ("Professional Software"), which was sold in 1986. Mr. Crowell holds a Magna Cum Laude Bachelor of Science degree in Accounting from the University of Massachusetts and is a Vietnam veteran.

        John E. Halnen has been the President of the Company since November 2000 and President and Chief Operating Officer since June 2001. From December 1999 through October 2000, Mr. Halnen was President and Chief Executive Officer of Elcom Services Group, Inc. From April 1998 through December 1999, Mr. Halnen was Chief Operating Officer for Elcom Services Group, Inc. From January 1995 through April 1998, Mr. Halnen served as Vice President of Operations for Elcom Services Group, Inc. and prior to that time held other positions at Elcom Services Group, Inc. since joining the organization in October 1992.

        Peter A. Rendall has been the Company's Chief Financial Officer since October 1999. From April 1999 through September 1999, Mr. Rendall was Vice President of Finance of Elcom Services Group, Inc. From 1996 through March 1999, Mr. Rendall held the positions of Vice President of Operations and Vice President of Finance with Logica, Inc., a subsidiary of Logica, plc, a U.K. publicly-held international software integration services company. Prior to joining Logica, Mr. Rendall was a senior manager with PriceWaterhouseCoopers, in their Boston office. Mr. Rendall holds a Bachelor of Science degree in biochemistry from The University of London, U.K. and is a Chartered Accountant.

        Scott M. Soloway has been the Company's Vice President and General Counsel since May 2001. From March 2000 to the present, Mr. Soloway has been the Company's General Counsel. From April 1993 to March 2000, Mr. Soloway held various positions within the legal department of Progress Software Corporation with his latest position being Senior Counsel. Prior to Progress Software, Mr. Soloway practiced law for five years with two law firms in Boston, Massachusetts. Mr. Soloway received his J.D. from Boston University School of Law, his Masters in City Planning from M.I.T and his B.A. in Government from Wesleyan University.

         Richard J. Harries, Jr., a Director of the Company since December 1993, rejoined IBM North America as a Business Partner Senior Sales Executive in 1997. During 1995 and 1996, Mr. Harries was a Director of Sales of the Institute for Software Advancement. From July 1992 to August 1995, upon retiring from IBM after twenty-five years of service, Mr. Harries worked as the general manager of Tascor; was a sales and marketing consultant; and was an independent distributor for Equinox, Inc. Prior thereto, from 1988 to July 1992, Mr. Harries served as a National Account Executive for IBM. During his career with IBM, Mr. Harries has held a number of executive marketing and sales management positions, including ten years of experience in IBM's National Distribution Division Reseller Channel where he was responsible for field sales and marketing programs. Mr. Harries holds a Bachelor of Arts Degree in Political Science and a Master of Arts Degree in Economics from Boston College.

        John W. Ortiz, a Director of the Company since December 1993, is a retired banking executive at South Shore Bank where he was employed from 1942 to 1989, most recently as Senior Vice President and Group Head of Commercial Lending. Mr. Ortiz also presided as the president of the New England Chapter of Robert Morris Associates and as a director of the Massachusetts Higher Education Loan Corporation at times during his banking career. Mr. Ortiz is a graduate of Northeastern University's Bachelor of Arts program.

        William W. Smith has been Vice Chairman and a Director of the Company since March 1993. Mr. Smith develops real estate and has been semi-retired since August 1991. Mr. Smith joined NEECO as a major stockholder in 1978 and served as Chief Financial Officer until its acquisition by JWP in May 1990.

Mr. Smith continued to serve as Chief Financial Officer of JWP Information Services, Inc. until December 1990, then he served as a consultant until he retired in August 1991. Mr. Smith holds a Magna Cum Laude Bachelor of Science degree in Accounting from the University of Massachusetts and is a Vietnam veteran.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and Directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities (i.e., the Common Stock), to file reports of ownership and changes in ownership of such securities with the Commission. Officers, Directors and greater-than-ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely upon a review of the copies of the forms furnished to the Company during or with respect to 2002, and written representations from certain reporting persons, the Company believes that no Officer, Director or greater-than-ten-percent beneficial owner failed to file on a timely basis during the year ended December 31, 2002 any report required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

         The table below sets forth information concerning the annual and long-term compensation for services in all capacities with respect to those persons (collectively, the "Named Executive Officers") who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the individuals that were executive officers during the year ended December 31, 2002.

SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                         ANNUAL                  COMPENSATION
                                                     COMPENSATION (1)                AWARDS
                                             -----------------------------      --------------
                                                                                  SHARES OF
                                                                                 COMMON STOCK   ALL OTHER
                                                                                  UNDERLYING     COMPEN-
         NAME AND PRINCIPAL POSITION (1)      YEAR       SALARY      BONUS       OPTION GRANTS   SATION
---------------------------------------------------------------------------------------------------------
Robert J. Crowell                             2002     $391,731         -           790,000       $503
Chairman of the Board of Directors and        2001     $524,000         -           300,000       $253
  Chief Executive Officer of the Company (2)  2000     $525,000         -           498,281       $382


John E. Halnen
President and Chief Operating Officer         2002     $183,461      $56,264        505,000      $22,540
  of the Company (3)                          2001     $225,000      $75,000        200,000         -
                                              2000     $225,000      $56,000        110,000         -


Peter A. Rendall                              2002     $215,077         -           505,000       $570
Chief Financial Officer and Secretary of      2001     $240,000         -           175,000         -
  the Company (4)                             2000     $220,000      $20,000        214,313         -


Paul J. Mueller                               2002     $115,692         -           22,500          -
Vice President of Finance and Treasurer       2001     $163,000         -           52,000          -
  of the Company (5)                          2000     $103,000      $21,000        65,000          -


Scott M. Soloway
Vice President and General Counsel            2002     $192,000         -           71,000          -
of the Company  (6)                           2001     $195,000         -           47,000          -
                                              2000     $117,000      $23,000        75,000          -

---------------

(1) No Named Executive Officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual's salary plus annual bonus unless otherwise indicated herein.

(2) The Company and Mr. Crowell entered into an Amended and Restated Employment Agreement on June 20, 2002. See "--Employment Contracts" , "--Executive Profit Performance Bonus Plan" and "-- Option Grants in 2002." In December 2001, Mr. Crowell elected to reduce his 2002 annual salary from $525,000 to $446,250. Subsequent to that date, in April 2002, Mr. Crowell elected to further reduce his 2002 annual salary by $78,750 to $367,500, resulting in a total reduction in annual salary of 30%. On January 6, 2003, Mr. Crowell elected to reduce his fiscal 2003 salary further by $55,125, resulting in an annual salary of $312,375. All other compensation represents premiums paid by the Company for Group Term Life Insurance ($503 for 2002), see "Employment Contracts."

(3) On November 29, 2000, Mr. Halnen was appointed as President of the Company, and on June 12, 2001, Mr. Halnen also was appointed as Chief Operating Officer of the Company. In December 2001, Mr. Halnen elected to reduce his 2002 annual salary from $225,000 to $191,250. Subsequent to that date, in April 2002, Mr. Halnen elected to further reduce his 2002 annual salary by an additional $11,250 to $180,000. On January 6, 2003, Mr. Halnen elected to forego his annual bonus opportunity of $75,000 for 2003, resulting in an annual salary of $180,000. All other compensation represents premiums paid by the Company for Group Term Life Insurance ($22,540 for 2002), see "Employment Contracts."

(4) Mr. Rendall joined the Company in April 1999 and was appointed Chief Financial Officer of Elcom International on October 4, 1999 at an annual salary of $200,000 and a bonus opportunity of up to $40,000. During 2000, Mr. Rendall's annual salary was increased to $240,000 with no bonus opportunity. In April 2002, Mr. Rendall elected to reduce his 2002 annual salary by $36,000 to $204,000. On January 6, 2003, Mr. Rendall elected to reduce his salary by a further $24,000 resulting in an annual salary of $180,000. All other compensation represents premiums paid by the Company for Group Term Life Insurance ($570 for 2002), see "Employment Contracts." Mr. Rendall announced his resignation to the Company, effective March 7, 2003. Mr. Rendall submitted a letter to the Chairman and CEO stating that his departure was to accept another position and, as evidenced by his certification of this Form 10-K in no way reflected negatively on the Company.

(5) Mr. Mueller joined the Company on March 6, 2000 at an annual salary of $125,000 and a bonus opportunity of $25,000. During 2001, Mr. Mueller's annual salary was increased to $160,000 with no bonus opportunity. As a result of cost containment measures undertaken by the Company in 2002, Mr. Mueller's employment was terminated without cause on August 30, 2002.

(6) Mr. Soloway joined the Company on March 29, 2000 at an annual salary of $150,000 and a bonus opportunity of $30,000. During 2001, Mr. Soloway's annual salary was increased to $192,000 with no bonus opportunity. On January 6, 2003, Mr. Soloway elected to reduce his fiscal 2003 salary by $28,800, resulting in an annual salary of $163,200.

STOCK OPTION PLANS

         The Company has adopted the 1995 Non-Employee Director Stock Option Plan (the "Director Plan"), The Stock Option Plan of Elcom International, Inc. (the "1993 Stock Option Plan"), The 1995 (Computerware) Stock Option Plan of the Company (the "Computerware Stock Option Plan"), The 1996 Stock Option Plan of the Company (the "1996 Stock Option Plan"), The 1997 Stock Option Plan of the Company (the "1997 Stock Option Plan"), The 2000 Stock Option Plan (the "2000 Stock Option Plan"), The 2001 Stock Option Plan, as amended and restated (the "2001 Stock Option Plan") and The 2002 Stock Option Plan (the "2002 Stock Option Plan") (collectively hereinafter the "Stock Option Plans") covering 250,000, 5,000,000, 1,000,000, 2,400,000, 3,000,000, 2,750,000, 2,400,000 and 1,800,000
shares, respectively, of the Company's Common Stock, pursuant to which officers, employees and directors of the Company, as well as other persons who render services as independent contractors to the Company, or any of its affiliates, are eligible to receive incentive stock options ("ISO's") and/or non-qualified stock options ("NQOptions"). These plans generally operate in the following manner.

         Overview of the Plans. Pursuant to the plans, "key personnel", which includes employees and outside directors of the Company or any affiliate, as well as other persons who render services as independent contractors to the Company, or any of its affiliates, who in the judgment of the Compensation Committee, are important to the successful operation of the Company or an affiliate, are eligible to receive stock options. Stock options may include NQOptions, which may be granted to any key personnel, and/or ISO's, which may only be granted to employees of the Company or a subsidiary.

         The plans are administered by the Compensation Committee of the Board (the "Committee"), presently comprised of Messrs. Harries, Ortiz and Smith. Members of the Committee must be persons who qualify as "outside directors" under Section 162(m) of the Internal Revenue Code and who are "non-employee directors" under Rule16(b)(3) of the Securities Exchange Act of 1934. Subject to the terms and conditions of the applicable plan, and in addition to the other authorizations granted to the Committee under the applicable plan, the Committee shall have full and final authority in its absolute discretion to (a) select the optionees to whom options will be granted, (b) determine the number of shares of Common Stock subject to any option, (c) determine the time when options will be granted, (d) determine the option price of Common Stock subject to an option,
(e) determine the time when Common Stock subject to an option may be purchased,
(f) prescribe the form of the option agreements governing the options which are granted under the applicable plan and to set the provisions of such option agreements as the Committee may deem necessary or desirable provided such provisions are not contrary to the terms and conditions of the applicable plan,
(g) adopt, amend and rescind such rules and regulations as, in the Committee's opinion, may be advisable in the administration of the applicable plan, and (h) construe and interpret the applicable plan, the rules and regulations and the instruments evidencing options granted under the applicable plan and to make all other determinations deemed necessary or advisable for the administration of the applicable plan.

         Subject to the approval of the Board of Directors, the Committee may at any time amend, modify, suspend or terminate any plan. In no event, however, without the prior approval of the Company's stockholders, shall any action of the Committee or the Board result in: (a) amending, modifying or altering the eligibility requirements for those persons eligible for options; (b) increasing or decreasing, except in the event of stock splits, stock dividends, combinations, exchanges of shares or similar capital adjustments, the maximum number of shares for which options may be granted; (c) decreasing the minimum option price per share at which options may be granted under the applicable plan; (d) extending either the maximum period during which an option is exercisable or the date on which the applicable plan shall terminate; or (e) changing the requirements relating to the Committee; except as necessary to conform the applicable plan and/or the option agreements to changes in the Internal Revenue Code or other governing law.

         Any decision made or action taken by the Committee in connection with the administration, interpretation, and implementation of the applicable plan and of its rules and regulations, shall, to the extent permitted by law, be conclusive and binding upon all optionees under the applicable plan and upon any person claiming under or through such an optionee. Neither the Committee nor any of its members shall be liable for any action taken by the Committee pursuant to the applicable plan. No member of the Committee shall be liable for the action of any other Committee member.

         In the event of stock splits, stock dividends, combinations, exchanges of shares or similar capital adjustments, the Compensation Committee must make an appropriate adjustment in the options granted under the applicable plan, and the aggregate number of shares reserved for issuance thereunder also shall be adjusted accordingly. If any option expires without having been fully exercised, the shares with respect to which such options have not been exercised will be available for further options as will any shares paid or withheld to satisfy an optionee's withholding tax or option payment liability.

         Subject to certain conditions, the duration of each option granted under the applicable plan will be determined by the Committee, provided that no option shall be exercisable later than the tenth anniversary of the date the option was granted. Each option granted under the applicable plan may be subject to restrictions with respect to the time and other conditions of exercise as determined by the Committee.

         ISOs granted under the applicable plan are exercisable for a period of up to ten years from the date of grant at an exercise price that is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an ISO granted under the Stock Option Plan to a stockholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. NQOptions may be granted at more or less than fair market value under the applicable plan. Shares of Common Stock underlying an option shall be purchased by the optionee (i) giving written notice to the Company of the optionee's exercise of the option accompanied by full payment of the purchase price either in cash or, with the consent of the Committee (or as per the terms of the option agreement), in whole or in part in shares of Common Stock by delivery to the Company of shares of Common Stock that have been already owned by the optionee for at least six months, having a fair market value on the date the option is exercised equal to that portion of the purchase price for which payment in cash is not made, and (ii) making appropriate arrangements acceptable to the Company with respect to income tax withholding, as required, which arrangements may include, at the absolute discretion of the Committee, in lieu of other withholding arrangements, (a) the Company withholding from issuance to the optionee such number of shares of Common Stock otherwise issuable upon exercise of the option as the Company and the optionee may agree for the minimum required withholding, or (b) the optionee's delivery to the Company of shares of Common Stock having a fair market value on the date the option is exercised equal to that portion of the withholding obligation for which payment in cash is not made. Options granted under the applicable plan are generally not transferable other than upon an optionee's death, provided that the Committee has discretion to permit the transferability of NQOptions granted under the applicable plan to certain parties.

         The 2001 Stock Option Plan and The 2002 Stock Option Plan each provide that an optionee may exercise his or her stock options for up to 180 days following the date of termination without cause if the option agreement so provides. Under all other Stock Option Plans, upon an optionee's termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee's options vest and the optionee may exercise his or her options for up to 90 days following the date of termination. Any options that are ISO's must be exercised within 90 days after such termination, otherwise these options will receive the tax treatment offered to NQOptions.

         The maximum number of options that can be granted to any one participant during any one fiscal year is 500,000 under the 1993 Stock Option Plan, 210,000 under the Computerware Stock Option Plan, 300,000 under the 1996 Stock Option Plan, 150,000 under the 1997 Stock Option Plan, 150,000 under the 2000 and 2001 Stock Option Plans, and 250,000 under the 2002 Stock Option Plan.

         THE DIRECTOR PLAN. Non-employee Directors are entitled to participate in the Director Plan, adopted by the Board of Directors in October 1995, and approved by stockholders in November 1995. A total of 250,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock to each non-employee Director serving as such on October 9, 1995 or for persons who become a non-employee Director thereafter, on their date of election or appointment as applicable. Options granted under the Director Plan have a term of ten years. One-third of the shares subject to each option vest on each anniversary date of the grant of the option so long as the optionee continues to serve as a Director on such dates. Of the 250,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2002, options covering 10,000 shares of Common Stock have been exercised, and options to acquire an aggregate of 95,000 shares of Common Stock (74,999 of which were exercisable at December 31, 2002) were outstanding at exercise prices ranging from $0.20 to $6.78 per share, and accordingly, as of December 31, 2002 additional options covering 145,000 shares of Common Stock could be granted under such option plan.

         THE 1993 STOCK OPTION PLAN. The 1993 Stock Option Plan was adopted by the Board of Directors in February 1993, was approved by the Company's stockholders, and terminated on February 23, 2003. Of the 5,000,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2002, options covering 2,817,497 shares of Common Stock have been exercised, and options to acquire an aggregate of 2,036,677 shares of Common Stock (1,986,902 of which were exercisable at December 31, 2002) were outstanding at exercise prices ranging from $0.11 to $24.0025.

         THE COMPUTERWARE STOCK OPTION PLAN. The Computerware Stock Option Plan was adopted by the Board of Directors in February 1995, was approved by the Company's stockholders, and terminates on

February 5, 2005. Of the 1,000,000 shares of Common Stock reserved for issuance under the Computerware Stock Option Plan, options to acquire all 1,000,000 shares have been granted at an exercise price of $4.00 per share, 414,000 of which have been exercised as of December 31, 2002, and 576,000 of which were exercisable as of December 31, 2002.

         THE 1996 STOCK OPTION PLAN. The 1996 Stock Option Plan was adopted by the Board of Directors in August 1996, was approved by the Company's stockholders and terminates on August 19, 2006. Of the 2,400,000 shares of Common Stock reserved for issuance under the 1996 Stock Option Plan, as of December 31, 2002, options covering 774,040 shares of Common Stock have been exercised, and options to acquire an aggregate of 1,506,063 shares of Common Stock (1,030,101 of which were exercisable at December 31, 2002) were outstanding as of December 31, 2002, at exercise prices ranging from $0.20 to $22.50 per share, and accordingly, options covering 119,897 shares of Common Stock may be granted under such option plan.

         THE 1997 STOCK OPTION PLAN. The 1997 Stock Option Plan was adopted by the Board of Directors in April 1997, initially amended in February 1998, and approved by stockholders at the 1998 Annual Meeting. The 1997 Stock Option Plan also was amended in March 1999 to increase the shares covered by 1,000,000 (to a total of 3,000,000 shares) and was approved by the stockholders at the 1999 Annual Meeting. Of the 3,000,000 shares reserved for issuance thereunder, as of December 31, 2002, options covering 439,504 shares of Common Stock have been exercised and options to acquire an aggregate of 2,283,245 shares of Common Stock (1,577,506 of which were exercisable at December 31, 2002) were outstanding at exercise prices ranging from $0.20 to $5.75 per share, and accordingly, options covering 277,251 shares of Common Stock may be granted under such option plan.

         THE 2000 STOCK OPTION PLAN. The 2000 Stock Option Plan was adopted by the Board of Directors in March 2000, was approved by the Company's stockholders, and terminates on March 21, 2010. Of the 2,750,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2002, options to acquire an aggregate of 2,388,739 were outstanding (1,133,153 of which were exercisable at December 31, 2002) at exercise prices ranging from $0.22 to $6.7813 per share, and accordingly, options covering 351,261 shares of Common Stock may be granted under such option plan.

         THE 2001 STOCK OPTION PLAN. The 2001 Stock Option Plan was adopted by the Board of Directors on November 10, 2000 and was amended and restated to provide for greater flexibility with respect to option agreement provisions related to the vesting of options following an optionee's termination of employment by reason of a termination without cause, and was approved by the Company's stockholders in May 2001. The 2001 Stock Option Plan terminates on November 10, 2010. Of the 2,400,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2002, options to acquire an aggregate of 1,881,963 shares of Common Stock (1,240,400 of which were exercisable at December 31, 2002) were outstanding at exercise prices ranging from $0.20 to $4.7813 per share, and accordingly, options covering 458,087 shares of Common Stock may be granted under such option plan.

         THE 2002 STOCK OPTION PLAN. The 2002 Stock Option Plan was adopted by the Board of Directors on June 11, 2001 and was approved by the Company's stockholders on June 12, 2002. The 2002 Stock Option Plan terminates on June 11, 2011. Of the 1,800,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2002, options to acquire an aggregate of 1,485,337 shares of Common Stock (212,972 of which were exercisable at December 31, 2002) were outstanding at exercise prices ranging from $0.20 to $1.68 per share, and accordingly, options covering 314,663 shares of Common Stock may be granted under such option plan.

CHANGE OF CONTROL FEATURE

         Generally, all option agreements under the Stock Option Plans, including those relative to the Named Executive Officers, contain provisions requiring the cash payment of the value of the options (represented by the difference between the option exercise price and the then-current fair market value of the underlying Common Stock), in some instances upon certain defined changes in control or sales of substantially all of the Company's assets. Such changes of control also may trigger, in certain cases, acceleration of the exercisability of certain options, which may occur if the Company is reorganized, consolidated or merged with another company and the Company is not the surviving company, or if 50% or more of the shares of the capital stock of the Company which are then issued and outstanding are purchased by a single person or entity.

OPTION GRANTS IN 2002

         Shown below is information relating to grants of stock options pursuant to the Stock Option Plans during the fiscal year ended December 31, 2002 to the Named Executive Officers. Such grants also are reflected in the Summary Compensation Table above.


                                                                                             POTENTIAL
                                           INDIVIDUAL GRANTS                             REALIZABLE VALUE AT
                     ---------------------------------------------------------------        ASSUMED ANNUAL
                                 % OF TOTAL     EXERCISE                                 RATES OF STOCK PRICE
                       NO. OF    GRANTED TO     OR BASE                                  APPRECIATION FOR THE
                     SECURITIES  EMPLOYEES       PRICE                                      OPTION TERM (3)
                     UNDERLYING  IN FISCAL      ($ PER       GRANT       EXPIRATION      ---------------------
NAME                   OPTIONS     YEAR        SHARE)(1)      DATE          DATE            5%           10%
--------------------------------------------------------------------------------------------------------------
Robert J. Crowell (4)  450,000     9.75         $0.445      04/12/02      04/12/12        125,936      319,147
                       200,000     4.33         $0.490 (2)  04/12/02      04/12/07         27,076       59,830
                       140,000     3.03         $0.220 (2)  07/26/02      07/26/07          8,509       18,804

John E. Halnen (5)     400,000     8.67         $0.445      04/12/02      04/12/12        111,943      283,686
                       105,000     2.27         $0.200      07/26/02      07/26/12         13,207       33,469

Peter A. Rendall (6)   400,000     8.67         $0.445      04/12/02      04/12/12        111,943      283,686
                       105,000     2.27         $0.200      07/26/02      07/26/12         13,207       33,469

Paul J. Mueller (7)     22,500     0.49         $0.445      04/12/02      04/12/12          6,297       15,957

Scott M. Soloway (8)    36,000     0.78         $0.445      04/12/02      04/12/12         10,075       25,532
                        35,000     0.76         $0.200      07/26/02      07/26/12          4,402       11,156

------------------

(1) This price represents the fair market value at the date of grant pursuant to the terms of the Company's Stock Option Plans, except for (2) below.

(2) This price represents 110% of the fair market value at the date of grant pursuant to the terms of the Stock Option Plans.

(3) Potential Realizable Value is based on certain assumed rates of appreciation pursuant to rules prescribed by the Securities and Exchange Commission (the "Commission"). Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Commission, Potential Realizable Value is based upon the exercise price of the options.

(4)  The options granted to Mr. Crowell vest as follows:

     (i)  the 650,000 options granted on April 12, 2002 vested immediately;
     (ii) of the 140,000 options granted on July 26, 2002, 49,000 vest on July 26, 2003 and 91,000 vest on July 26, 2004.

(5)  The options granted to Mr. Halnen vest as follows:

     (i)  the 400,000 options granted on April 12, 2002 vested immediately; and

     (ii) of the 105,000 options granted on July 26, 2002, 35,000 vest on July 26, 2003 and 65,000 vest on July 26, 2004.

(6)  The options granted to Mr. Rendall vest as follows:

     (i)  the 400,000 options granted on April 12, 2002 vested immediately; and
     (ii) of the 105,000 options granted on July 26, 2002, 35,000 vest on July 26, 2003 and 65,000 vest on July 26, 2004.

(7) The 22,500 options granted to Mr. Mueller on April 17, 2002, vested on July 31, 2002 as part of his termination from the Company without cause. The options were exercisable until February 26, 2003.

(8)  The options granted to Mr. Soloway vest as follows:

     (i) of the 36,000 options granted on April 12, 2002, 12,600 vest on April 12, 2003 and 23,400 vest on April 12, 2004; and
     (ii) of the 35,000 options granted on July 26, 2002, 12,250 vest on July 26, 2003 and 22,750 vest on July 26, 2004.

FISCAL YEAR-END OPTION VALUE TABLE

         The following table shows the number of shares of Common Stock acquired during 2002 by the exercise of options and the related value realized, as well as the number of shares of Common Stock and values represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 2002. The value of unexercised in-the-money options at December 31, 2002 is calculated using $0.215 per share. See note (2) below.

                                                    NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        UNDERLYING                    IN THE MONEY
                                                   UNEXERCISED OPTIONS AT              OPTIONS AT
                      SHARES                          DECEMBER 31, 2002          DECEMBER 31, 2002(1)(2)
                    ACQUIRED ON      VALUE     -----------------------------------------------------------
                     EXERCISE      REALIZED    EXERCISABLE  UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
----------------------------------------------------------------------------------------------------------
 Robert J. Crowell     --             --         2,638,503        236,383          --               --
 John E. Halnen        --             --           979,733        170,766          --               --
 Peter A. Rendall      --             --           799,509        249,804          --               --
 Scott M. Soloway      --             --            71,950        121,050          --               --

-------------

(1) Options are "in-the-money" if the fair market value of the Common Stock exceeds the exercise price.

(2) Represents the total gain which would be realized if all in-the-money options beneficially held at December 31, 2002 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $0.215, the average of the high and low sales prices per share of the Company's Common Stock on the Nasdaq SmallCap Market on December 31, 2002.

EXECUTIVE PROFIT PERFORMANCE BONUS PLAN

         At the Company's 1998 Annual Meeting, the stockholders approved the Elcom International, Inc. Executive Profit Performance Bonus Plan For Executive Officers (the "Executive Performance Plan") which was approved by the Board of Directors in September 1997. The Executive Performance Plan covers, for a fiscal year, those persons who, on the ninetieth day of that particular fiscal year, are the executive officers of the Company ("Executive Officers"). As such, the number of people covered will generally be limited to no more than ten, and in order to participate in the Executive Performance Plan, the Executive Officer must be employed as of March 30th of the calendar year and must be awarded a participation (also by March 30th) by the Compensation Committee of the Board of Directors (the "Committee").

         The Executive Performance Plan provides for incentive compensation payments (limited in amount to the lesser of: (a) two times the executive's base salary or (b) one million dollars) to be made to covered Executive Officers based upon the increase in the Company's reported operating income (or reduction in operating loss) over the prior year. Accordingly, the Board of Directors believes that the Executive Performance Plan provides a substantial incentive to those Executive Officers in the best position to affect the Company's operating performance and that substantial benefits will accrue to the Company from granting participations in the Executive Performance Plan. Such participations afford the Executive Officers a substantial incentive to enhance the value of the Company's Common Stock through their own efforts in improving the Company's operating results. The granting of participations also is expected to be instrumental in attracting and retaining key executives. Accordingly, the Company will, from time to time, grant participations to such Executive Officers as may be selected to participate in the Executive Performance Plan in accordance with the terms thereof. Although, the Company's reported operating profit improved from 2001 to 2002, no payments were made to Executive Officers for 2002 in respect of the Executive Performance Plan.

         The Executive Performance Plan is administered by the Compensation Committee of the Board, presently comprised of Messrs. Harries, Ortiz and Smith. Members of the Committee must be persons who qualify as "outside directors" under Section 162(m) of the Internal Revenue Code and who are "non-employee directors" under Rule 16(b)(3) of the Securities Exchange Act of 1934.

         Through December 31, 2000, the Executive Performance Plan was not permitted to be terminated or amended in any way that would adversely impact any current participant, without such participant's written consent. Thereafter, the Board of Directors or the Committee may amend or terminate the Executive Performance Plan. The participants have waived participation in the Executive Performance Plan for calendar year 2002.

         The Elcom International, Inc. Key Personnel Profit Performance Plan (the "Key Personnel Performance Plan"), which is designed to operate in conjunction with the Executive Performance Plan, is intended to provide a substantial incentive to key personnel who are not Executive Officers, but who can, in the performance of their duties, affect the Company's operating results. The Key Personnel Performance Plan Bonus Pool is limited to that portion of the 20% Bonus Pool (as defined in the Key Personnel Performance Plan) calculated under the terms of the Executive Performance Plan less payments under the Executive Performance Plan. Accordingly, the bonus pool available under the Key Personnel Performance Plan is generally limited to that portion of the 20% Bonus Pool calculated under the Executive Performance Plan, which is either unallocated to Executive Officers or is in excess of the payment limitations under the Executive Performance Plan (the annual payment to any one individual is limited in amount to the lesser of: (a) two times the executive's base salary or (b) one million dollars). Thus, based on existing allocations under the Executive Performance Plan, for 2002 approximately 65% of any Bonus Pool would have been available for award under the Key Personnel Performance Plan. The terms and administration of the Key Personnel Performance Plan generally correspond to those of the Executive Performance Plan, except that in the case of the Key Personnel Performance Plan, the annual payout to any one participant is limited to the lesser of $500,000 or two times the participant's base salary. The Compensation Committee controls participation in the Key Personnel Performance Plan. No payments were made under the Key Personnel Performance Plan with respect to the 2002 period.

EMPLOYMENT CONTRACTS


         Effective June 1, 1997, the Company entered into an employment agreement with Mr. Crowell (the "1997 Crowell Agreement") pursuant to which Mr. Crowell was retained for a term ending May 31, 2000, as the Chairman and Chief Executive Officer of the Company. The 1997 Crowell Agreement automatically renews for additional one-year terms unless terminated by either party more than two months prior to the end of the initial term or any renewal term thereof. As referenced below, Mr. Crowell and the Company entered into an Amended and Restated Employment Agreement effective June 20, 2002. Therefore, since no notice of termination had been given under the 1997 Crowell Agreement, up to June 20, 2002, Mr. Crowell's employment with the Company was governed by the 1997 Crowell Agreement.

Under the 1997 Crowell Agreement, after Mr. Crowell's employment ends, Mr. Crowell is automatically retained as a consultant for three years (at $125,000 per year) and is precluded from "competing" (as defined therein) against the Company for a period of three years. The 1997 Crowell Agreement provides that Mr. Crowell is entitled to participate in all Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company and that Mr. Crowell will have a 35% participation in the Executive Performance Plan Bonus Pool. The Compensation Committee may still make a discretionary payment under the Executive Performance Plan to Mr. Crowell for any current year. Under the 1997 Crowell Agreement, Mr. Crowell also is entitled to receive annual grants of options under the Company's Stock Option Plans to be made no later than July of each year in amounts commensurate with Mr. Crowell's position and performance as determined by the Compensation Committee and on terms no less favorable than the terms for options granted to other executives. The options generally will be exercisable within a maximum of one year from date of grant, and, to the maximum extent allowable, shall be ISO's. All options which ISO's will have a per share exercise price of 110% of the fair market value of such shares (so long as Mr. Crowell owns at least 10% of the Company's outstanding stock) on the date of the grant, and all other options, including ISO's, if any, granted after he ceases to be a 10% stockholder, will have an exercise price per share equal to fair market value on the date of grant. If Mr. Crowell should die, become disabled (as defined) or be terminated other than "for cause" (as defined), he becomes entitled to receive (i) cash equal to two times his then annual base salary, payable in 12 equal monthly installments,
(ii) his bonus for that year if such termination occurs after March 1 of the respective fiscal year, and (iii) all other compensation and benefits to which he otherwise would have been entitled through the remaining term of the 1997 Crowell Agreement.

         Effective June 20, 2002, the Company entered into an Amended and Restated Employment Agreement with Robert J. Crowell (the "2002 Crowell Agreement") replacing the 1997 Employment Agreement. Pursuant to the 2002 Crowell Agreement, Mr. Crowell was retained for a term ending June 20, 2006 as the Chairman and Chief Executive Officer of the Company. During the term, Mr. Crowell will receive a base salary of $525,000 per year, unless Mr. Crowell voluntarily agrees to a reduction in his salary, see "Summary Compensation Table". The 2002 Crowell Agreement provides that Mr. Crowell is entitled to participate in all Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company, and that Mr. Crowell will have a minimum rate of 50% participation in the Executive Performance Plan Bonus Pool, see "Executive Profit Performance Bonus Plan". Under the 2002 Crowell Agreement, Mr. Crowell is also entitled to receive an annual option grant to purchase at least 400,000 shares of the Company's Common Stock under the Company's Stock Option Plans to be made no later than July of each year. The options will be exercisable as determined by the Compensation Committee, and, to the maximum extent allowable, shall be ISO's.

         If Mr. Crowell's employment with the Company should terminate because of a disability (as defined) he becomes entitled to receive (i) a payment equal to two years' base salary, payable in 24 equal monthly installments, and (ii) health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. If Mr. Crowell's employment with the Company should terminate other than for cause (as defined) or upon Mr. Crowell's resignation for good reason (as defined) after a change in control (as defined) he becomes entitled to receive (i) a severance payment equal to 2.99 times his base salary, payable 50% upon Mr. Crowell executing a release in favor of the Company and 50% payable in twelve equal monthly installments, (ii) all of Mr. Crowell's stock options shall become immediately vested and exercisable, and
(iii) health, dental benefits and group term life insurance for a three year period following termination of employment with the Company. For purposes of calculating any such payment, Mr. Crowell's base salary shall be calculated without reference to any voluntary reductions then in effect.

         Effective June 20, 2002, the Company entered into an Employment Agreement with John E. Halnen (the "Halnen Agreement") and an Employment Agreement with Peter A. Rendall (the "Rendall Agreement"). Together, the Halnen Agreement and the Rendall Agreement are referred to herein as the "Employment Agreement". Pursuant to the Halnen Agreement, Mr. Halnen was retained for a term ending June 20, 2005 as the President and Chief Operating Officer of the Company. During the term, Mr. Halnen is entitled receive a base salary of $225,000 per year, unless Mr. Halnen voluntarily agrees to a reduction in his salary, and shall have the opportunity to receive an annual bonus of up to $75,000 payable quarterly, see

"Summary Compensation Table". Pursuant to the Rendall Agreement, Mr. Rendall was retained for a term ending June 20, 2005 as the Chief Financial Officer of the Company. During the term, Mr. Rendall is entitled to receive a base salary of $240,000 per year, unless Mr. Rendall voluntarily agrees to a reduction in his salary, see "Summary Compensation Table".

         Each Employment Agreement provides that Messrs. Halnen and Rendall are entitled to participate in all Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company, and that each of Messrs. Halnen and Rendall will have a minimum rate of 25% participation in the Executive Performance Plan Bonus Pool, see "Executive Performance Bonus Plan". Under each of the Employment Agreements, Messrs. Halnen and Rendall also are entitled to receive an annual option grant to purchase at least 200,000 shares of the Company's common stock under the Company's Stock Option Plans to be made no later than July of each year. The options will be exercisable as determined by the Compensation Committee, and, to the maximum extent allowable, shall be incentive stock options.

         If Mr. Halnen's employment with the Company should terminate because of a disability (as defined) Mr. Halnen shall become entitled to receive (i) a payment equal to twelve months' base salary, payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen's employment with the Company should terminate other than for cause (as defined), Mr. Halnen shall become entitled to receive (i) a severance payment equal to twelve months' base salary payable in twelve equal monthly installments or, if, at the time of such termination Mr. Crowell is no longer Chairman and Chief Executive Officer of the Company, then such severance payment shall be equal to eighteen months annual compensation (as defined), payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen's employment with the Company should terminate other than for cause (as defined), following a change in control (as defined) Mr. Halnen shall be entitled to receive (i) a severance payment equal to the greater of his annual compensation (as defined) for the remainder of the term of the Halnen Employment Agreement or his annual compensation (as defined) for two years, payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in 24 equal monthly installments, (ii) all of Mr. Halnen's stock options shall become immediately vested and exercisable, and (iii) Mr. Halnen shall become entitled to receive health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. For purposes of calculating any such payment, Mr. Halnen's base salary and annual compensation shall be calculated without reference to any voluntary reductions then in effect.

         If Mr. Rendall's employment with the Company should terminate because of a disability (as defined) Mr. Rendall shall become entitled to receive (i) a payment equal to twelve months' base salary, payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Rendall's employment with the Company should terminate other than for cause (as defined) Mr. Rendall shall become entitled to receive (i) a severance payment equal to twelve months' base salary payable in twelve equal monthly installments or, if, at the time of such termination Mr. Crowell is no longer Chairman and Chief Executive Officer of the Company, then such severance payment shall be equal to eighteen months' base salary, payable 50% upon Mr. Rendall executing a release in favor of the Company and 50% payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Rendall's employment with the Company should terminate other than for cause (as defined) following a change in control (as defined) Mr. Rendall shall be entitled to receive (i) a severance payment equal to the greater of his base salary for the remainder of the term of the Rendall Employment Agreement or his base salary for two years, payable 50% upon Mr. Rendall executing a release in favor of the Company and 50% payable in 24 equal monthly installments, (ii) all of Mr. Rendall's stock options shall become immediately vested and exercisable, and (iii) Mr. Rendall shall become entitled to receive health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. For purposes of calculating any such payment, Mr. Rendall's base salary shall be calculated without reference to any voluntary reductions then in effect.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following report of the Compensation Committee describes the philosophy, objectives and components of the Company's executive compensation programs for 2002 and discusses the determinations concerning the compensation for the Chief Executive Officer for 2002.

        The members of the Compensation Committee are William W. Smith, Richard
J. Harries, Jr., and John W. Ortiz. Each of Messrs. Smith, Harries and Ortiz are Non-Employee Directors of the Company.

COMPENSATION PHILOSOPHY

         In reviewing and overseeing the Company's compensation programs, the Compensation Committee adheres to a compensation philosophy which provides executive compensation programs that are designed to: (i) attract and retain key executives crucial to the long-term success of the Company; (ii) relate to the achievement of operational and strategic objectives; and (iii) be commensurate with each executive's performance, experience and responsibilities. In making its recommendations concerning salaries and awards under compensation plans, the Committee considers the financial condition and operational performance of the Company during the prior year, the Company's success in achieving strategic objectives that may have a long-term beneficial effect on the Company's results of operations and financial condition, and its assessment of the contributions of the individual executive officer to the Company's performance and to the achievement of its strategic objectives. The Committee, however, has not specifically focused on the compensation levels of executives in peer group companies in making compensation decisions. The Committee does not rely extensively on objective criteria in measuring individual performance and its decisions concerning compensation are primarily based on subjective decisions concerning the appropriate levels of compensation and are not the result of a highly formalistic process.

COMPENSATION PROGRAM

         As a means of implementing these compensation philosophies and objectives, the Company's compensation program for executive officers consists of the following primary elements: salary, participation in the Company's Stock Option Plans, and participation in the Executive Performance Plan. These particular elements are further explained below.

         Salaries - Salary levels for executive officers reflect the Committee's subjective judgments of appropriate salaries in light of the duties and responsibilities inherent in the executives' respective positions. The particular qualifications of an individual being considered for a position and his or her level of experience are considered in establishing a salary level when an individual is first appointed to a given position. The performance and contribution of the individual to the Company, as well as Company performance, are the primary criteria influencing salary administration. Salaries of executive officers are generally reviewed each year. In many instances, the primary factor in setting salary levels was the Company's desire to provide compensation in amounts sufficient to induce these individuals to join the Company.

         Stock Options - The Company uses stock options as a long-term incentive program for executives, management and employees. Stock options are used because they directly relate the amounts earned by the executive to the amount of appreciation realized by the Company's stockholders over comparable periods. Stock options also provide executives with the opportunity to acquire and build a meaningful ownership interest in the Company. The Committee considers possible grants of stock options throughout the year. In determining the number of options awarded to an individual executive, the Committee generally establishes a level of award based upon the position of the individual and his or her level of responsibility. The Committee also considers amounts of base salary and/or bonus payments which executives and other personnel may elect to forgo, in determining the quantity of options to be granted.

         Executive Performance Plan - The Executive Performance Plan reflects the Committee's desire to provide the Company's executives an opportunity to earn bonuses based upon actual reported improvements in the Company's performance. Accordingly, the Committee believes that the Executive Performance Plan provides a substantial incentive to the executives who are in the best position to affect the Company's operating performance. The Committee believes that by granting participation in the Executive Performance Plan, the executives will have a substantial incentive to enhance the value of the Company's Common Stock through their own efforts in improving the Company's operating profitability.

         Benefit Programs - The executive officers also participate in various welfare and benefit programs that are generally made available to all salaried employees. Executive officers also receive certain traditional perquisites, which are customary for their positions.

CHIEF EXECUTIVE OFFICER COMPENSATION

         The compensation arrangements for Mr. Crowell with respect to the 2002 fiscal year were primarily based upon the terms of his employment contracts with the Company, as described under "Executive Compensation--Employment Contracts." Pursuant to the 1997 Crowell Agreement, as superceded by the 2002 Crowell Agreement effective June 20, 2002, Mr. Crowell is entitled to an annual minimum base salary of $525,000. Mr. Crowell elected to reduce his salary in December 2001 and again in April 2002, resulting in an aggregate decrease of $157,500 (or 30%) from $525,000 to $367,500. On January 6, 2003, Mr. Crowell elected to reduce his fiscal 2003 salary from $367,500 to $315,375, a decrease of $55,125. The Compensation Committee did not conduct any official surveys of competitive, industry or revenue peer groups, but reviewed compensation for Chief Executive Officers in general and believes that, over the course of negotiation on the 2002 Crowell Agreement, that this annual base salary in 2002 places Mr. Crowell's compensation in the bottom half of comparable companies' chief executives.

         In addition, the 1997 Crowell Agreement provides that Mr. Crowell is entitled to participate in all of the other Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company and that he participates in the Executive Performance Plan at a minimum rate of 35% of any bonus pool generated by such plan. Under the 1997 Crowell Agreement, Mr. Crowell also is entitled to receive annual grants of options under the Company's Stock Option Plans in amounts commensurate with Mr. Crowell's position and performance, as determined by the Compensation Committee and on terms no less favorable than the terms for options granted to other executives to be made no later than July of each year, under terms to be determined by the Compensation Committee and under the 2002 Crowell Agreement, Mr. Crowell also is entitled to receive annual grants of options under the Company's Stock Option Plans of no less than 400,000, to be made no later than July of each year, under terms to be determined by the Compensation Committee.

SECTION 162(m)

         Section 162(m) of the Internal Revenue Code (the "Section") disallows a tax deduction for any publicly traded company for individual compensation exceeding $1 million in any year for any of the Named Executive Officers, unless the compensation is performance-based or otherwise meets an applicable exemption. Since the aggregate compensation of each of the Company's executive officers is below the $1 million threshold and since the Committee believes that options granted under the Company's Stock Option Plans will meet the performance based provisions under the Section, the Committee currently believes that the Section will not reduce the tax deduction available to the Company for compensation paid in 2002 to the Company's executive officers.



                                        COMPENSATION COMMITTEE
                                        William W. Smith, Chairman
                                        Richard J. Harries, Jr.
                                        John W. Ortiz

INDEPENDENT AUDITORS

         KPMG LLP ("KPMG") entered into an engagement letter with the Company in November 2002 to act as the Company's independent accountants for the current fiscal year ended December 31, 2002.

         The Board of Directors, upon recommendation of the Audit Committee, has re-appointed KPMG as independent auditors to audit the financial statements of the Company for the fiscal year ending December 31, 2003. Representatives from KPMG are expected to be present at the Annual Meeting, will have the opportunity to make a statement, if they desire to do so, and will be available to respond to appropriate questions. Fees for services rendered by KPMG for the last two fiscal years were:

                        2001      2002
                        ----      ----
                        (in thousands)
Audit fees              $273      $225

Audit related fees        31        22

Tax services             171        85
                        ----      ----

    Total fees          $475      $332
                        ====      ====


AUDIT FEES

         KPMG has billed the Company $225,000 for professional services rendered for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002, the reviews of interim financial statements included in the Company's Forms 10-Q filed during the fiscal year ended December 31, 2002, and for consultations relating to accounting matters.

AUDIT RELATED FEES

         KPMG has billed the Company $22,000 for audit related fees, for audits of employee benefit plans and for certain statutory audits in the United Kingdom.

TAX FEES

         KPMG has billed the Company $85,000 for tax planning and preparation services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Compensation Committee was formed to review, monitor and approve the compensation and benefits for the Company's executive officers (including bonuses, if any), administer the Company's stock option plans and other management compensation plans and make recommendations to the Board of Directors regarding such matters. No employees or executive officers of the Company serve on the Committee. The Committee is currently composed of Messrs. Harries, Ortiz, and Smith. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

                                PERFORMANCE GRAPH

         Set forth below is a line graph and a table of the related underlying data comparing the percentage change in the cumulative total stockholders' return on the Company's Common Stock against the cumulative total return of the Total Return Index for The Nasdaq Stock Market - U.S. and Foreign

("Nasdaq Total"), and the index for Nasdaq Computer and Data Processing Services Stocks ("Industry") for the period beginning with the Company's initial public offering on December 20, 1995 and as of the last trading day on the Nasdaq in 1996, 1997, 1998, 1999, 2000, 2001, and 2002. The Industry index includes all
Nasdaq listed securities with a Standard Industrial Classification (SIC) of 737. The graph assumes that the value of an investment in the Common Stock of Elcom International, Inc. at its initial public offering price and each index was $100 on December 20, 1995 and that all dividends, if any were reinvested.

  COMPARISON OF THE COMMON STOCK OF ELCOM INTERNATIONAL, INC. ("THE COMPANY"),
      THE TOTAL RETURN INDEX FOR THE NASDAQ STOCK MARKET - U.S. AND FOREIGN ("NASDAQ TOTAL"), AND THE INDEX FOR NASDAQ COMPUTER AND DATA PROCESSING
                  SERVICES STOCKS (SIC CODE 737) ("INDUSTRY")



                                    [GRAPH]

                   12/20/1995    12/31/1996    12/31/1997    12/31/1998    12/31/1999    12/31/2000    12/31/2001    12/31/2002
                   ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
The Company           100             72            64           18            309           13            13            2
Nasdaq Total          100            126           154          215            401          242           191          134
Industry              100            127           156          279            613          282           227          157

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets out summary stock option plan information as of December 31, 2002, all of which relates to stock option plans that were previously approved by shareholders.

                                                                                    Number of securities
                                                                                  remaining available for
                                                              Weighted-average     future issuance under
                                  Number of securities to    exercise price of      equity compensation
                                be issued upon exercise of      outstanding           plans (excluding
                                    outstanding options           options         securities reflected in
                                                                                        column (a))
         Plan category                      (a)                     (b)                     (c)
------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders            12,243,524                $ 2.32                 1,831,985

Equity compensation plans not
approved by security holders (1)                --                    --                        --
                                        ----------                ------                 ---------

Total                                   12,243,524                $ 2.32                 1,831,985
                                        ----------                ------                 ---------


(1) The Company does not maintain equity compensation plans that have not been approved by its stockholders.

         The following table sets forth the beneficial ownership of Common Stock as of February 24, 2003 by (i) each Director of the Company, (ii) each executive officer named in the Executive Compensation tables included elsewhere herein,
(iii) all Directors and executive officers as a group, and (iv) each person or group known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. All information with respect to beneficial ownership has been furnished by the respective Director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name.

                                                                            NUMBER OF SHARES         PERCENTAGE OF
  DIRECTORS AND EXECUTIVE OFFICERS AND OTHER BENEFICIAL OWNERS(2)        BENEFICIALLY OWNED (1)     COMMON STOCK (1)
--------------------------------------------------------------------------------------------------------------------
  CLASS I DIRECTOR - TERM EXPIRES AT THE 2005 ANNUAL MEETING
        John W. Ortiz(4)                                                         43,499                      *
  CLASS II DIRECTOR - TERM EXPIRES AT THE  2003 ANNUAL MEETING
        Richard J. Harries, Jr. (4)                                              41,499                      *
  CLASS III DIRECTORS - TERM EXPIRES AT THE  2004 ANNUAL MEETING
        Robert J. Crowell(3)                                                  6,476,746                     19.4%
        William W. Smith(4)                                                      36,049                      *
  NAMED EXECUTIVE OFFICERS
        Peter A. Rendall (4)                                                    849,803                      2.6%
        John E. Halnen (5)                                                      991,033                      3.1%
        Paul J. Mueller (4)                                                          --                     --
        Scott M. Soloway (4)                                                     93,550                      *
  ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (8 PERSONS)(6)             11,170,682                     31.3%

  OTHER 5% BENEFICIAL OWNERS
     James Rousou                                                             1,621,471                      5.2%

  --------------
    * Less than 1%.

(1) In accordance with Securities and Exchange Commission rules, each beneficial owner's holdings have been calculated assuming full exercise of outstanding options and warrants to acquire Common Stock which are exercisable by such owner within 60 days after February 24, 2003, while assuming no exercise of outstanding options and warrants covering Common Stock held by any other person.

(2) For purposes hereof, the address of the Company's Directors and executive officers is the same as that of the Company: 10 Oceana Way, Norwood, Massachusetts 02062.

(3) Mr. Crowell is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Crowell's Common Stock ownership is comprised of 3,483,742 shares which he owns directly; 188,401 shares held in a revocable trust for the benefit of one of Mr. Crowell's daughters, for which Mr. Crowell serves as Trustee; 121,616 shares held by the Crowell Educational Foundation with respect to which Mr. Crowell shares the power to vote and dispose of and 2,682,987 shares which he has the right to acquire at various prices within 60 days of February 24, 2003 through the exercise of stock options. See "Executive Compensation - Option Grants in 2002, and Fiscal Year End Option Value Table."

(4) All of the Common Stock beneficially owned by such person is comprised of shares, which he has the right to acquire at various prices within 60 days of February 24, 2003 through the exercise of stock options.

(5) Mr. Halnen is President and Chief Operating Officer of the Company. Mr. Halnen's Common Stock ownership is comprised of 800 shares held in an Individual Retirement Account and 990,233 shares, which he has the right to acquire at various prices within 60 days of February 24, 2003 through the exercise of stock options. See "Executive Compensation - Option Grants in 2002, and Fiscal Year End Option Value Table."

(6) Includes 4,737,620 shares of Common Stock which the Directors and executive officers of the Company have the right to acquire within 60 days of February 24, 2003 through the exercise of stock options.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

ITEM 14.   CONTROLS AND PROCEDURES

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

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Annual Report on Form 10-K:

         (a)  (1) Consolidated Financial Statements:

                  See Index to Consolidated Financial Statements on page F-1.

              (2) Consolidated Financial Statement Schedule for each of the
                  Three Years in the Period Ended December 31, 2002:


                  Independent Auditors' Report


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


         (b) Reports on Form 8-K:

                  The Company filed a Form 8-K on November 18, 2002.


         (c) Exhibits:

             See Index to Exhibits beginning on page E-1.

                              -------------------


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

                                     Elcom International, Inc.
                                     (Registrant)

Date:  March    , 2003               By: /S/ ROBERT J. CROWELL
                                        ---------------------------------------
                                         ROBERT J. CROWELL
                                         Chairman and Chief Executive Officer

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

                     Signatures                                         Title                                  Date
                     ----------                                         -----                                  ----
       /S/ ROBERT J. CROWELL                                  Chairman of the                             March     , 2003
----------------------------------------------                Board of Directors
               ROBERT J. CROWELL                              and Chief Executive Officer
                                                              (Principal Executive Officer)


       /S/ PETER A. RENDALL
------------------------------------------                    Corporate Executive                         March     , 2003
               PETER A. RENDALL                               Vice President,
                                                              Chief Financial Officer,
                                                              and Secretary (Principal Financial
                                                              and Accounting Officer)

       /S/ WILLIAM W. SMITH
                                                              Vice Chairman and Director                  March     , 2003
---------------------------------------------
               WILLIAM W. SMITH


       /S/ RICHARD J. HARRIES, JR.                            Director                                    March     , 2003
--------------------------------------------
               RICHARD J. HARRIES, JR.


       /S/ JOHN W. ORTIZ                                      Director                                    March     , 2003
----------------------------------------------
               JOHN W. ORTIZ


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert J. Crowell, certify that:

1. I have reviewed this annual report on Form 10-K of Elcom International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003


/s/ Robert J. Crowell

Robert J. Crowell
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Peter A. Rendall, certify that:

1. I have reviewed this annual report on Form 10-K of Elcom International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Peter A. Rendall

Peter A. Rendall
Chief Financial Officer

                            ELCOM INTERNATIONAL, INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                INDEX TO EXHIBITS


Exhibit No.                                 Description
-----------                                 -----------

2.1 Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein). (2)

2.2 Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage. (3)

2.3 Offer for the Sale of Business and Certain Assets of Elcom Holdings Limited and Elcom Information Technology Limited. (21)

2.4.1  Domain Name Transfer Documents. (21)

2.4.2  Lloyds TSB Novation Agreement.  (21)

2.4.3  Property Document.  (21)

2.4.4  Elcom Logo License.  (21)

2.4.5  Starbuyer Trademark License.  (21)

2.5 Asset Purchase and Sale Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 25, 2002. (25)

2.6.1  Amendment to Asset Purchase Agreement.  (25)

2.6.2 Managed Services Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002. (25)

2.6.3 Registration Rights Agreement by and between Registrant and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002. (25)

2.6.4 Warrant by and between Registrant and ePlus Technology, Inc. dated March 29, 2002. (25)

3.3    Second Restated Certificate of Incorporation of the Registrant. (4)

3.31   Certificate of Amendment of the Registrant.  (x)

3.4    By-Laws of the Registrant, amended as of November 6, 1995. (1)

4.4    Specimen certificate of the Registrant's Common Stock. (1)

4.5 Form of 8% Series A Cumulative Convertible Preferred ("Series A") Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993. (1)

4.6 Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased. (1)

4.7 Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased. (1)

4.8 Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased. (1)

Exhibit No.                                 Description
-----------                                 -----------

4.9 Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995 (1), and list of other assignees of certain registration rights thereunder. (11)

4.10 Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant. (1)

4.11 Computerware Stockholders' Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware. (1)

4.12 Amended and Restated Lantec Stockholders' Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec (5) and Renouncement of related Board Observer Right effective December 16, 1999. (16)

4.13 Form of Lantec Warrant Agreement, dated January 7, 2000, with attached Second Amended List of Holders of Warrants to Purchase Common Shares of the Registrant. (16)

4.14 AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited. (7)

4.15 Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust. (10)

10.1 Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant (1), with attached list of Director and/or Executive Officer Indemnitees. (13) (*)

10.2 Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995. (1) (*)

10.3 1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995 (1), as amended by Amendment No. 1 dated August 19, 1996. (7) (*)

10.4 Lease Agreement for the Registrant's Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant (1), and Agreement of Amendment thereto, dated October 20, 1997 (11), and December 31, 2000.
     (19)

10.5 Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993. (1)

10.6 Structured Equity Line Flexible Financing Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC (15), Amended and Restated Structured Equity Line Flexible Financing Agreement, dated April 7, 2000 (15), Amendment No. 1 (15), and Amendment No. 2 (17)

10.7 Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC. (16), and Amended and Restated Registration Rights Agreement, dated April 7, 2000. (15)

10.8 Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC. (15)

10.9 Warrant Agreement, dated as of December 30, 1999, between the Company and Wit Capital Corporation. (15)

10.10 Warrant Agreement, dated December 3, 2001, between the Company and Cripple Creek Securities, LLC. (24)

10.11 Amended Employment Agreement by and between the Registrant and Robert
      J. Crowell dated June 1, 1997 (8), and Form of Consulting Agreement appended thereto as Exhibit A. (9) (*)

Exhibit No.                                 Description
-----------                                 -----------

10.12 Amended Employment Agreement by and between the Registrant and Robert J. Crowell dated June 1, 1997 (8), and Form of Consulting Agreement appended thereto as Exhibit A. (9) (*)

10.13 1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995 (1), and Amendment No. 1 thereto. (8) (*)

10.14   The 1996 Stock Option Plan of Elcom International, Inc. (6) (*)

10.15 The 1997 Stock Option Plan of Elcom International, Inc. (8), and Amendments One and Two thereto. (11) (12) (*)

10.15.1 The 2000 Stock Option Plan of the Registrant. (18)

10.15.2 The 2001 Stock Option Plan of the Registrant. (19)

10.15.3 The 2001 Stock Option Plan of the Registrant, as amended and restated.
        (20)

10.15.4 The 2002 Stock Option Plan of the Registrant.  (22)

10.16 Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997. (9)(*)

10.17 Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997. (9) (*)

10.18   Wit Capital Corporation Engagement Letter, dated July 8, 1999. (14)

10.19 Amended and Restated Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and Robert J. Crowell. (23)(*)

10.20 Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and Peter A. Rendall. (23)(*)

10.21 Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and John E. Halnen. (23)(*)

21.1    List of the Registrant's Subsidiaries. (16)

23.1    Consent of KPMG LLP. (x)

------------

(1) Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2) Previously filed as an exhibit to Current Report on Form 8-K dated December 6, 1996 (filed December 19, 1996, file no. 000-27376), and incorporated herein by reference.

(3) Previously filed as an exhibit to Current Report on Form 8-K dated February 21, 1997 (filed March 6, 1997, file no. 000-27376), and incorporated herein by reference.

(4) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (file no. 000-27376), and incorporated herein by reference.

(5) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (file no. 000-27376), and incorporated herein by reference.

(6) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (file no. 000-27376), and incorporated herein by reference.

(7) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, (file no. 000-27376), and incorporated herein by reference.

(9) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (file no. 000-27376), and incorporated herein by reference.

(10) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated March 26, 1997 (filed April 8, 1997, file no. 000-27376), and incorporated herein by reference.

(11) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(14) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(15) Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(16) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(17) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(18) Previously filed as an exhibit to Registration Statement No. 333-54852 on Form S-8 and incorporated herein by reference.

(19) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(20) Previously filed as an exhibit to Registration Statement No. 333-61316 on Form S-8 and incorporated herein by reference.

(21) Previously filed as an exhibit to Registrant's Current Report on Form 8-K dated December 31, 2001, (filed in January 11, 2002), and incorporated herein by reference.

(22) Previously filed as an exhibit to Registration Statement No. 333-91488 on Form S-8, and incorporated herein by reference.

(23) Previously filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 000-27376), and incorporated herein by reference.

(24) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(25) Previously filed as an exhibit to Current Report on Form 8-K dated March 29, 2002 (filed April 10, 2002) and incorporated herein by reference.

(x)     Filed herewith.

(*)     Management contract or compensatory plan or arrangement.

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES
                       2002 ANNUAL REPORT ON THE FORM 10-K
                                INDEX TO SCHEDULE

                                                                         Page
                                                                       Reference
                                                                       ---------

Independent Auditors' Report                                             S-2

Schedule II - Valuation and Qualifying Accounts for the Years Ended
         December 31, 2000, 2001, and 2002                               S-3

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Elcom International, Inc.

Under date of March 7, 2003, we reported on the consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations and other comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules included in Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and supplementary information have been prepared assuming that Elcom International, Inc. will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(a). The consolidated financial statements and supplementary information do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG

KPMG




Boston, Massachusetts
March 7, 2003

                                                                     SCHEDULE II


                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                                 (IN THOUSANDS)


                                          BALANCE AT       ADDITIONS                            BALANCE
                                          BEGINNING       (RECOVERIES,                         AT END OF
                                          OF PERIOD           NET)         UTILIZATIONS          PERIOD
                                        -------------     --------------   -------------     -------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
     FOR THE YEARS ENDING
----------------------------------
December 31, 2000                       $       3,077     $         440    $      (1,117)    $       2,400
                                        =============     =============    =============     =============

December 31, 2001                       $       2,400     $      (1,283)   $        (800)(a) $         317
                                        =============     =============    =============     =============

December 31, 2002                       $         317     $        (236)   $         (53)    $          28
                                        =============     =============    =============     =============


INVENTORY VALUATION ACCOUNTS
    FOR THE YEARS ENDING
----------------------------------
December 31, 2000                       $         770     $         (38)   $        (383)    $         349
                                        =============     =============    =============     =============

December 31, 2001                       $         349     $        (243)   $          (1)    $         105
                                        =============     =============    =============     =============

December 31, 2002                       $         105     $          --    $        (105)  [KPMG - Support]
                                        =============     =============    =============
                                        $         --
                                        =============



(a) Includes $580,000, which was sold to AJJP, Limited as part of the U.K. reseller business sale (See Footnote 7 of the consolidated financial statements.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                   ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

     The following consolidated financial statements of Elcom International, Inc. are included in response to Item 8:


                                                                                                 Page
                                                                                                 ----

Independent Auditors' Report                                                                     F-2
Consolidated Balance Sheets as of December 31, 2001 and 2002                                     F-3
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
     for the years ended December 31, 2000, 2001 and 2002                                        F-4
Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2000, 2001 and 2002                                                            F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002       F-6
Notes to Consolidated Financial Statements                                                       F-7  to F-23


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Elcom International, Inc.:

We have audited the accompanying consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations and other comprehensive income
(loss), stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ KPMG LLP

KPMG LLP

Boston, Massachusetts
March 7, 2003

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,
                                                                               2001             2002
                                                                          -------------    --------------
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (including restricted
       cash of $125 and $0 at December 31, 2001 and 2002, respectively)   $      10,813    $        2,302
                                                                          -------------    --------------
   Accounts receivable:
     Trade                                                                          440               239
     Other                                                                           60               109
                                                                          -------------    --------------
                                                                                    500               348
     Less-Allowance for doubtful accounts                                            10                28
                                                                          -------------    --------------
       Accounts receivable, net                                                     490               320
   Prepaids and other current assets                                                303               205
    Current assets of discontinued operations (Note 7)                            3,509               238
                                                                          -------------    --------------
     Total current assets                                                        15,115             3,065
                                                                          -------------    --------------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
   Computer hardware and software                                                23,671            17,741
   Land, buildings and leasehold improvements                                     1,425             1,333
   Furniture, fixtures and equipment                                              3,784             3,544
                                                                          -------------    --------------
                                                                                 28,880            22,618
   Less -- Accumulated depreciation and amortization                             23,129            20,772
                                                                          -------------    --------------
                                                                                  5,751             1,846

OTHER ASSETS                                                                         88               113
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 7)                              598               106
                                                                          -------------    --------------
                                                                          $      21,552    $        5,130
                                                                          =============    ==============
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of capital lease obligations (Note 6)                  $         451    $          275
   Accounts payable                                                               1,483               335
   Deferred revenue (Note 2)                                                        203               405
   Accrued expenses and other current liabilities (Note 3)                        4,115             2,476
   Current liabilities of discontinued operations (Note 7)                        3,670                41
                                                                          -------------    --------------
     Total current liabilities                                                    9,922             3,532
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION  (Note 6)                         274                --
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                   37                --
                                                                          -------------    --------------
     Total liabilities                                                           10,233             3,532
                                                                          -------------    --------------

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY (Note 5):
   Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
     Issued and outstanding - none                                                   --                --
   Common stock, $.01 par value; Authorized -- 50,000,000 shares in 2001 and 100,000,000 shares in 2002 -- issued -- 31,406,796 and 31,432,546
     shares                                                                         314               314
   Additional paid-in capital                                                   114,514           114,817
   Accumulated deficit                                                          (98,363)         (107,920)
   Treasury stock, at cost -- 530,709 shares                                     (4,712)           (4,712)
   Accumulated other comprehensive loss                                            (434)             (901)
                                                                          -------------    --------------
     Total stockholders' equity                                                  11,319             1,598
                                                                          -------------    --------------
                                                                          $      21,552    $        5,130
                                                                          =============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                        2000             2001              2002
                                                                        ----             ----              ----
Net sales:
  License                                                         $          652    $       3,708    $        3,256
  Professional services                                                       94              161               846
  Other                                                                      162              294               671
                                                                  --------------    -------------    --------------
                                                                             908            4,163             4,773
Cost of sales                                                                 48            1,255             1,052
                                                                  --------------    -------------    --------------
Gross profit                                                                 860            2,908             3,721

Operating Expenses:
   Selling, general and administrative                                    25,694           23,621            12,967
   Research and development                                                1,695            1,089               863
   Asset impairment charges (Note 8)                                          --            1,626               338
                                                                  --------------    -------------    --------------
Total operating expenses                                                  27,389           26,336            14,168
                                                                  --------------    -------------    --------------

Operating loss                                                           (26,529)         (23,428)          (10,447)
Interest expense                                                            (206)            (144)              (69)
Interest income and other, net                                             2,238              110               647
                                                                  --------------    -------------    --------------
Income (loss) before income taxes                                        (24,497)         (23,462)           (9,869)
Income tax expense (benefit) (Note 10)                                        --               --                --
                                                                  --------------    -------------    --------------

Loss from continuing operations                                          (24,497)         (23,462)           (9,869)

Discontinued operations (Note 7):
   Net income from discontinued operations, net of tax, U.K.               1,594            1,942                --
   Net income (loss) from discontinued operations,
     net of tax, U.S.                                                      3,149           (1,097)             (788)
   Gain on disposal of discontinued operations, net of tax                    --            2,738             1,100
                                                                  --------------    -------------    --------------
        Total discontinued operations                                      4,743            3,583               312
                                                                  --------------    -------------    --------------

Net loss                                                                 (19,754)         (19,879)           (9,557)
Comprehensive income (loss), net of tax:                                    (795)              83              (467)
                                                                  --------------    -------------    --------------

Comprehensive income (loss)                                       $      (20,549)   $     (19,796)   $      (10,024)
                                                                  ==============    =============    ==============

Basic and diluted net income (loss) per share data:
   Continuing operations                                          $       (0.80)    $       (0.76)   $       (0.32)
   Discontinued operations, U.K.                                           0.05              0.06               --
   Discontinued operations, U.S.                                           0.10             (0.03)           (0.03)
   Disposal of discontinued operations                                        --             0.09             0.04
                                                                  --------------    -------------    -------------
     Basic and diluted net loss per share                         $       (0.65)    $       (0.64)   $       (0.31)
                                                                  =============     =============    =============

   Weighted average number of basic and diluted shares
     outstanding                                                         30,487           30,912            30,901
                                                                  ==============    =============    ==============


        The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT NUMBER OF SHARES)


                                                   COMMON STOCK
                                            ------------------------------        ADDITIONAL
                                                 NUMBER          $.01 PAR          PAID-IN        ACCUMULATED
                                                OF SHARES         VALUE            CAPITAL         (DEFICIT)
                                            --------------    ------------      -------------    -------------
 BALANCE, DECEMBER 31, 1999                   29,128,585    $        291      $     106,111    $     (58,730)
    Exercise of common stock options           2,017,940              20              8,618               --
    Purchase of common stock                      60,952               1                319               --
    Cost of capital                                   --              --               (852)              --
    Purchase of treasury stock                        --              --                 --               --
    Net loss                                          --              --                 --          (19,754)
    Cumulative translation adjustment                 --              --                 --               --
                                          --------------    ------------      -------------    -------------

 BALANCE, DECEMBER 31, 2000                   31,207,477    $        312      $     114,196    $     (78,484)
    Exercise of common stock options             199,319               2                318               --
    Purchase of treasury stock                        --              --                 --               --
    Net loss                                          --              --                 --          (19,879)
    Cumulative translation adjustment                 --              --                 --               --
                                          --------------    ------------      -------------    -------------

 BALANCE, DECEMBER 31, 2001                   31,406,796    $        314      $     114,514    $     (98,363)
    Exercise of common stock options              25,750              --                 30               --
    Warrants issued in conjunction with
    asset sale (Note 7)                               --              --                273               --

    Net loss                                          --              --                 --           (9,557)
    Cumulative translation adjustment                 --              --                 --               --
                                          --------------    ------------      -------------    -------------

 BALANCE, DECEMBER 31, 2002                   31,432,546    $        314      $     114,817    $    (107,920)
                                          ==============    ============      =============    =============



                                                                ACCUMULATED
                                                TREASURY           OTHER            TOTAL
                                                 STOCK,        COMPREHENSIVE    STOCKHOLDERS'
                                                AT COST        INCOME (LOSS)       EQUITY
                                             -------------    --------------    -------------
 BALANCE, DECEMBER 31, 1999                $      (1,282)   $          278    $     46,668
    Exercise of common stock options                  --                --            8,638
    Purchase of common stock                          --                --              320
    Cost of capital                                   --                --             (852)
    Purchase of treasury stock                    (3,270)               --           (3,270)
    Net loss                                          --                --          (19,754)
    Cumulative translation adjustment                 --              (795)            (795)
                                           -------------    --------------    -------------

 BALANCE, DECEMBER 31, 2000                $      (4,552)   $         (517)   $     30,955
    Exercise of common stock options                  --                --              320
    Purchase of treasury stock                      (160)               --             (160)
    Net loss                                          --                --          (19,879)
    Cumulative translation adjustment                 --                83               83
                                           -------------    --------------    -------------

 BALANCE, DECEMBER 31, 2001                $      (4,712)             (434)   $     11,319
    Exercise of common stock options                  --                --               30
    Warrants issued in conjunction with
    asset sale (Note 7)                               --                --              273

    Net loss                                          --                --           (9,557)
    Cumulative translation adjustment                 --              (467)            (467)
                                           -------------    --------------    -------------

 BALANCE, DECEMBER 31, 2002                $      (4,712)   $         (901)   $       1,598
                                           =============    ==============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                            2000             2001              2002
                                                                  --------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                             $      (24,497)   $     (23,462)   $       (9,869)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities --
      Depreciation and amortization                                        4,580            4,903             3,066
      Asset impairment                                                        --            1,626               338
  Changes in current assets and liabilities:
      Accounts receivable                                                    265             (487)              170
      Prepaids and other current assets                                   (1,327)             359                98
      Accounts payable                                                      (648)             152            (1,148)
      Deferred revenue                                                       (41)              95               202
      Accrued expenses and other current liabilities                          --              439            (1,125)
                                                                  --------------    -------------    --------------
          Net cash used in continuing operations                         (21,668)         (16,375)           (8,268)
                                                                  --------------    -------------    --------------
          Net cash provided by discontinued operations, U.K.               8,612            4,812                --
                                                                  --------------    -------------    --------------
          Net cash provided by (used in) discontinued
           operations, U.S.                                               10,335           25,327            (1,028)
                                                                  --------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, equipment and software                            (5,758)            (596)              (13)
  Increase (decrease) in other assets and deferred costs                     (19)              --               (25)
                                                                  --------------    -------------    --------------
      Net cash used in investing activities                               (5,777)            (596)              (38)
                                                                  --------------    -------------    --------------
      Net cash used in discontinued operations, U.K.                      (1,028)            (521)               --
                                                                  --------------    -------------    --------------
      Net cash provided by (used in) discontinued
        operations, U.S.                                                    (476)            (423)            1,650
                                                                  --------------    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations and debt                           (459)            (429)             (450)
  Exercise of common stock options                                         8,638              320                30
  Issuance of warrants on asset sale                                          --               --               273
  Sales and common stock                                                     320               --                --
  Cost of equity line financing agreement                                   (852)              --                --
  Purchase of treasury stock                                              (3,270)            (160)               --
                                                                  --------------    -------------    --------------
      Net cash provided by (used in) financing activities                  4,377             (269)             (147)
                                                                  --------------    -------------    --------------
      Net cash provided by (used in) discontinued
        operations, U.K.                                                   5,677          (10,706)               --
                                                                  --------------    -------------    --------------
      Net cash used in discontinued operations, U.S.                      (1,103)         (22,832)             (213)
                                                                  --------------    -------------    --------------

FOREIGN EXCHANGE EFFECT ON CASH                                             (795)              83              (467)
                                                                  --------------    -------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,846)         (21,500)           (8,511)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            34,159           32,313            10,813
                                                                  --------------    -------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $       32,313    $      10,813    $        2,302
                                                                  ==============    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                   $        1,596    $         642    $           59
                                                                  ==============    =============    ==============
  Income taxes paid                                               $          165    $          82    $           15
                                                                  ==============    =============    ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Increase in capital lease obligations                           $        1,091    $          --    $           --
                                                                  ==============    =============    ==============

  Disposition of Assets:
     Cash proceeds from sale of assets                                              $           1    $        2,142
     Net book value of assets sold                                                          3,039             1,042
                                                                                    -------------    --------------
         Gain on sale                                                               $       3,038    $        1,100
                                                                                    =============    ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Business

         Overview
         --------

         On March 29, 2002, Elcom International, Inc. (the "Company") divested itself of certain assets associated with its United States ("U.S.") computer-oriented information technology products ("IT Products") and services business to ePlus Technology, Inc. ("ePlus"), see Note (7). This allowed the Company to transition to a leading provider of remotely-hosted, electronic procurement and electronic marketplace Internet software solutions (collectively, "eSourcing"). Because of this divestiture, and in conjunction with the sale of the Company's United Kingdom ("U.K.") IT Products business on December 31, 2001, as described more fully in Note (7), commencing with the second quarter of 2002, the Company did not record any revenues arising from the sale of IT Products and associated services. Subsequent to the sales, the Company's sole source of revenue was from eSourcing solutions and associated professional services. As provided by applicable accounting conventions, the consolidated financial statements present all of the IT Products and services business as a discontinued operation for all periods presented.

         Since its inception in 1992, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology. This technology is licensed to companies to enable them to communicate, market, buy and sell various goods and services electronically over the Internet or through private networks and eMarketplaces. The Company intends to augment its core eSourcing solutions with other licensed supply chain-oriented systems to enable the conduct of interactive supply chain automation for businesses. The Company has already licensed from third parties a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation functions and an asset management system.

         Liquidity
         ---------

         As of December 31, 2002, the Company had approximately $2.3 million of cash and cash equivalents and did not have any outstanding debt except for $275,000 related to capital leases. However, the Company has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit, that raise substantial doubt about the Company's ability to continue as a going concern. The ultimate success of the Company is dependent on securing adequate financing and developing and marketing its eSourcing solutions until the Company is operating profitably. The Company currently anticipates that existing resources will not be sufficient to satisfy contemplated working capital requirements past April 2003. The Company believes a significant license fee will be generated in the short term from an existing client, and with that additional working capital available, possible plans include the sale of securities in a private placement, potential reductions in workforce to lower operating expenses and the possible sale of a portion of the Company's assets.

         The Company's ability to continue as a going concern is dependent upon its ability to attract new sources of capital, grow revenue and attain further operating efficiencies. The Company intends to seek additional capital, which would result in dilution for its shareholders. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

(b) Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. All material intercompany transactions and balances have been eliminated in consolidation. Certain amounts from prior years have been reclassified to conform to the current presentation (in particular the reclassification of the Company's IT Products and services businesses as discontinued operations).

(c) Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 2001 and 2002 consisted of $10.7 million and $2.3 million, respectively, of deposits with banks and financial institutions which were unrestricted as to withdrawal or use and had original maturities of less than three months. In addition, cash and cash equivalents at December 31, 2001 included $125,000 that was pledged as collateral for a letter of credit issued in the ordinary course of business. Interest earned on all cash and cash equivalents is included in interest income and other, net in the Consolidated Statements of Operations and Other Comprehensive Income (Loss).

 (d) Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported in the consolidated financial statements and accompanying notes. Actual results may differ from such estimates.

         On an ongoing basis, management evaluates its estimates, including those related to the allowance for doubtful accounts, the income tax valuation allowance, (see Note 1(j)), and the impairment of long-lived assets, (see Note 1(g)). The Company maintains allowances for doubtful accounts for estimated losses resulting from customers that fail to make required payments; however, an additional allowance may be required if actual results differ from assumptions made by management. In analyzing the adequacy of the allowance, the Company considers past experiences with the customers and related payment history, the viability of the customers' financial condition, and overall historical loss experience. At a minimum, the Company maintains an allowance for accounts greater than 90 days past due and an estimate for all other accounts based on the results of the assumptions previously mentioned.

(e) Prepaids and Other Current Assets

         The Company expenses advertising costs as incurred. Company advertising expenses, which relate to the Company's eSourcing technology product for 2000, 2001, and 2002 totaled $1.9 million, $0.7 million, and $0.3 million, respectively.

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

         In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Company's treatment of such costs has historically been consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software, ranging from eighteen months to four years.

         During the years ended December 31, 2002, 2001 and 2000, the Company capitalized approximately $0 million, $0.4 million and $0.5 million, respectively, under SOP 98-1, which will be amortized over the estimated useful life of the software developed, which is generally three years. During 2001 and 2002, $1.6 million and $0.3 million, respectively, of software costs previously capitalized under SOP 98-1 were written off when the Company determined that it was no longer probable that the development of a project would be completed. These products were never put into production (see Note 8, below).

         In January 2000, the Emergency Issues Task Force ("EITF") issued Issue No. 00-2, "Accounting for Web Site Development Costs." Issue 00-2 requires that planning stage costs be expensed as incurred, costs to develop web site application and infrastructure and graphics, be capitalized once the capitalization criteria of SOP 98-1 have been met and operating costs such as training and maintenance be expensed as incurred. The Company's treatment of such costs has historically been consistent with EITF 00-02, with the capitalized costs being amortized over the expected useful life of the software, ranging from eighteen months to four years.

         Expenditures for the research and development of the Company's products to be marketed are expensed as incurred, except for certain software development costs. Specifically, costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility (as defined by Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed). Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized. The Company capitalized software development costs of $470,000 and $422,000 during the years ended December 31, 2000, and 2001, respectively. There were no software development costs capitalized during 2002. On December 31, 2001 and 2002, gross capitalized software expense was $892,000. The accumulated amortization was $470,000 and $892,000 as of December 31, 2001 and December 31, 2002, respectively. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product's projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be eighteen months. The Company assesses the recoverability of capitalized software costs by comparing the cost capitalized for each product, to the net of estimated future gross revenues less the estimated future cost of completing, maintaining, supporting and disposing of the product. No impairment charges were booked in 2002, 2001 or 2000 in conjunction with the Company's recoverability assessments.

(g) Impairment of Long Lived Assets

         On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 144 retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("ABP 30"), for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company elected to early-adopt the statement as of January 1, 2001.

         The Company evaluates for impairment its long-lived assets to be held and used or to be disposed of other than by sale whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. The Company's cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. The Company's estimates of fair value represent the best estimate based on industry trends and market rates and transactions. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less costs to sell, and depreciation of such assets ceases.

(h) Revenue Recognition

         Revenue consists principally of fees for licenses of the Company's software products, maintenance, hosting, consulting, and training. The Company's license arrangements provide for an initial fee for use of the Company's software products in perpetuity. The Company licenses its software in multiple element arrangements in which the customer purchases a combination of software, maintenance, consulting and training. The Company recognizes revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term.

         Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collection of the resulting receivable is not probable, revenue is recognized when the arrangement fee becomes due and payable or when collected, respectively.

         The Company's specific policies for recognition of license revenues and services revenues are as follows:

         License Revenue. The Company recognizes revenue from sales of software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that collection of a fixed or determinable license fee is considered probable, and determination that no undelivered services are essential to the functionality of the software.

         Service Revenue. Maintenance and hosting contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has fulfilled its obligations resulting from the services contract.

         The Company sells both an enterprise and non-enterprise (hosted) model of PECOS software. In accordance with EITF Issue 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware, in order for revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company's treatment of software license revenue where the software is hosted by the Company has historically been consistent with EITF Issue 00-03.

(i) Foreign Currency Translation

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

(j) Income Taxes

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

         The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that losses will continue throughout 2003, the Company has recorded a valuation allowance equal to 100% of its net deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

(k) Stock-Based Compensation

         The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS no. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 and No. 148.

         The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant date fair value of the equity instruments issued, whichever is more reliably measurable.

         Had compensation cost for awards under the Stock Option Plans (including convertible shares from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company's net loss and per share amounts would have been as follows:

                                       2000             2001           2002
                                     ----------      ----------     -----------
                                        (in thousands, except per share data)
         Net loss:
           As reported               $  (19,754)     $  (19,879)    $   (9,557)
           Pro forma                 $  (24,626)     $  (25,139)    $  (13,357)
           Net loss per share:
           As reported - basic and
           diluted                   $    (0.65)     $    (0.64)    $    (0.31)
           Pro forma - basic and
           diluted                   $    (0.81)     $    (0.81)    $    (0.43)


         The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2000          2001           2002
                                        ----------    ----------     ----------

          Volatility                       115.14%       118.67%        119.00%
          Risk-free interest rate            4.98%         4.49%          3.03%
          Expected life of options         5 years       5 years      4.5 years
          Expected dividend yield               0%            0%             0%

         The weighted average fair value of options granted during 2000, 2001, and 2002 was $3.06, $1.19 and $0.32, respectively.

(l) Net Income (Loss) Per Share

         Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (EPS) excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potential common shares outstanding during the period. As the Company was in a net loss position for all periods presented, diluted EPS is the same as basic EPS because the effect at any potential common stock equivalents would be antidilutive.

(m) Fair Value of Financial Instruments

         The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments. Lines of credit (which are reported in discontinued operations) bear interest at variable market rates and, therefore, the carrying amounts for these instruments approximate fair value.

(n) Comprehensive Income

         SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components. The Company's comprehensive income consists of net income (loss) and foreign currency translation adjustments.

(o) Segment Reporting

         The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major clients. The Company has determined that for all periods presented, there is one operating segment, that being eSourcing, and there are two geographical areas, U.S. and U.K.

(p) Recent Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company will adopt SFAS 146 on January 1, 2003 and does not expect that the adoption will have a material impact on its financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the "FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees (see Note 6 in these Notes to Consolidated Financial Statements). FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees.

         FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

         As noted above the Company has adopted the disclosure requirements of the FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. Subsequent to December 31, 2002, the Company has not entered into or modified guarantees.

         The Company's customer contracts typically contain customary provisions that indemnify customers for losses that they may incur in the unlikely event that there is an intellectual infringement claim made against the customer relating to use of the Company's PECOS products. The company believes that the financial risk relating to these provisions are insignificant. The Company agreed to indemnify ePlus for any claims arising from any actual or alleged breach of any warranty, representation or covenant contained in the agreement for the sale of the U.S. IT Products business. Such indemnification obligation expires on March 29, 2003 and is limited to the purchase price for the U.S. IT Products business. Management does not believe the amounts are significant and has not accounted for these amounts in its balance sheet.

(2) DEFERRED REVENUE

         Revenue on software license transactions in which there are outstanding obligations is deferred and recognized once such obligations are fulfilled. Included in deferred revenue at December 31, 2001 and 2002 was deferred revenue associated with the Government of Scotland license of $0 and $0.3 million, respectively. The $0.3 million relates to hosting fees that are released over the life of the contract.

 (3) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         At December 31, 2001, accrued expenses included $0.8 million related to salary, wages and benefits, $1.1 million related to taxes, $0.6 million related to financial consulting, and $1.6 million of other accruals. At December 31, 2002, accrued expenses included $0.5 million related to salary, wages and benefits, $1.0 million related to taxes, $0.6 million related to financial consulting, $0.2 million related to legal and audit fees, and $0.2 million of other accruals.

(4) EMPLOYEE BENEFITS

         The Company maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan, of which participating employees are 100% vested, for the years ended December 31, 2000, 2001, and 2002 were $25,000, $42,000, and $46,000, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. The Company has no material obligations for post retirement benefits.

(5) STOCKHOLDERS' EQUITY

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

(c) Stock Options

         The Company's Board of Directors has adopted seven stock option plans and stockholders have approved the adoption of all such stock option plans (the "Option Plans"). As of December 31, 2002, all Option Plans provided that up to an aggregate of 18,600,000 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company's common stock on the date of grant and at 110% for shareholders who own more than 10% of the outstanding shares. The Option Plans also provide that the options are exercisable on varying dates, as determined by the Compensation Committee for each plan, and have terms not to exceed 10 years. In addition, the 2001 and 2002 Plans allow for the exercise of vested options for a 180-day period commencing on the date of employee termination, provided that such termination is without "cause". Under all other

Stock Option Plans, upon an optionee's termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee's options vest and the optionee may exercise his or her options for up to 90 days following the date of termination.

         One of the Option Plans, the 1995 Non-employee Director Stock Option Plan (the "1995 Non-employee Director Plan") provides for up to 250,000 nonqualified stock options to acquire the Company's common stock to be reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new non-employee director is automatically granted 5,000 nonqualified stock options.

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

         Information relating to the Company Option Plans (including convertible shares from the elcom, inc. option plan) during each of the years in the three-year period ended December 31, 2001 is as follows:

                                                                                                WEIGHTED
                                                            NUMBER         OPTION PRICE         AVERAGE
                                                          OF SHARES          PER SHARE       EXERCISE PRICE
                                                       ----------------   --------------    -----------------
          Outstanding, December 31, 1999                     8,382,316    $ 0.11 - 31.13    $        4.08
              Granted                                        5,152,147      1.17 - 24.06             3.72
              Terminated                                      (960,120)     1.17 - 21.47             5.05
              Exercised                                     (1,350,440)     0.11 -  8.00             4.06
                                                       ---------------

          Outstanding, December 31, 2000                    11,223,903    $ 0.11 - 31.13    $        3.83
              Granted                                        2,872,750      0.85 -  4.78             1.46
              Terminated                                    (2,075,421)     1.13 - 31.13             3.71
              Exercised                                       (199,319)     1.17 -  3.81             1.63
                                                       ---------------

          Outstanding, December 31, 2001                    11,821,913    $ 0.11 - 24.06    $        3.32

              Granted                                        4,615,850      0.20 -  1.50             0.40
              Terminated                                    (4,168,489)     0.20 - 24.06             3.04
              Exercised                                        (25,750)     1.23 -  1.63             1.51
                                                       ---------------

          Outstanding, December 31, 2002                    12,243,524    $ 0.11 - 24.06    $        2.32
                                                       ===============    ==============    =============


          Exercisable, December 31, 2000                     3,759,034    $ 0.11 - 31.13    $        4.17
                                                       ===============    ==============    =============
          Exercisable, December 31, 2001                     6,878,007    $ 0.11 - 24.06    $        3.19
                                                       ===============    ==============    =============
          Exercisable, December 31, 2002                     7,838,033    $ 0.11 - 24.06    $        2.66
                                                       ===============    ==============    =============

         The following table summarizes information about stock options (including convertible options from the elcom, inc. plan) outstanding as of December 31, 2002:

                                                     Options Outstanding                   Options Exercisable
                           -----------------------------------------------------   --------------------------------
                                                  Weighted           Weighted                          Weighted
                                                  Average            Average                           Average
            Range of           Number            Remaining           Exercise        Number           Exercise
       Exercise Prices      Outstanding      Contractual Life         Price        Exercisable          Price
     -----------------     -------------     -----------------    --------------  -------------    --------------

     $          0.11            76,169             0.15           $      0.11           76,169        $    0.11
         0.20 - 0.22           948,850             8.83                  0.20               --               --
         0.39 - 0.49         3,286,800             8.77                  0.45        1,654,050             0.45
         0.60 - 0.74            50,000             6.61                  0.64               --               --
         0.85 - 1.17         1,682,150             7.86                  1.04        1,424,225             1.04
         1.44 - 1.92         1,580,070             7.13                  1.69        1,259,867             1.69
         2.47 - 3.63           225,900             5.37                  3.19          141,575             3.19
         3.81 - 5.69         3,455,808             5.59                  4.32        2,628,134             4.32
         5.75 - 8.00           881,277             5.53                  6.52          621,788             6.52
               12.63            41,500             6.98                 12.63           26,975            12.63
               22.50            10,000             7.13                 22.50            3,500            22.50
               24.06             5,000             7.16                 24.06            1,750            24.06
                         -------------                                           -------------
                            12,243,524                                               7,838,033
                         =============                                           =============

     As of December 31, 2002, 14,075,009 shares of common stock have been reserved for issuance under the Company's stock option plans.

         The Company's wholly-owned technology subsidiary, elcom, inc. also maintains a stock option plan (the "elcom, inc. Plan") pursuant to which two million shares of its common stock are reserved for issuance. The elcom, inc. Plan has provisions similar to the Option Plans discussed above. During 2000, 1,740,363 stock options were granted and 31,750 stock options were terminated, leaving a balance of 1,708,613 outstanding at December 31, 2000. During 2001, 106,000 stock options were granted and 638,313 stock options were terminated, leaving a balance of 1,176,300 outstanding at December 31, 2001. During 2002, 456,800 stock options were terminated, leaving a balance of 1,130,620 outstanding at December 31, 2002. All stock options were issued at $3.82 and none were exercisable as of December 31, 2002. In addition, for each elcom, inc. option granted, the optionee received 0.65 of an option of the Company's common stock, all of which were included in the Company's SFAS 123 pro forma calculation. In the event the optionee exercises this Company stock option, the elcom, inc. stock options automatically terminate.

(d) Warrants

         In June 1995, the Company issued warrants to purchase 750,000 shares of the Company's common stock at $4.75 per share in connection with the purchase of Lantec. As of December 31, 2002, 82,500 of these warrants are outstanding and exercisable. The warrants expire in June 2005.

         On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with Cripple Creek Securities. In September 2000, the Company sold 60,952 shares to Cripple Creek under the Equity Line for $320,000. The Company terminated the Equity Line on November 29, 2001. On December 3, 2001, the Company issued warrants to purchase 145,200 and 4,800 shares of Common Stock to Cripple Creek. The warrants are exercisable, have an exercise price of $1.81 and $6.30, respectively, and expire on December 2, 2006. The fair market value of the warrants at the date of the grant was $1.21 and $1.01 per share, respectively, based on the volatility, risk factor rate and dividend yield noted above, and a contractual life of five years. At December 31, 2002, all of these warrants are outstanding and exercisable.

         On March 29, 2002, the Company issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009. The fair market value of the warrants at the date of grant was $0.91 based on the volatility, risk factor rate, dividend yield reflected above and the contractual life of seven years. See Footnote 7.

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

(6) LEASES AND OTHER COMMITMENTS AND CONTINGENCIES

(a) Leases

         The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from three to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets under capital leases of $1,545,000 and $1,106,000 and related accumulated amortization of $732,000 and $934,000 as of December 31, 2001 and 2002, respectively. Amortization of leased assets is included in depreciation expense.

         The Company has entered into operating leases for office and warehouse space, software, computers, autos and other equipment. The period covered by the leases ranges from two months to four years. Certain leases for office and warehouse space require payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

         Future minimum rental payments under non-cancelable operating leases and capital leases as of December 31, 2002 are as follows:

                                                                CAPITAL         OPERATING
         YEAR ENDING DECEMBER 31, (IN THOUSANDS)                 LEASES           LEASES
         ---------------------------------------             -------------    -------------
         2003...........................................     $     288,597    $     893,960
         2004...........................................                --          687,962
         2005...........................................                --          622,748
         2006...........................................                --          250,635
         Thereafter.....................................                --               --
                                                             -------------    -------------
         Total minimum lease payments...................           288,597        2,455,305
             Less - Amounts representing interest.......           (14,035)              --
             Less - minimum sublease income.............                --         (717,496)
                                                             -------------    -------------
             Present value of net minimum lease
               Payments.................................           274,562    $   1,737,809
                                                                              =============
             Current portion............................          (274,562)
                                                             -------------
         Long term portion..............................     $          --
                                                             =============

         Rent expense for operating leases for each year in the three-year period ended December 31, 2002 amounted to approximately $1.6 million, $1.3 million, and $0.7 million, respectively.

(b) Employment Contracts and Personnel Expenses

         The Company has employment contracts with certain key executives, which provide for annual salary, incentive payments, and severance arrangements.

                  The Company's employment contracts with Messrs. Crowell, Halnen and Rendall each contain post-employment obligations of the Company. Mr. Crowell's agreement provides that if Mr. Crowell's employment with the Company should terminate because of a disability (as defined) he becomes entitled to receive (i) a payment equal to two years' base salary, payable in 24 equal monthly installments, and (ii) health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. If Mr. Crowell's employment with the Company should terminate other than for cause (as defined) or upon Mr. Crowell's resignation for good reason (as defined) after a change in control (as defined) he becomes entitled to receive (i) a severance payment equal to 2.99 times his base salary, payable 50% upon Mr. Crowell executing a release in favor of the Company and 50% payable in twelve equal monthly installments, (ii) all of Mr. Crowell's stock options shall become immediately vested and exercisable, and (iii) health, dental benefits and group term life insurance for a three year period following termination of employment with the Company. For purposes of calculating any such payment, Mr. Crowell's base salary shall be calculated without reference to any voluntary reductions then in effect.

         Mr. Halnen's agreement provides that if Mr. Halnen's employment with the Company should terminate because of a disability (as defined) Mr. Halnen shall become entitled to receive (i) a payment equal to twelve months' base salary, payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen's employment with the Company should terminate other than for cause (as defined), Mr. Halnen shall become entitled to receive (i) a severance payment equal to twelve months' base salary payable in twelve equal monthly installments or, if, at the time of such termination Mr. Crowell is no longer Chairman and Chief Executive Officer of the Company, then such severance payment shall be equal to eighteen months annual compensation (as defined), payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in twelve equal monthly installments, and
(ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen's employment with the Company should terminate other than for cause (as defined), following a change in control (as defined) Mr. Halnen shall be entitled to receive (i) a severance payment equal to the greater of his annual compensation (as defined) for the remainder of the term of the Halnen Employment Agreement or his annual compensation (as defined) for two years, payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in 24 equal monthly installments, (ii) all of Mr. Halnen's stock options shall become immediately vested and exercisable, and (iii) Mr. Halnen shall become entitled to receive health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. For purposes of calculating any such payment, Mr. Halnen's base salary and annual compensation shall be calculated without reference to any voluntary reductions then in effect.

         Mr. Rendall's agreement provides that if Mr. Rendall's employment with the Company should terminate because of a disability (as defined) Mr. Rendall shall become entitled to receive (i) a payment equal to twelve months' base salary, payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Rendall's employment with the Company should terminate other than for cause (as defined) Mr. Rendall shall become entitled to receive (i) a severance payment equal to twelve months' base salary payable in twelve equal monthly installments or, if, at the time of such termination Mr. Crowell is no longer Chairman and Chief Executive Officer of the Company, then such severance payment shall be equal to eighteen months' base salary, payable 50% upon Mr. Rendall executing a release in favor of the Company and 50% payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Rendall's employment with the Company should terminate other than for cause (as defined) following a change in control (as defined) Mr. Rendall shall be entitled to receive (i) a severance payment equal to the greater of his base salary for the remainder of the term of the Rendall Employment Agreement or his base salary for two years, payable 50% upon Mr. Rendall executing a release in favor of the Company and 50% payable in 24 equal monthly installments, (ii) all of Mr. Rendall's stock options shall become immediately vested and exercisable, and (iii) Mr. Rendall shall become entitled to receive health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. For purposes of calculating any such payment, Mr. Rendall's base salary shall be calculated without reference to any voluntary reductions then in effect.

         During 2002, certain employees elected to receive lower salaries while the Company implemented its cost containment programs. The effect of these reductions was to reduce the Company's operating cash outflow in 2002 by $250,000. Upon the occurrence of a change of control or other liquidity event, the Company may make discretionary payments to these employees in recognition of past services. No amount has been accrued as of December 31, 2002 due to the uncertainty associated with the ultimate payment of such amount.

(c) Contingencies

         The Company is party to various litigation as both plaintiff and defendant in cases related to contractual issues, employment matters and issues arising out of the conduct of its business. The Company believes that, based on discussions with its counsel, the estimable range of loss, if any, is not material in relation to the consolidated financial statements.

(7)  DISCONTINUED OPERATIONS

         On December 31, 2001, the Company sold substantially all of the assets and liabilities of the Company's United Kingdom information technology remarketer business conducted by its subsidiary, Elcom Holdings Limited

("Holdings"), to AJJP Limited, a company organized under the laws of the U.K., pursuant to an agreement between Holdings, Elcom Information Technology Limited (a subsidiary of the Company) and AJJP Limited. AJJP Limited has been formed by certain members of the former management team of Holdings. Immediately upon completion of the sale, AJJP Limited changed its name to Elcom Information Technology Limited ("EIT") and the Company's subsidiaries changed their names.

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

         In addition to the sale of the Business, elcom, inc., the Company's U.S. technology company, sold to EIT the U.K. versions of PECOS.web and StarbuyerGold software technology for use by EIT in the U.K. and Ireland in connection with the business. elcom, inc. also licensed certain proprietary software to EIT to enable EIT to utilize PECOS.web and StarbuyerGold. As a result of these transactions, EIT paid technology-related fees of approximately $2.9 million in the aggregate, which were recorded as license sales in the fourth quarter of 2001. Other than as described above, and the arrangements described below between EIT and Elcom Systems Limited, there are no material ongoing relationships between the Company, EIT and Elcom Systems Limited.

         On March 29, 2002, the Company sold certain of the assets and liabilities of its U.S. IT Products and Services business to ePlus. The assets acquired by ePlus included the Company's customer list and certain contractual rights related to the resale of IT Products and Services, certain fixed assets and rights under the Company's real property lease in California (which was subsequently assigned to ePlus). ePlus also assumed certain related liabilities of the Company, including liabilities related to employee compensation and liabilities under assigned contracts. In addition, ePlus acquired certain of the Company's software and a perpetual license for certain of the Company's other software, all of which was used in the U.S. IT Products and Services business. Under the terms of the sale, ePlus agreed to employ the majority of the Company's employees who were involved in the U.S. IT Products and Services business. The sale price for the Business consisted of cash consideration of $2.15 million, of which approximately $0.6 million was held in escrow. The escrow was released when the Company satisfied certain liabilities, mostly related to employee commissions, severance and accrued vacation. At December 31, 2002, approximately $10,000 of the escrow amount remained in escrow, all of which was collected subsequent to December 31, 2002. The Company recorded a net gain on the sale of $1.1 million.

         The Company also performed certain operational and hosting services for ePlus to facilitate the transition of the Business to ePlus in an efficient and effective manner. The Company was reimbursed for its costs incurred in the provision of the Managed Services. The Managed Services include providing certain facilities for former Company staff now employed by ePlus and hosting of certain software applications used in the Business. The managed services ended in February 2003. A total of $522,000 was billed under this program.

         The Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009. The fair market of the warrants (utilizing a Black-Scholes pricing model) was $273,000 and was recorded as an offset to the gain on the sale.

         As previously discussed, the Company elected to early-adopt SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of January 1, 2001. The results of discontinued operations were as follows (in thousands):

                                                                 Year ended December 31,
                                                          ----------------------------------------
                                                             2000           2001            2002
                                                          ----------    -----------     ----------
         Revenue                                          $  317,077    $   152,127     $    4,880
         Net income (loss) from discontinued operations   $    4,743    $       845     $     (788)
         Gain on disposal of discontinued operations,
           net of tax                                     $       --    $     2,738     $    1,100

         The assets and liabilities identified as part of the disposed businesses were recorded as current assets of discontinued operations, non-current assets of discontinued operations, and current liabilities of discontinued operations; the cash flows of this business were reported as net cash provided by (used in) discontinued operations; and the results of operations of this business were reported as net income (loss) from discontinued operations, net of tax.

         Current assets of discontinued operations consisted of the following (in thousands):

                                                          DECEMBER 31,   DECEMBER 31,
                                                             2001            2002
                                                          -----------    -----------
         Accounts receivable                              $     3,350    $       174
         Inventory                                                  3             --
         Prepaids and other current assets                        156             64
                                                          -----------    -----------
                                                          $     3,509    $       238
                                                          ===========    ===========

         Non-current assets of discontinued operations consisted of the following (in thousands):

                                                          DECEMBER 31,   DECEMBER 31,
                                                               2001         2002
                                                          -----------    -----------
         Property, plant and equipment                    $       477    $        --
         Other non-current assets                                 121            106
                                                          -----------    -----------
                                                          $       598    $       106
                                                          ===========    ===========

         Current liabilities of discontinued operations consisted of the following (in thousands):

                                                          DECEMBER 31,   DECEMBER 31,
                                                               2001            2002
                                                          -----------    -----------
         Accounts payable                                 $     1,890    $        --
         Accrued expenses and other current liabilities         1,780             41
                                                          -----------    -----------
                                                          $     3,670    $        41
                                                          ===========    ===========

(8) ASSET IMPAIRMENT CHARGES

         In 2001 and 2002, the Company recorded asset impairment charges of $1.6 million and $0.3 million respectively. These impairment charges relate to previously capitalized software costs that were acquired to augment the Company's PECOS technology. These software programs did not perform as expected and were never installed into production.

(9) BUSINESS SEGMENT INFORMATION

         The Company's continuing operation is classified as a single business segment, specifically the development and sale of eSourcing Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. IT Products business and the U.S. IT Products and services business, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represent all of the IT Products and services business for all periods presented. The Company operates both in the U.S. and U.K. and geographic financial information for the years ended December 31, 2000, 2001 and 2002, were as follows (in thousands):


                                                                                For Years ended December 31,
                                                                        -------------------------------------------
                                                                              2000         2001           2002
                                                                        ------------  -------------  --------------
              Net sales from continuing operations
                  U.S.                                                  $        811  $       4,012  $        1,100
                  U.K.                                                            97            151           3,673
                                                                        ------------  -------------  --------------
                                                                                 908          4,163           4,773

              Net sales from discontinued operations
                  U.S.                                                       235,089         58,058           4,880
                  U.K.                                                        81,988         94,069              --
                                                                        ------------  -------------  --------------
                                                                             317,077        152,127           4,880
                                                                        ------------  -------------  --------------

                  Net sales                                             $    317,985  $     156,290  $        9,653
                                                                        ============  =============  ==============

              Gross profit (loss) from continuing operations
                  U.S.                                                  $        798  $       2,768           1,879
                  U.K.                                                            62            140           1,842
                                                                        ------------  -------------  --------------
                                                                                 860          2,908           3,721
              Gross profit (loss) from discontinued operations
                  U.S.                                                        21,171         12,182           2,016
                  U.K.                                                         9,043         11,191              --
                                                                        ------------  -------------  --------------
                                                                              30,214         23,373           2,016
                                                                        ------------  -------------  --------------
              Gross profit (loss)                                       $     31,074  $      26,281  $        5,737
                                                                        ============  =============  ==============

              Identifiable assets as of December 31, 2001 and 2002 are as follows:

              Identifiable assets from continuing operations
                  U.S.                                                                $      17,267  $        4,300
                  U.K.                                                                          178             475
                                                                                      -------------  --------------
                                                                                             17,445           4,775

              Identifiable assets from discontinued operations                                4,107             355
                                                                                      -------------  --------------
                                                                                      $      21,552  $        5,130
                                                                                      =============  ==============

         For 2000, the Company did not have any customer accounts that represented more than 10% of net sales from continuing operations. During 2001 and 2002, the Company had one client that accounted for approximately 69% and 73%, respectively of net sales from continuing operations.

(10) INCOME TAXES

         Income (loss) before provision for income taxes for total operations consisted of:

                                              2000              2001             2002
                                        -------------     -------------    -------------
U.S.                                    $     (20,870)    $     (22,362)   $      (8,839)
Foreign                                           330             2,783             (718)
                                        -------------     -------------    -------------
                                        $     (20,540)    $     (19,579)   $      (9,557)
                                        =============     =============    =============

         The expense (benefit) for income taxes consisted of (in thousands):

                                              2000              2001             2002
                                        -------------     -------------    -------------
Continuing operations
    Current tax expense
       United States federal            $        --       $          --    $          --
       State                                       --                --               --
       Foreign                                     --                --               --
                                        -------------     -------------    -------------
           Total current tax expense
               (benefit)                           --                --               --
                                        -------------     -------------    -------------

Discontinued operations
    Foreign                                      (786)              300               --
                                        -------------     -------------    -------------
Expense (benefit) for income taxes      $        (786)    $         300    $          --
                                        =============     =============    =============

         The following table summarizes the significant differences between the United States federal statutory tax rate and the Company's effective tax rate for financial statement purposes on continuing operations:

                                               2000           2001         2002
                                           ----------     ----------    ----------

Statutory tax rate                              34.0%          34.0%         34.0%
State taxes, net of United States federal
    tax benefit                                   2.0            --            --
Valuation reserve provided against
    utilization of net operating loss
    carryforwards                              (27.9)         (11.9)        (34.0)
Non deductible goodwill and other               (5.1)         (22.1)            --
                                           ---------      ----------    ----------
                                                 3.0%            --             --
                                           ==========     ==========    ==========

         Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

                                            2000             2001          2002
                                        -----------       -----------   ----------
Deferred tax assets:
    Nondeductible reserves              $       272       $      374    $       50
    Capitalized inventory costs                  13                --           --
    Accrued expenses                            232               198           60
    Other temporary differences               1,126               205           77
    Depreciation                              4,356             5,806        6,070
    Foreign net operating loss
        carryforwards                           942             3,469        3,049
    Net federal and state operating
        loss carryforwards                   36,585            45,199       50,046
                                        -----------       -----------    ---------

                                             43,526            55,251       59,352
Valuation allowance                         (41,655)          (52,455)     (56,820)
                                        -----------       -----------    ---------
Net deferred tax assets                       1,871             2,796        2,532
                                        -----------       -----------    ---------

Deferred tax liabilities:
    Other intangible assets                  (1,871)           (2,796)      (2,532)
                                        -----------       -----------    ----------

                                             (1,871)           (2,796)      (2,532)
                                        -----------       -----------    ---------
Net deferred taxes                      $        --       $        --    $      --
                                        ===========       ===========    =========

         At December 31, 2002, the Company had U.S. federal net operating loss carryforwards of approximately $113.5 million, which are available to offset future Federal taxable income. These losses expire during the years 2011 through 2022.

         Section 382 of the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of the net operating losses and certain other tax attributes, such as tax credits, to an annual limitation in the event of an ownership change. An ownership change under Sec 382 generally occurs when the ownership percentage of 5-percent shareholders, in aggregate, change by more than 50 percentage points over a three-year period. Some of the Company's net operating losses and tax credits are subject to limitations relative to the losses subject to these limitations support current availability under Section 382 of all of the Company's net operating losses and tax credits.

         The Company's ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

         At December 31, 2002, the Company had state net operating loss carryforwards of approximately $120.6 million, which are available to offset future state taxable income. These losses expire during the years 2002 through 2022.

         At December 31, 2002, the Company had foreign net operating loss carryforwards of approximately $3.0 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

         The valuation allowance increased by $10.8 million and $4.4 million during the years ended December 31, 2001 and 2002, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 2002 will not be realized in the future. The valuation allowance as of December 31, 2002 includes a tax effect of approximately $12.4 million attributable to deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid in capital when realized or recognized.

 (11) NET INCOME (LOSS) PER SHARE

         Diluted net loss per share in 2000, 2001 and 2002 does not reflect the dilutive effect of stock options and warrants, as the impact of including them is antidilutive. Based on the average market price of the Company's common shares in 2000, 2001, and 2002, the following are the number of potentially dilutive securities:

                                                          POTENTIALLY DILUTIVE SECURITIES
                                                          -------------------------------
                                            NUMBER                           RANGE
                                         OF DILUTIVE                       OF EXERCISE
           YEAR ENDING DECEMBER 31,       SECURITIES         NUMBER           PRICE
           -----------------------       ------------        ------        -----------
                      2000                  4,945,000         602,000    $  5.56 - 31.13
                                                                         ===============
                      2001                  1,289,000       7,675,000    $ 10.81 - 31.13
                                                                         ===============
                      2002                  1,092,861       9,844,902    $  0.74 - 24.06
                                                                         ===============

(12) QUARTERLY FINANCIAL DATA (UNAUDITED)

Certain amounts from prior quarters have been reclassified (in thousands, except per share data):

                                            FIRST            SECOND         THIRD          FOURTH
                                             QUARTER        QUARTER         QUARTER        QUARTER          YEAR
                                         -------------  --------------  -------------  -------------   --------------
YEAR ENDED DECEMBER 31, 2001
Net sales                                $         284  $          231  $         444  $       3,204   $        4,163
                                         =============  ==============   ============   ============    =============
Gross profit (loss)                      $         270  $         (372) $          89  $       2,921   $        2,908
                                         =============  ==============  =============  =============   ==============
Operating income (loss)                  $      (8,039) $       (7,105) $      (7,040) $      (1,244)  $      (23,428)
                                         =============  ==============  =============  =============   ==============
Net income (loss) from continuing
  operations                             $      (7,898) $       (7,210) $      (7,079) $      (1,275)  $      (23,462)
                                         =============  ==============  =============  =============   ==============
Net income (loss) from discontinued
  Operations                             $       1,071  $        1,277  $         333  $      (1,836)  $          845
                                         =============  ==============  =============  =============   ==============
Gain on disposal of discontinued
  operations                             $          --  $           --  $          --  $       2,738   $        2,738
                                         =============  ==============  =============  =============   ==============
Net income (loss) from total operations  $      (6,827) $       (5,933) $      (6,746) $        (373)  $      (19,879)
                                         =============  ==============  =============  =============   ==============

Basic and diluted net income (loss)
  per share data:
Loss from continuing operations          $       (0.25) $        (0.23) $       (0.23) $       (0.04)  $        (0.76)
Income from discontinued operations,
  net of tax                                      0.03            0.04           0.01          (0.06)           (0.03)
Income from disposal of discontinued
  operations, net of tax                            --              --             --           0.09             0.09
                                         -------------  --------------  -------------   --------------  --------------

Basic and diluted net loss per share     $      (0.22)  $        (0.19) $       (0.22) $       (0.01)   $       (0.64)
                                         =============  ==============  ============== =============    =============

Basic and diluted weighted average
  shares outstanding                            30,871          30,935         30,967         30,874           30,912
                                         =============  ==============  =============  =============   ==============


YEAR ENDED DECEMBER 31, 2002
Net sales                                $         599  $        1,334  $       1,155  $       1,685   $        4,773
                                         =============  ==============  =============  =============   ==============
Gross profit                             $         506  $          907  $         769  $       1,539   $        3,721
                                         =============  ==============  =============  =============   ==============
Operating income(loss)                   $      (4,168) $       (2,565) $      (2,383) $      (1,331)  $      (10,447)
                                         =============  ==============  =============  =============   ==============
Net income (loss) from continuing
  operations                             $      (4,174) $       (2,573) $      (1,523) $      (1,599)  $       (9,869)
                                         =============  ==============  =============  =============   ==============
Net income (loss) from discontinued
  operations                             $      (1,420) $          (86) $          87  $         631   $         (788)
                                         =============  ==============  =============  =============   ==============
Gain on disposal of discontinued
  operations                             $         680  $          232  $         167  $          21   $        1,100
                                         =============  ==============  =============  =============   ==============
Net income (loss) from total operations  $      (4,914) $       (2,427) $      (1,269) $        (947)  $       (9,557)
                                         =============  ==============  =============  =============   ==============

Basic and diluted net income (loss)
  per share data:
Loss from continuing operations          $       (0.14) $        (0.08) $       (0.05) $       (0.05)  $        (0.32)
Income from discontinued operations,
  net of tax                                     (0.04)             --             --           0.02            (0.03)
Income from disposal of discontinued
  operations, net of tax                          0.02              --           0.01           0.00             0.04
                                         -------------  --------------- -------------  -------------   ---------------

Basic and diluted net loss per share     $       (0.16) $        (0.08) $       (0.04) $       (0.03)  $        (0.31)
                                         =============  ==============  ============== =============   ==============

Basic and diluted weighted average
  shares outstanding                            30,898          30,902         30,902         30,902           30,901
                                         =============  ==============  =============  =============   ==============