Form 10-Q
period 2003-03-31
ELCOM INTERNATIONAL INC
filed 2003-05-13
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[-] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


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

                                 Yes   X    No
                                      ---     ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.)

                                 Yes        No  X
                                    ---        ---

      The registrant had 30,902,000 shares of common stock, $.01 par value, outstanding as of May 7, 2003.

                                      INDEX

                         Part I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of December 31, 2002
                 and March 31, 2003 (unaudited) ..................................      2

                 Consolidated Statements of Operations and Other Comprehensive
                 Income (Loss) - Three Month Periods
                 Ended March 31, 2002 and 2003 (unaudited) .......................      3

                 Consolidated Statements of Cash Flows - Three Month Periods Ended
                 March 31, 2002 and 2003 (unaudited) .............................      4

                 Notes to Consolidated Financial Statements (unaudited) ..........      5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ..................................................      7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .............     13


ITEM 4.   CONTROLS AND PROCEDURES ................................................     13

                             Part II - OTHER INFORMATION

ITEM 1.   NONE ...................................................................

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES ................................     13

ITEM 3.   NONE ...................................................................

ITEM 4.   NONE ...................................................................

ITEM 5.   NONE ...................................................................

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .......................................     13

SIGNATURES AND CERTIFICATIONS ..................................................       14


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                   (unaudited)

                                                                                DECEMBER 31,    MARCH 31,
                                                                                   2002           2003
                                                                                   ----           ----

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $   2,302      $     379
                                                                                ---------      ---------
   Accounts receivable:
     Trade                                                                            239            206
     Other                                                                            109             50
                                                                                ---------      ---------
                                                                                      348            256
     Less-Allowance for doubtful accounts                                             (28)           (28)
                                                                                ---------      ---------
       Accounts receivable, net                                                       320            228
                                                                                ---------      ---------
   Prepaid expenses and other current assets                                          205            464
    Current assets of discontinued operations (Note 5)                                238             31
                                                                                ---------      ---------
     Total current assets                                                           3,065          1,102
                                                                                ---------      ---------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
   Computer hardware and software                                                  17,741         17,741
   Land, buildings and leasehold improvements                                       1,333          1,333
   Furniture, fixtures and equipment                                                3,544          3,544
                                                                                ---------      ---------
                                                                                   22,618         22,618
   Less -- Accumulated depreciation and amortization                              (20,772)       (21,209)
                                                                                ---------      ---------
                                                                                    1,846          1,409
                                                                                ---------      ---------
OTHER ASSETS                                                                          113             72
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 5)                                106           --
                                                                                ---------      ---------
                                                                                $   5,130      $   2,583
                                                                                =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $     335      $     515
   Deferred revenue                                                                   405            251
   Accrued expenses and other current liabilities                                   2,476          1,501
   Current portion of capital lease obligations                                       275            188
   Current liabilities of discontinued operations (Note 5)                             41            109
                                                                                ---------      ---------
     Total current liabilities                                                      3,532          2,564
                                                                                ---------      ---------
     Total liabilities                                                              3,532          2,564
                                                                                ---------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
     Issued and outstanding - none                                                   --             --
   Common stock, $.01 par value; Authorized -- 100,000,000 shares --
     Issued -- 31,432,546 shares                                                      314            314
   Additional paid-in capital                                                     114,817        114,817
   Accumulated earnings (deficit)                                                (107,920)      (109,481)
   Treasury stock, at cost -- 530,709 shares                                       (4,712)        (4,712)
   Accumulated other comprehensive income (loss)                                     (901)          (919)
                                                                                ---------      ---------
     Total stockholders' equity                                                     1,598             19
                                                                                ---------      ---------
                                                                                $   5,130      $   2,583
                                                                                =========      =========







  The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      AND OTHER COMPREHENSIVE INCOME (LOSS)

                      (in thousands, except per share data)

                                   (unaudited)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -----------------------
                                                                      2002           2003
                                                                      ----           ----

Net Sales:
   License and associated fees                                      $    536      $    410
   Professional Services                                                  63           259
                                                                    --------      --------
Total Net Sales                                                          599           669

Cost of sales                                                             93           194
                                                                    --------      --------
Gross profit                                                             506           475
                                                                    --------      --------

Operating Expenses:
   Selling, general and administrative                                 3,961         2,350
   Research and development                                              375            59
   Asset impairment charge                                               338          --
                                                                    --------      --------
Total operating expenses                                               4,674         2,409
                                                                    --------      --------
Operating loss from continuing operations                             (4,168)       (1,934)

Interest income and other, net                                            16             4
Interest expense                                                         (22)           (7)
                                                                    --------      --------
Net loss from continuing operations before tax                        (4,174)       (1,937)
Income tax benefit                                                      --             492
                                                                    --------      --------
Net loss from continuing operations                                   (4,174)       (1,445)

Discontinued operations:
    Net loss from discontinued operations, net of tax                 (1,420)         (116)
   Gain on disposal of discontinued operations, net of tax               680          --
                                                                    --------      --------

Net loss                                                              (4,914)       (1,561)
Foreign currency translation adjustment, net of tax                     (300)          (18)
                                                                    --------      --------

Comprehensive loss                                                  $ (5,214)     $ (1,579)
                                                                    ========      ========

Basic and diluted net income (loss) per share data:

   Continuing operations                                            $  (0.14)     $  (0.05)
   Discontinued operations                                             (0.04)         --
   Gain on disposal of discontinued operations                          0.02          --
                                                                    --------      --------
Basic and diluted net loss per share                                $  (0.16)     $  (0.05)
                                                                    ========      ========


Weighted average number of basic and diluted shares outstanding       30,898        30,902
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 -----------------------
                                                                                   2002          2003
                                                                                   ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                            $ (4,174)     $(1,445)
  Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization                                                   883          437
      Asset impairment charge                                                         338         --
Changes in current assets and liabilities:

      Accounts receivable, net                                                     (1,137)          92
      Prepaid expenses and other current assets                                      (145)        (259)
      Accounts payable                                                               (922)         180
      Deferred Revenue                                                              1,676         (154)
      Accrued expenses and other current liabilities                               (1,004)        (975)
                                                                                 --------      -------
        Net cash used in operating activities from continuing operations           (4,485)      (2,124)
        Net cash provided by (used in) discontinued operations                       (559)         159
                                                                                 --------      -------
        Net cash used in operating activities                                      (5,044)      (1,965)
                                                                                 --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in other assets                                                             --             41
                                                                                 --------      -------
        Net cash provided by investing activities from continuing operations         --             41
        Net cash provided by discontinued operations                                1,448          106
                                                                                 --------      -------
        Net cash provided by investing activities                                   1,448          147
                                                                                 --------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of capital lease obligations and debt                                    (142)         (87)
                                                                                 --------      -------
        Net cash used in financing activities from continuing operations             (142)         (87)
                                                                                 --------      -------

FOREIGN EXCHANGE EFFECT ON CASH                                                       124          (18)
                                                                                 --------      -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (3,614)      (1,923)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     10,813        2,302
                                                                                 --------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $  7,199      $   379
                                                                                 ========      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                  $     21      $     7
                                                                                 ========      =======
  Income taxes paid                                                              $     15      $  --
                                                                                 ========      =======






  The accompanying notes are an integral part of these consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). On March 29, 2002, the Company sold certain assets and liabilities of its United States ("U.S.") information technology remarketer business. The results of operations for that business has been presented under the financial reporting requirements for discontinued operations for all applicable periods presented.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2003. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002.

2.    STOCK BASED COMPENSATION

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

      Had compensation cost for awards under the Stock Option Plans (including shares converted from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company's net loss and per share amounts would have been as follows (in thousands, except per share data):

                                              Three Months Ended March 31
                                                  2002             2003
                                                  ----             ----
Net Loss, as reported                           $(4,914)         $(1,561)
   Less:  Compensation expense for
    option awards determined under fair
    value based method,  net of tax effects        (668)            (309)
                                                -------          -------

   Pro forma net loss                           $(5,582)         $(1,870)
                                                =======          =======

   Net loss per share:
    As reported - basic and diluted             $ (0.16)         $ (0.05)
    Pro forma - basic and diluted               $ (0.18)         $ (0.06)




3.    NET LOSS PER SHARE

      Basic net income (loss) per share (EPS) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of the outstanding stock options and warrants using the "treasury stock" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

      Based on the average market price of the Company's common stock in the three-month period ended March 31, 2002, a net total of 451,334 shares covered by options, if exercised, would have been dilutive, and 9,316,955 shares covered by options and warrants with per share exercise prices ranging from $1.28 to $28.71 would have been anti-dilutive. Based on the average market price of the Company's common stock in the three-month period ended March 31, 2003, a net total of 226,145 shares covered by options would have been dilutive, and 12,082,763 shares covered by options and warrants with per share exercise prices ranging from $0.20 to $24.06 would have been anti-dilutive.

4.    BUSINESS SEGMENT INFORMATION

      The Company's continuing operation is classified as a single business segment, specifically the development and sale of automated procurement ("eProcurement") and electronic marketplace ("eMarketplace") Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.S. IT Products and services business ("IT Products"), the Company separately disclosed that business segment in its business segment footnote. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended March 31, 2002 and 2003, was as follows (in thousands):

                                                                                    QUARTER ENDED
                                                                                       MARCH 31,
                                                                                  -------------------
                                                                                  2002          2003
                                                                                  ----          ----

Net sales from continuing operations:
   U.S                                                                           $   285      $   316
   U.K                                                                               314          353
                                                                                 -------      -------
      Net Sales                                                                  $   599      $   669
                                                                                 =======      =======



Operating loss from continuing operations:

   U.S                                                                           $(3,653)     $(1,626)
   U.K                                                                              (515)        (308)
                                                                                 -------      -------
        Operating loss                                                           $(4,168)     $(1,934)
                                                                                 =======      =======

                                                                                DECEMBER 31,  MARCH 31,
                                                                                    2002         2003
                                                                                 -------      -------
Identifiable assets from continuing operations:
   U.S                                                                           $ 4,311      $ 2,218
   U.K                                                                               475          333
                                                                                 -------      -------
        Identifiable assets                                                      $ 4,786      $ 2,551
                                                                                 =======      =======

5.    DISCONTINUED OPERATIONS

      On March 29, 2002, the Company sold certain assets and liabilities of its U.S. IT Products and associated services business conducted by its subsidiary, Elcom Services Group, Inc. ("Elcom Services Group"), to ePlus Technology, Inc., ("ePlus"). The assets acquired by ePlus included the Company's customer lists and certain contractual rights related to the resale of IT Products and services, certain fixed assets and rights under the Company's real property lease in California (which was subsequently assigned to ePlus). ePlus also assumed certain related liabilities of the Company, including liabilities related to employee compensation and liabilities under assigned contracts. In addition, ePlus acquired certain of the Company's software and a perpetual non-exclusive license for certain of the Company's other software, all of which had been used in the IT Products and services business. Under the terms of the sale, ePlus employed the majority of the former employees of Elcom Services Group. The sale price for the transaction consisted of cash consideration of $2.15 million, of which approximately $.6 million was held in escrow and subsequently released in its entirety. As part of the sale transaction, the Company also issued warrants to purchase 300,000 shares of the Company's common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009.

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations and balance sheet information have been prepared under the financial reporting requirements for discontinued operations, pursuant to which all historical results of the IT Products and services business are included in the results of discontinued operations rather than the results of continuing operations for all periods presented. The results of discontinued operations for the three-month periods ended March 31, 2002 and 2003 were as follows (in thousands):

                                                QUARTER ENDED
                                                    MARCH 31,
                                              -------------------
                                                2002       2003
                                                ----       ----

Net sales from discontinued operations        $ 4,842      $--
                                              =======      -----

Gross profit from discontinued operations     $ 1,678      $--
                                              =======      =====

Net loss from discontinued operations         $(1,420)     $(116)
                                              =======      =====

Gain on disposal of U.S. discontinued
      operations                              $   680      $--
                                              =======      =====


6.    SUBSEQUENT EVENTS

      On April 3, 2003, the Company signed an agreement with Cap Gemini Ernst & Young UK Plc ("CGEY") whereby CGEY would advance $980,000 in license fees to the Company. The Company believes this license fee(s) will become due during 2003 via its contract with CGEY for the Scottish Executive. To date, the Company has received approximately $600,000 and expects the entire amount to be disbursed to the Company by June 30, 2003. Each payment is contingent upon the Company providing assistance to CGEY to set up a duplicate back-up system in Toronto, Canada in order for CGEY to be able to provide Disaster Recovery and Business Continuity Services for Elcom's clients and the Scottish Executive. These Services would be made available to Elcom's clients for a fee and would provide a back-up system to allow CGEY to provide Business Continuity Services to host, operate and manage Elcom's eProcurement system if Elcom were unable to do so for any reason. If the Company does not generate this fee by the end of 2003, the Company will agree on a repayment plan with CGEY. In addition, on April 25, 2003, the Company closed a private placement of ten-year 10% Senior Convertible Debentures (the "Debentures") generating net cash proceeds of approximately $700,000. Both outside institutional and accredited investors participated in the Offering, with the majority of the investment made by three of Elcom's senior executive team and one of its directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company develops and licenses remotely-hosted, self-service eProcurement and eMarketplace, Internet and intranet-based purchasing systems which automate many supply chain and financial settlement functions associated with procurement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or "eNegotiation" functions and markets an asset management system, both from third party companies. Since its inception in 1992, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology options (which automate many supply chain and financial settlement functions associated with procurement). The Company's PECOS(TM) technology can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. The eProcurement and eMarketplace systems the Company offers for licensing include:

      PECOS Internet Procurement Manager ("PECOS.ipm") PECOS.ipm is based on ten years of eCommerce technology development and, as an Internet-based system, has been in development for approximately five years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. Because it has invoicing and receiving functionality and has automated financial settlement functions (including robust support for procurement card technology), PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning ("ERP") system in place, thereby enabling easier implementation for clients. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads for the client when the system is remotely-hosted. In October 2001, the Company announced version 8.0 of its next generation PECOS(TM) technology. This version of PECOS(TM) is designed to offer a single solution which includes robust eProcurement functionality, including "buy-side", which is the capability of a client to order products from its supplier, ePurchasing functionality, including "sell-side", which is the capability of a client to have its customers make purchases electronically, and private eMarketplace functionality, which is the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers. Version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities as well as dynamic documents, eForms and improved organizational data security. Version 8.5 was introduced in April 2002 and includes robust support for procurement card technology and automated financial settlement. Version 9.0 will be available during summer 2003 and includes enhanced functionality such as the ability to edit and change orders in process.

      PECOS Internet Commerce Manager ("PECOS.icm") is the Company's eDistribution configuration version of PECOS(TM) that automates the online selling process from product information through financial settlement. PECOS.icm supports the sale of virtually any type of product or services, includes functionality such as electronic catalogs, shopping cart and shopping cart transfer, access to real time price and availability, product configuration and credit card processing. PECOS.icm also supports a virtual sourcing engine that enables the online purchase and/or sale of commodity products, such as IT Products, without the need to maintain inventory.

DIVESTED IT PRODUCTS AND SERVICES BUSINESS

      Prior to the divestiture of the IT Products and services business in the U.S. on March 29, 2002, the Company had historically marketed 130,000 IT Products manufactured by leading manufacturers such as Compaq, IBM, Toshiba and Hewlett-Packard to commercial, educational and government accounts. The Company decided to exit the IT Products and services business to reduce costs and allow the Company to focus exclusively on its core eProcurement and eMarketplace technology.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i)   Income Taxes:

      The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and belief that 2003 will result in an overall operating loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

(ii)  Impairment of Long-Lived Assets:

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

(iii) Revenue Recognition:

      Revenue consists principally of fees for licenses of the Company's software products, maintenance, hosting, consulting, and training. The Company recognizes revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. We sell our professional services separately on a time-and-materials basis and at times without a software license, and we have established Company-specific objective evidence on this basis. Company-specific objective evidence for maintenance is determined based upon either the renewal rates when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contract. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term. Changes to the elements of a software arrangement, the ability to identify which company-specific objective evidence and the fair value of the respective elements could materially impact the amount of earned and deferred revenue.

      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require services that are essential to the functionality of the software. Our ability to estimate whether the collection of the resulting receivable is probable could materially impact the amount of revenue we record.

      Our arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Our arrangements generally do not provide for a right of return, and historically product returns have not been significant.

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

(iv)  Software Development Costs:

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

      The results of operations for the divested U.S. IT Products and services business has been presented as discontinued operations for all applicable periods presented.

      Net Sales. Net sales for the quarter ended March 31, 2003 increased to $669,000 compared to $599,000 from the same period of 2002, an increase of $70,000, or 11.7%. Professional Services fees in the U.S. and U.K. increased by $197,000, which more than offset a decrease in License and associated fees of $126,000. License and associated fees decreased primarily due to slower than anticipated activity associated with the Scottish Executive. License and associated fees include License fees, annual fees and joining fees. Annual fees, joining fees and user fees are recorded ratably over twelve months. Maintenance fees are included in License and associated fees because they are not material at this time.

      Gross Profit. Gross profit for the quarter ended March 31, 2003 decreased to $475,000 from $506,000 in the comparable 2002 quarterly period, a decrease of $31,000 or 6.1%. This decrease is as a result of lower, but higher margin License and associated fees, offset by higher, but lower margin, Professional Services fees.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2003 was $2,350,000 compared to $3,961,000 in the 2002 quarter, a decrease of $1,611,000 or 40.7%. Throughout 2002 and the first quarter of 2003, the Company implemented cost containment measures designed to align its SG&A expenses with lower than anticipated revenues primarily resulting from the weak economy. Those measures included personnel reductions throughout most functional and corporate areas. In total, the number of personnel was reduced by 46 when comparing the number of personnel, which were included in continuing operations, at March 31, 2003 to March 31, 2002. That reduction in personnel resulted in a decrease in compensation expense in the first quarter of 2003 of approximately $870,000 when compared to the first quarter of 2002. In addition, the Company reduced its expenditures related to facilities and telecommunication costs by approximately $83,000 in the first quarter of 2003 compared to the first quarter of 2002. The Company's first quarter SG&A expenses were also reduced by the reversal of a franchise tax accrual of $506,000 as payment was no longer deemed probable as a result of a settlement with the Inland Revenue (U.K.).

      Research and Development Expense. Research and development expense for the quarters ended March 31, 2003 and 2002 were $59,000 and $375,000, respectively.

      Asset Impairment Charge. In the quarter ended March 31, 2003, the Company did not record any asset impairment charges. In the comparable quarter of 2002, the Company recorded an asset impairment charge of $338,000 related to the impairment of software initially purchased to augment the Company's PECOS technology.

      Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $1,934,000 for the quarter ended March 31, 2003 compared to $4,168,000 reported in the comparable quarter of 2002, a decrease of $2,234,000 or 53.6%. This smaller operating loss from continuing operations in the first quarter of 2003 compared to the 2002 quarter was due to reduction in selling, general and administrative ("SG&A") expenses and the reversal of a franchise tax accrual of $506,000 as payment was no longer deemed probable as a result of a settlement with the Inland Revenue (U.K.). A significant portion of the decline in SG&A resulted from the Company's on-going cost containment measures designed to realign its infrastructure costs to reflect lower than anticipated license revenue due to the weak economy while being able to support growing demand for professional services. Reductions in personnel resulted in a decrease in compensation expense in the first quarter of 2003 of approximately $870,000 when compared to the first quarter of 2002. In addition, the Company reduced its expenditures related to facilities and telecommunication costs by approximately $83,000 in the first quarter of 2003 compared to the first quarter of 2002.

      Interest Income and Other, Net. Interest income and other, net, for the quarter ended March 31, 2003 decreased to $4,000 from $16,000 in the comparable 2002 quarter.

      Interest Expense. Interest expense for the quarter ended March 31, 2003 was $7,000 compared to $22,000 as of March 31, 2002 which was specifically related to interest paid on capital leases.

      Income Tax Benefit. In 2003 the company reported a tax benefit of $492,000 from the reversal of other tax accruals as payment was deemed no longer probable.

      Net Loss from Continuing Operations. The Company's net loss from continuing operations for the quarter ended March 31, 2003 was $1,445,000, a decrease of $2,729,000 or 65.4% from the comparable quarterly loss in 2002 of $4,174,000, primarily due to the reduction of SG&A expenses and the reversal of various tax accruals of $998,000.

      Net Loss From Discontinued Operations. The net loss from discontinued operations in the quarter ended March 31, 2002 was $1,420,000 compared to a net loss from discontinued operations in the quarter ended March 31, 2003 of $116,000. As the Company's U.S. IT Products and services business was sold on March 29, 2002, the Company expects this cost to diminish.

      Net Gain From Disposal of Discontinued Operations. The net gain in the first quarter of 2002 from the disposal of the U.S. IT Products and services business to ePlus on March 29, 2002 was $680,000. This gain is net of the following: cash proceeds of $1,721,000; less a charge related to the fair market value of the 300,000 warrants issued as part of the transaction of $273,000; less $72,000 in net book value of fixed assets assumed as part of the sale transaction; less asset impairment charge of $306,000 related to the write-down of the net book value of fixed assets not assumed as part of the sale transaction, and less a restructuring charge of $390,000 related to real estate leases which became redundant following the sale transaction.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities from continuing operations for the three month period ended March 31, 2003 was $2,124,000, resulting primarily from a net loss generated from continuing operations of $1,445,000, together with an increase in prepaid and other current assets of $259,000, a decrease in accrued liabilities and deferred revenue of $1,129,000, offset by depreciation expense of $437,000, an increase in accounts payable of $180,000 and a decrease in accounts receivable of $92,000. At March 31, 2003, other than financing leases incurred in the normal course of business, the Company did not have any debt.

      At March 31, 2003, the Company's principal sources of liquidity were cash and cash equivalents of $379,000 (See "Risk Factors Related to Liquidity", below).

      The Company's principal commitments consist of leases on its office facilities and capital leases.

RISK FACTORS RELATED TO LIQUIDITY

      As of March 31, 2003, the Company had $.4 million of cash and, other than financing leases incurred in the normal course of business, did not have any debt. The Company has incurred $49.2 million of cumulative net losses for the three-year period ended December 31, 2002 and incurred a further net loss in the three-month period ended March 31, 2003 of $1.6 million. The Company believes that it will continue to incur losses throughout 2003. On

April 3, 2003, the Company signed an agreement with Cap Gemini Ernst & Young UK Plc ("CGEY") whereby CGEY would advance $980,000 in license fees to the Company. The Company believes this license fee(s) will become due and be paid, offsetting this advance, during 2003 via its contract with CGEY for the Scottish Executive. To date, the Company has received approximately $600,000 and expects the entire amount to be disbursed to the Company by June 30, 2003. If the Company does not generate this license fee amount by the end of 2003, the Company will agree on a repayment plan with CGEY. In addition, on April 28, 2003, the Company closed a private placement of ten-year 10% Senior Convertible Debentures (the "Debentures") generating net cash proceeds of approximately $700,000. Both outside institutional and accredited investors participated in the Offering, with the majority of the investment made by three of Elcom's senior executive team and one of its directors. In conjunction with the cost containment measures the Company has taken, and assuming normal collections of accounts receivables due and forecasted incremental revenues, the Company believes it can support its operations into the first quarter of 2004 without raising additional capital.

      The Company's consolidated financial statements as of December 31, 2002 were prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2003. The Company's independent accountants, KPMG LLP, issued an audit report dated March 7, 2003 that included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to generate revenue, attain further operating efficiencies and attract new sources of capital. The Company is in the process of seeking additional capital. Alternatively, the Company may seek to sell certain assets and/or rights to its technology in certain specific vertical markets and/or geographic markets. There can be no assurance that the Company will be able to raise capital or sell certain assets and/or rights to its technology, or if so, on what terms or what the timing thereof might be. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FACTORS AFFECTING FUTURE PERFORMANCE

      A significant portion of the Company's revenues from continuing operations are from license fees related to the Scottish Executive License. This license is expected to generate in excess of $6 million in revenues for the Company over the next five years. If the Company, in conjunction with Cap Gemini Ernst & Young UK Plc, the primary contractor for the Scottish Executive, is unable to perform under this license, it would have a significant affect on the Company's financial statements. In January, March and October 2002, the Company invoiced, and subsequently received, approximately $2.7 million from CGEY as a portion of the license fees due Elcom from CGEY under Elcom's sub-contractor license with the Scottish Executive. Much of the January and March amounts were recorded as deferred revenue. Revenue recognition of the total amount was $222,000, $518,000, $518,000, and $1,489,000 for each successive quarter of 2002. As the revenue recognition increased significantly each quarter in 2002, with the final amount in the fourth quarter including a third payment, Elcom's expected revenues and financial results in 2003, for each quarter excepting the first quarter, will be compared to significantly increasing revenues each quarter from the comparable period in 2002. If the Company is unable, as is expected, to generate enough incremental revenues in each remaining quarter of 2003, its reported revenues and financial results for each remaining quarter of 2003 will be less than some, or all, of each comparable quarter of 2002.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "given," "targets," "intends," "anticipates," "plans," "projects", "forecasts" or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including:
(i) availability and terms of appropriate working capital and/or other financing to keep the Company operating as a going concern, and the Company's $.4 million in cash and cash equivalents at March 31, 2003, and its history of ongoing operating losses; (ii) the overall marketplace and client's acceptance and usage of eCommerce software systems, including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, control of expenses, revenue generation by the acquisition of new customers, the acceptance of the Company's system by individual agencies of the Scottish Executive (Government of Scotland), and corporate demand for eProcurement and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; and (iv) the anticipated requirement of the Company to raise additional working capital to fund operations beginning in the first quarter of 2004 and the availability of any such funding to the Company, and other risks detailed from time to time in the Company's Annual Report on Form 10-K and in its other SEC reports and statements. The Company assumes no obligation to update any of the information contained or referenced in this Form 10-Q filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

      The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. To date, such fluctuations have amounted to an accumulated amount of $919,000. This amount could become more material in the future due to revenues generated in pounds under the contract with CGEY associated with the Scottish Executive.

ITEM 4. CONTROLS AND PROCEDURES

(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCESSES

      Within the 90-day period prior to the filing of this quarterly report (the "Evaluation Date"), an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Vice President, Finance concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b)   CHANGE IN INTERNAL CONTROLS

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM  2. RECENT SALES OF UNREGISTERED SECURITIES

      On April 25, 2003, the Company closed on a private placement of approximately $950,000 ten-year 10% Senior Convertible Debentures (the "Debentures") which generated approximately $700,000 in net cash proceeds to the Company. The Debentures carry a 10% interest rate expected to be paid "in kind" and are secured by the Company's assets. The Debentures will convert at a price equal to the average closing price for the fifty
      (50) trading day period prior to April 25, 2003 and are not convertible for two years unless the Company achieves two sequential profitable quarters. The Debentures may be converted by the Company after four years. This private placement terminates on May 31, 2003 unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the Sale of the Debentures is claimed pursuant to Section 4(a) of the Securities Act of 1933, as amended.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS:

      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002

(b)   REPORTS ON FORM 8-K

      The Company filed or furnished Current Reports on Form 8-K dated January 1, 2003, April 3, 2003, April 28, 2003, and May 9, 2003.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Elcom International, Inc.
                                              (Registrant)

Date:  May 9, 2003                            By: /s/ ROBERT J. CROWELL
                                                  ------------------------------
                                                  Robert J. Crowell
                                                  Chairman and CEO

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Elcom International, Inc.
                                             (Registrant)

Date:  May 9, 2003                            By:   /s/ Neal Dwyer
                                                  ------------------------------
                                                   Neal Dwyer
                                                   Vice President, Finance
                                                  (Principal Financial Officer)

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

Date: May 9, 2003


/s/ Robert J. Crowell
------------------------------------
Robert J. Crowell
Chairman and Chief Executive Officer

I, Neal Dwyer certify that:

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

Date: May 9, 2003


/s/ Neal Dwyer
------------------------
Neal Dwyer
Vice President, Finance