Form 10-Q
period 2003-06-30
ELCOM INTERNATIONAL INC
filed 2003-08-14
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                    Yes     X            No
                         -------             ------

         Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.)

                    Yes                  No    X
                         -------             ------


         The registrant had 30,901,837 shares of common stock, $.01 par value, outstanding as of August 11, 2003.

                                      INDEX

                         Part I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of December 31, 2002
                           and June 30, 2003 (unaudited).................................................2

                           Consolidated Statements of Operations and Other Comprehensive
                           Income (Loss) - Three and Six Month Periods
                           Ended June 30, 2002 and 2003 (unaudited)......................................3

                           Consolidated Statements of Cash Flows - Six Month Period Ended
                           June 30, 2002 and 2003 (unaudited)............................................4

                           Notes to Consolidated Financial Statements (unaudited)........................5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..................................................................8

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................15


ITEM 4.           CONTROLS AND PROCEDURES...............................................................15

                           Part II - OTHER INFORMATION

ITEM 1.           NONE.

ITEM 2.           NONE.

ITEM 3.           NONE.

ITEM 4.           NONE.

ITEM 5.           RECENT SALE OF UNREGISTERED SECURITIES................................................15

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K......................................................16

SIGNATURES AND CERTIFICATIONS...........................................................................17


                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                    DECEMBER 31,        JUNE 30,
                                                                                        2002              2003
                                                                                   --------------    --------------
                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $       2,302    $          572
                                                                                    -------------    --------------
   Accounts receivable:
     Trade                                                                                    239               434
     Other                                                                                    109                --
                                                                                    -------------    --------------
                                                                                              348               434
     Less- Allowance for doubtful accounts                                                    (28)              (18)
                                                                                    -------------    --------------
       Accounts receivable, net                                                               320               416
                                                                                    -------------    --------------
   Prepaid expenses and other current assets                                                  205               397
    Current assets of discontinued operations (Note 5)                                        238                31
                                                                                    -------------    --------------
     Total current assets                                                                   3,065             1,416
                                                                                    -------------    --------------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
   Computer hardware and software                                                          17,741            17,931
   Land, buildings and leasehold improvements                                               1,333             1,333
   Furniture, fixtures and equipment                                                        3,544             3,544
                                                                                    -------------    --------------
                                                                                           22,618            22,808
      Less- Accumulated depreciation and amortization                                     (20,772)          (21,560)
                                                                                    -------------    --------------
                                                                                            1,846             1,248
                                                                                    -------------    --------------
OTHER ASSETS                                                                                  113                72
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 5)                                        106                --
                                                                                    -------------    --------------
TOTAL ASSETS                                                                        $       5,130    $        2,736
                                                                                    =============    ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                 $         335    $          665
   Loan payable (Note 6)                                                                       --               795
   Deferred revenue                                                                           405               350
   Accrued expenses and other current liabilities                                           2,476             1,597
   Current portion of capital lease obligations                                               275                99
   Current liabilities of discontinued operations (Note 5)                                     41                --
                                                                                    -------------    --------------
Total current liabilities                                                                   3,532             3,506
                                                                                    -------------    --------------

LONG TERM LIABILITIES
   Senior Convertible Debentures, net of discount
   (includes gross amounts due to related parties of $710) (Note 6)                            --               245
                                                                                    -------------    --------------
Total long term liabilities                                                                    --               245
                                                                                    -------------    --------------
TOTAL LIABILITIES                                                                            3,532             3,751
                                                                                    =============    ==============


STOCKHOLDERS' EQUITY (DEFICIT) :
   Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
     Issued and outstanding - none                                                             --                --
   Common stock, $.01 par value; Authorized -- 100,000,000 shares --
     Issued -- 31,432,546 shares                                                              314               314
   Additional paid-in capital                                                             114,817           115,533
   Accumulated earnings (deficit)                                                        (107,920)         (111,244)
   Treasury stock, at cost -- 530,709 shares                                               (4,712)           (4,712)
   Accumulated other comprehensive income (loss)                                             (901)             (906)
                                                                                    -------------    --------------
     Total stockholders' equity (deficit)                                                   1,598            (1,015)
                                                                                    -------------    --------------
                                                                                    $       5,130    $        2,736
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                       Three Months Ended                  Six Months Ended
                                                             June 30,                          June 30,
                                                   -------------------------------  -------------------------------
                                                        2002            2003             2002             2003
                                                   -------------  ----------------  --------------   --------------

Net Sales
  License and associated fees                      $         851  $            371  $        1,387   $          781
  Professional services                                      483               160             546              419
                                                   -------------  ----------------  --------------   --------------
Total Net Sales                                            1,334               531           1,933            1,200

Cost of sales                                                427               135             520              329
                                                   -------------  ----------------  --------------   --------------
Gross profit (loss)                                          907               396           1,413              871
Operating Expenses:
     Selling, general and administrative                   3,186             2,457           7,147            4,807
     Research and development                                286                68             661              127
     Asset impairment charges                                 --                --             338               --
                                                   -------------  ----------------  --------------   --------------
Total operating expenses                                   3,472             2,525           8,146            4,934
                                                   -------------  ----------------  --------------   --------------
Operating profit (loss)                                   (2,565)           (2,129)         (6,733)          (4,063)
                                                   -------------  ----------------  --------------   --------------

Interest expense                                             (16)              (34)            (38)             (41)
Interest income and other, net                                 8               (23)             24              (19)
                                                   -------------  ----------------  --------------   --------------
Net loss from continuing operations before tax            (2,573)           (2,186)         (6,747)          (4,123)

Income tax benefit                                            --                --              --              492
                                                   -------------  ----------------  --------------   --------------
Net loss from continuing operations                       (2,573)           (2,186)         (6,747)          (3,631)

Discontinued operations
    Net income (loss) from discontinued operations,
     net of tax                                              (86)              423          (1,507)             307
    Gain on sale of assets                                   232                --             912               --
                                                   -------------  ----------------  --------------   --------------

Net income (loss)                                         (2,427)           (1,763)         (7,342)          (3,324)
Foreign currency translation adjustment,
  net of tax                                                 314                13              14               (5)
                                                   -------------  ----------------  --------------   --------------

Other comprehensive income (loss)                  $      (2,113) $         (1,750) $       (7,328)  $       (3,329)
                                                   =============  ================  ==============   ==============

Basic and diluted net income (loss) per share data:
     Continuing operations                         $       (0.08) $         (0.07)  $        (0.22)  $        (0.12)
     Discontinued operations                                  --              .01            (0.05)             .01
     Gain on sale of assets                                   --                --            0.03               --
                                                   -------------  ----------------  --------------   --------------
         Basic and diluted net loss per share      $       (0.08) $         (0.06)  $        (0.24)  $        (0.11)
                                                   =============  ===============   ==============   ==============

Weighted average number of basic and diluted
   shares outstanding                                     30,902            30,902          30,900           30,902
                                                   =============  ================  ==============   ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                   --------------------------------
                                                                                        2002             2003
                                                                                   --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                               $      (6,747)   $       (3,631)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities -
        Depreciation and amortization                                                       1,691               800
        Asset impairment charge                                                               338                --
        Loss on sale of assets                                                                 45                --
  Changes in current assets and liabilities:
        Accounts receivable                                                                  (324)              (96)
        Prepaid expenses and other current assets                                            (211)             (192)
        Accounts payable                                                                   (1,049)              330
        Deferred revenue                                                                     (999)              (55)
        Accrued expenses and other current liabilities                                        125              (879)
                                                                                    -------------    --------------
            Net cash used in continuing operations                                         (7,131)           (3,723)
                                                                                    -------------    --------------

            Net cash provided by (used in) discontinued operations                           (344)              579
                                                                                    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, equipment and software                                              (12)             (190)
    Change in deferred costs and other assets                                                  19                41
    Proceeds from sale of assets                                                                5                --
                                                                                    -------------    --------------
        Net cash provided by (used in) investing activities                                    12              (149)
                                                                                    -------------    --------------

        Net cash provided by discontinued operations                                        1,950                --
                                                                                    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligations and debt                                          (259)             (176)
    Proceeds from Loan Senior Payable                                                          --               795
    Proceeds from issuance of convertible debentures                                           --               949
                                                                                    -------------    --------------

        Net cash provided by (used in) financing activities                                  (259)            1,568
                                                                                    -------------    --------------


FOREIGN EXCHANGE EFFECT ON CASH                                                                17                (5)
                                                                                    -------------    ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                  (5,755)           (1,730)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             10,813             2,302
                                                                                    -------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $       5,058    $          572
                                                                                    =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                   $          37    $           12
                                                                                    =============    ==============
    Income taxes paid                                                               $          15    $           --
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the "Company"). On March 29, 2002, the Company sold certain assets and liabilities of its United States ("U.S.") information technology remarketer business. The results of operations for that business have been presented under the financial reporting requirements for discontinued operations for all applicable periods resented. Certain amounts from prior periods have been reclassified to conform to the current period presentation.

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2003. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002.

2.       STOCK BASED COMPENSATION

         The Company applies SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS no. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

         Had compensation cost for awards under the Stock Option Plans (including shares converted from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company's net loss and per share amounts would have been as follows (in thousands, except per share data):

                                                                            Three Months Ended                Six Months Ended
                                                                                  June 30                          June 30
                                                                         ------------------------          ------------------------
                                                                          2002              2003            2002              2003
                                                                         -------          -------          -------          -------
Net loss, as reported                                                    $(2,427)         $(1,763)         $(7,342)         $(3,324)
       Less:  Compensation expense for
        option awards determined under fair
        value based method,  net of tax effects                           (1,342)            (475)          (2,010)            (784)
                                                                         -------          -------          -------          -------

       Pro forma net loss                                                $(3,769)         $(2,238)         $(9,352)         $(4,108)
                                                                         =======          =======          =======          =======

       Net loss per share:
        As reported - basic and diluted                                  $ (0.08)         $ (0.06)         $ (0.24)         $ (0.11)
        Pro forma - basic and diluted                                    $ (0.12)         $ (0.07)         $ (0.30)         $ (0.13)


3.   NET LOSS PER SHARE

         Basic net income (loss) per share (EPS) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Fully diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the "treasury stock" method and the dilutive effect of convertible debt outstanding using the "if converted" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore, are excluded from the calculation. Common Stock issuable upon conversion of the Company's Senior convertible debentures totaling 7,569,705 shares were excluded from the fully diluted earnings per share calculation because their impact was antidilutive.

         Based on the average market price of the Company's common stock in the three-month period ended June 30, 2003, a net total of 3,299,195 shares covered by options, if exercised, would have been dilutive, and 8,530,189 shares covered by options and warrants with per share exercise prices ranging from $.445 to $24.06 would have been anti-dilutive. Based on the average market price of the Company's common stock in the three-month period ended June 30, 2002, a net total of 943,701 shares covered by options would have been dilutive, 10,110,896 shares covered by options and warrants with per share exercise prices ranging from $0.74 to $28.71 would have been anti-dilutive.

         Based on the average market price of the Company's common stock in the six-month period ended June 30, 2003, a net total of 2,012,025 shares covered by options, if exercised, would have been dilutive, and 9,681,794 shares covered by options and warrants with per share exercise prices ranging from $.22 to $24.06 would have been anti-dilutive. Based on the average market price of the Company's common stock in the six-month period ended June 30, 2002, a net total of 1,185,188 shares covered by options would have been dilutive, and 10,076,260 shares covered by options and warrants with per share exercise prices ranging from $1.07 to 28.71 would have been anti-dilutive.

4.       BUSINESS SEGMENT INFORMATION

         The Company's continuing operation is classified as a single business segment, specifically the development and sale of automated purchasing ("ePurchasing") and electronic marketplace ("eMarketplace") Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. computer-oriented information technology products ("IT Products") business and the U.S. IT Products and services business, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represents all of the IT Products and services business for all periods presented. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters and six month periods ended June 30, 2002 and 2003, were as follows (in thousands):

                                                               Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                              -----------------------         -----------------------
                                                               2002             2003           2002            2003
                                                              -------         -------         -------         -------
Net sales from continuing operations
     U.S                                                      $   282         $   326         $   567         $   642
     U.K                                                        1,052             205           1,366             558
                                                              -------         -------         -------         -------
     Net sales                                                  1,334             531           1,933           1,200
                                                              =======         =======         =======         =======

Operating profit (loss) from continuing operations
     U.S                                                      $(2,891)        $(1,750)        $(6,544)        $(3,376)
     U.K                                                          326            (379)           (189)           (687)
                                                              -------         -------         -------         -------
     Operating loss                                            (2,565)         (2,129)         (6,733)         (4,063)
                                                              =======         =======         =======         =======

                                                            December 31,     June 30,
                                                                2002            2003
                                                             -----------      --------
Identifiable assets from continuing operations
     U.S                                                       $4,311          $2,185
     U.K                                                          475             520
                                                               ------          ------

     Identifiable assets                                       $4,786          $2,705
                                                               ======          ======

5.       DISCONTINUED OPERATIONS

         On March 29, 2002, the Company sold certain assets and liabilities of its U.S. IT Products and associated services business conducted by its subsidiary, Elcom Services Group, Inc. ("Elcom Services Group"). The assets sold included the Company's customer lists and certain contractual rights related to the resale of IT Products and services, certain fixed assets and rights under the Company's real property lease in California (which was subsequently assigned to ePlus, the buyer of these assets). ePlus also assumed certain related liabilities of the Company, including liabilities related to employee compensation and liabilities under assigned contracts. In addition, ePlus acquired certain of the Company's software products and a perpetual non-exclusive license for certain of the Company's other software products, all of which had been used in the IT Products and services business. Under the terms of the sale, this company employed the majority of the former employees of Elcom Services Group. The sale price for the transaction consisted of cash consideration of $2.15 million, of which approximately $.6 million was held in escrow and subsequently released in its entirety. As part of the sale transaction, the Company also issued warrants to purchase 300,000 shares of the Company's common stock to this company. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009.

         In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations and balance sheet information have been prepared under the financial reporting requirements for discontinued operations, pursuant to which all historical results of the IT Products and services business are included in the results of discontinued operations rather than the results of continuing operations for all periods presented. The results of discontinued operations for the three and six-month period ended June 30, 2002 and 2003 were as follows (in thousands):

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                  ------------------------        -----------------------
                                                                   2002             2003           2002            2003
                                                                  -------         --------        -------         -------
Net sales from discontinued operations                            $    40         $   --          $ 4,882         $  --
                                                                  =======         ========        =======         =======

Gross profit from discontinued operations                         $    30         $   --          $ 1,708         $  --
                                                                  =======         ========        =======         =======

Net income (loss) from discontinued operations                    $   (86)        $    423        $(1,507)        $   307
                                                                  =======         ========        =======         =======

Gain on sale of assets of U.S. discontinued
  operations                                                      $   232         $   --          $   912         $  --
                                                                  =======         ========        =======         =======

6.       FINANCING ARRANGEMENTS

     a. Senior Convertible Debenture

         On April 23, 2003, the Company closed a private placement to accredited investors of ten-year 10% Senior Convertible Debentures (the "Debentures"), generating cash proceeds of approximately $949,000. The financing round included Robert J. Crowell, the Chairman and CEO, John
         E. Halnen, the President and COO, William W. Smith, the Vice Chairman and Director, Andres Escallon, the Chief Technology Officer, (collectively, the "Inside Investors") and institutional and other Elcom stockholders (collectively, the "Outside Investors"). Inside investors are considered related parties, therefore, related parties invested a total of $710,000 in the Debentures.

         The Debentures carry a 10% interest rate, which is payable in cash or payment-in-kind. Interest is due annually, in arrears, commencing April 23, 2004 and is expected to be paid in kind. The principal amount is due at maturity, which is April 23, 2013. The Company has accrued approximately $17,000 in interest expense due under these Debenture agreements as of June 30, 2003.

         The Debentures are collateralized by a security interest in substantially all of the Company's assets for a two-year period ending April 22, 2005. They are convertible into common stock of the Company at a conversion price equal to the average closing price of the Company's common stock over the 50 trading days ending April 22, 2003, subject to antidilution clauses. The Debentures are convertible at the election of the holder at any time commencing on April 22, 2005 through April 22, 2013. However, if the Company has two sequential quarters of profitability with respect to continuing operations, the Holder may convert the Debentures at his option. The

         The Company recorded a beneficial conversion feature of $716,000 in conjunction with the issuance of these debentures. This amount will be amortized as interest expense over the term of the Debentures. At June 30, 2003, the Company has accrued $12,000 as interest expense for this, resulting in a discount of $704,000. At June 30, 2003, if converted the debentures would convert into 7,569,705 shares of common stock.

         The Company has the right to convert the Debentures upon the occurrence of the following events:

                  -   A change of control, as defined in the agreement, or

                  - the Company's option as of April 23, 2007, or subsequent to this date upon written notice to the Holder.

         The Senior Convertible Debentures will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act of 1933, and applicable state securities laws or available exemptions from the registration requirements. This private placement was extended to August 29, 2003 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the Sale of the Debentures is claimed pursuant to Section 4(a) of the Securities Act of 1933, as amended.

         Robert Crowell invested $300,000 in the Debentures and John Halnen invested $60,000 in the Debentures. Of these amounts, the Company paid Robert Crowell $187,000 and John Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert Crowell and John Halnen immediately reinvested these proceeds into their purchase of the Debentures.

     b. Loan Payable

         On April 3, 2003, the Company signed an agreement whereby Cap Gemini Ernst and Young UK Plc ("CGEY") agreed to advance (pound)625,000 (approximately $980,000) to the Company representing an advance of a lump-sum license payment expected to be paid to the Company later this year under its contract with CGEY associated with the Scottish Executive. The majority of this amount was received by June 30, 2003 ($795,000) and is therefore reflected as a loan payable. The remaining amount ($203,000) was received on July 17, 2003 when the Company fulfilled its obligations under this agreement. Each payment was contingent upon the Company providing assistance to CGEY to set up a duplicate back-up system in Toronto, Canada in order for CGEY to be able to provide Disaster Recovery and Business Continuity Services ("Services") for Elcom's clients. These Services will be made available to Elcom's clients and would provide a back-up system to allow CGEY to provide Business Continuity Services (e.g., to host, operate and manage) Elcom's ePurchasing system if Elcom were unable to do so for any reason. If the Company does not generate the license fee amount by the end of 2003, the Company will agree on a repayment plan with CGEY, including an interest penalty, the interest is the HSBC base rate plus 2% calculated from the date of the Advances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company develops and licenses remotely-hosted, self-service ePurchasing and eMarketplace, Internet and intranet-based purchasing systems which automate many supply chain and financial settlement functions associated with procurement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or "eNegotiation" functions and markets an asset management system, both from third party companies. Since its inception in 1992, elcom, inc., the Company's eBusiness technology subsidiary, has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology. The Company's PECOS(TM) technology can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. The ePurchasing and eMarketplace systems the Company offers for licensing include:

         PECOS Internet Procurement Manager ("PECOS.ipm") PECOS.ipm is based on ten years of eCommerce technology development and, as an Internet-based system, has been in development for approximately five years. PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. elcom, inc. acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. Because it has invoicing and receiving functionality and has automated financial settlement functions (including robust support for procurement card technology), PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning ("ERP") system in place, thereby enabling easier implementation for clients. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads for the client when the system is remotely-hosted. In October 2001, the Company announced version 8.0 of its next generation PECOS(TM) technology. This version of PECOS(TM) is designed to offer a single solution which includes robust ePurchasing functionality, including "buy-side", which is the capability of a client to order products from its supplier, ePurchasing functionality, including "sell-side", which is the capability of a client to have its customers make purchases electronically, and private eMarketplace functionality, which is the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers. Version 8.0 offers enhanced multi-organizational, multi-lingual and multi-currency capabilities as well as dynamic documents, eForms and improved organizational data security. Version 8.5 was introduced in April 2002 and includes robust support for procurement card technology and automated financial settlement. Version 9.0 was recently introduced and includes enhanced functionality such as the ability to edit and change orders in process.

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

DIVESTED IT PRODUCTS AND SERVICES BUSINESS

         Prior to the divestiture of the IT Products and services business in the U.S. on March 29, 2002, the Company had historically marketed 130,000 IT Products manufactured by leading manufacturers such as Compaq, IBM, Toshiba and Hewlett-Packard to commercial, educational and government accounts. The Company decided to exit the IT Products and services business after the September 11, 2001 terrorist attacks to reduce costs as demand declined and to allow the Company to focus exclusively on its core ePurchasing and eMarketplace technology.


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

         (ii)     Impairment of Long-Lived Assets:

                  The Company records impairment losses on long-lived assets to be held and used or to be disposed of other than by sale when events and circumstances indicate that the assets might be impaired and the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company's cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value less estimated selling costs. The Company's estimates of fair value represent a good faith estimate based on industry trends and reference to market rates and transactions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the Company's results of operations or financial position.

COMMITMENTS

The Company's contractual obligations payable or maturing in the follow years (in thousands):


                                                                     Payments Due by Period
                                               ------------------------------------------------------------------
                                                             Less than                                    After
                                                Total          1 year       1-3 years     4-5 years      5 years
                                               -------       ---------      ---------     ---------      --------

Capital lease obligations                       $   99         $   99         $  --           $ --         $ --
Operating leases                                 1,894            665         1,229             --           --
Loan Payable                                       795            795
DEBENTURE                                        1,900             95           190            190        1,425
                                                ------         ------        ------         ------       ------

Total contractual cash obligations              $4,688         $1,650        $1,419         $  190       $1,425
                                                ======         ======        ======         ======       ======

OFF-BALANCE SHEET FINANCINGS

         The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities or variable interest entities.

         The Company indemnifies, in the normal course of business and in virtually all of its agreements and contracts as part of its standard commercial terms, other parties for legal claims, demands, actions, costs, expenses, due to any infringement of any intellectual property rights developed and owned by the Company. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

RESULTS OF OPERATIONS

Quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

         The results of operations for the divested U.S. IT Products and services business has been presented as discontinued operations for all applicable periods presented.

         Net Sales. Net sales for the quarter ended June 30, 2003 decreased to $531,000 compared to $1,334,000 from the same period of 2002, a decrease of $803,000 or 60%. Professional Services fees in the U.S. and U.K. decreased by $323,000 and License and associated fees decreased by $480,000. License and associated fees decreased primarily due to revenue recognition of license fees from the Scottish Executive contract for the quarter ended June 30, 2003 compared to the second quarter of 2002 ($220,000 and $635,000, respectively), and to slower than anticipated installations of PECOS by Scottish government agencies. License and associated fees include License fees, annual fees and joining fees. Annual fees, joining fees and user fees are recorded ratably over twelve months. Maintenance fees are included in License and associated fees because they are not material at this time. Professional Services decreased primarily due to slower than anticipated installations of PECOS by Scottish government agencies.

         Gross Profit. Gross profit for the quarter ended June 30, 2003 decreased to $396,000 from $907,000 in the comparable 2002 quarterly period, a decrease of $511,000 or 56%. This decrease is a result of lower License and associated fee revenues.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2003 was $2,457,000 compared to $3,186,000 in the 2002 quarter, a decrease of $729,000 or 23%. Throughout 2002 and the first and second quarters of 2003, the Company continued cost containment measures designed to align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In total, the number of personnel was reduced by 31 which were included in continuing operations, at June 30, 2003 compared to June 30, 2002. That reduction in personnel resulted in a decrease in total compensation expense in the second quarter of 2003 of approximately $980,000. 2002 expenses were impacted by a Reversal of an accrual for pension expense which was determined unnecessary.

         Research and Development Expense. Research and development expense for the quarters ended June 30, 2003 and 2002 were $68,000 and $286,000 respectively. This decrease was due primarily to reductions of personnel.

         Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $2,129,000 for the quarter ended June 30, 2003 compared to $2,565,000 reported in the comparable quarter of 2002, a decrease of $436,000 or 17%. The lower operating loss from continuing operations in the second quarter of 2003 compared to the 2002 quarter was due primarily to reduction in personnel and related costs partially offset by a reduction in gross profits. Reductions in personnel resulted in a decrease in compensation expense in the second quarter of 2003 of approximately $980,000 when compared to the second quarter of 2002.

         Interest Expense. Interest expense for the quarter ended June 30, 2003, was $34,000 compared to $16,000 for the second quarter of 2002. This increase of $18,000 was related to accrued interest on the Company's ten year 10% Senior Convertible Debenture $17,000.

         Interest Income and Other, Net. Interest income and other, net, for the quarter ended June 30, 2003 decreased to an expense of $23,000, related to the settlement of a lawsuit from income of $8,000 in the comparable 2002 quarter.

         Net Loss from Continuing Operations. The Company's net loss from continuing operations for the quarter ended June 30, 2003 was $2,186,000 a decrease of $387,000, or 15%, from the comparable quarterly loss in 2002 of $2,573,000, primarily due to the reduction of SG&A and gross profit.

         Net Income (Loss) From Discontinued Operations. The net profit from discontinued operations in the quarter ended June 30, 2003 was $423,000 compared to a net loss from discontinued operations in the quarter ended June 30, 2002 of $86,000. The Company expects the costs from discontinued operations to diminish in future quarters. The net profit from discontinued operations in the 2003 quarter was due to a tax refund in the U.K. related to the sale of the Company's services business (in the U.K.) in 1999 and a bad debt recovery of $110,000.

         Net Gain From Disposal of Discontinued Operations. A net gain of $232,000 was recorded in the second quarter of 2002 from the disposal of the U.S. IT Products and services business on March 29, 2002.

         Net Loss from Total Operations. The 2003 quarterly net loss from total operations (including both discontinued and continuing operations) was $1,763,000 compared to $2,427,000 in the 2002 quarter. Basic and fully diluted net loss from total operations per share for the second quarter of 2003 was ($0.06), compared with a basic net loss from total operations per share of ($0.08) in the first quarter of 2002.

Six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002.

         The results of operations for the divested U.K. IT Products remarketing business and the U.S. IT Products and services business have been presented as discontinued operations for all periods presented.

         Net Sales. Net sales from continuing operations for the six months ended June 30, 2003, which represented ePurchasing and eMarketplace technology license and related services fees, were $1,200,000 compared to $1,933,000 in the six months of 2002, a decrease of $733,000 or 38%. Professional services fees in the U.S. and U.K. decreased by $127,000, while license and associated fees decreased by $606,000. The reduction in License and associated fees can be attributed to the Company's recognition of lower license fees from the Scottish Executive contract for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 ($340,000 and $857,000, respectively), and to slower than anticipated installations of PECOS by the Scottish Government's agencies during the first six months of 2003. Professional services decreased primarily due to slower than anticipated installations of pecos by scottish government agencies.

         Gross Profit (Loss). The Company recorded a gross profit of $0.9 million in the six-month period ended June 30, 2003, compared to a gross profit of $1.4 million in the six-month period ended June 30, 2002, a decrease of $0.5 million, or 38%.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the six month period ended June 30, 2003 decreased to $4.8 million from $7.1 million in the 2002 period, a decrease of $2.3 million, or 33%. Throughout 2003, the Company has continued to implement cost containment measures designed to align its SG&A costs with lower than anticipated license revenues. Additionally, the Company reversed a tax accrual of $506,000 during the first quarter 2003 as payment was not longer considered probable based on a settlement with the Inland Revenue Service.

         Research and Development Expense. Research and development expense for the six-month periods ended June 30, 2003 and 2002 were $127,000 and $661,000, respectively. For the 2003 period, research and development expense related to the development of two versions of the Company's PECOS product. This was primarily due to reductions of personnel.

         Asset Impairment Charges. For the six-month periods ended June 30, 2003 and 2002, the Company recorded asset impairment charges of $0 and $338,000, respectively. The asset impairment charges in 2002 related to software initially purchased to augment the Company's PECOS technology.

         Interest Expense. Interest expense for the six-month period ending June 30, 2003 was $41,000 compared to $38,000 for the comparable 2002 period. The increase in interest expense is related to interest of $17,000 accrued for the Company's ten year 10% Senior Convertible debentures and amortization of the Debenture discount of $12,000. Interest expense on capital leases decreased by $29,000 as compared to 2003.

         Interest Income and Other, Net. Interest Income and Other, net, for the six month period ended June 30, 2003 increased to an expense of $19,000 from income of $24,000 in the comparable 2002 quarter, primarily as a result of having a lower interest-earning cash balance during for the six-month period ended June 30, 2003 compared to the same period during 2002 and the settlement of a lawsuit.

         Net Loss from Continuing Operations. The Company generated a net loss from continuing operations for the six month period ended June 30, 2003 of $3.6 million verses a net loss of $6.7 million for the comparable period of 2002 as a result of the factors described herein.

         Net Income (Loss) From Discontinued Operations. The net income from discontinued operations for the six month period ended June 30, 2003 was $307,000 compared to a net loss from discontinued operations for the six month period ended June 30, 2002 of $1,507,000.

         Net Gain From Disposal of Discontinued Operations. The net gain for the six-month period ended June 30, 2002 from the disposal on March 29, 2002 of the Company's U.S. IT Products and services business was $912,000. All amounts related to this sale were recorded in 2002.

         Net Loss from Total Operations. The net loss from total operations (including both discontinued and continuing operations) for the first six months of 2003 was $3,324,000, compared to $7,342,000 in the 2002 six month period. Basic net loss from total operations per share for the six month period of 2003 were ($0.11), compared with a basic and fully diluted net loss from total operations per share of ($0.24) in the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents as of June 30, 2003 were approximately $0.6 million. Although the Company recorded a net loss from total operations of $3.3 million for the six month period ended June 30, 2003, cash and cash equivalents decreased by only $1.7 million between December 31, 2002 and June 30, 2003. The principal differences between the net loss and the decrease in cash and cash equivalents during the period included cash generated via the Company's issuance of senior convertible debentures in the amount of approximately $0.9 million and the advance of a license fee (accounted for as a loan) of approximately $0.8 million, and the recording of non-cash expenses of approximately $0.8 million.

         At June 30, 2003, the Company's principal sources of liquidity were cash and cash equivalents of $572,000 (See "Risk Factors Related to Liquidity", below).

         The Company's principal commitments consist of leases on its office facilities and capital leases and a $795,000 loan payable to CGEY.

RISK FACTORS RELATED TO LIQUIDITY

         As of June 30, 2003, the Company had $572,000 in cash, and a working capital deficit of $2.1 million. The Company has incurred $49.2 million of cumulative net losses for the three-year period ended December 31, 2002 and incurred a further net loss in the six-month period ended June 30, 2003 of $3.3 million. The Company believes that it will continue to incur losses throughout 2003. On April 3, 2003, the Company signed an agreement with CGEY whereby CGEY agreed to advance $980,000 in license fees to the Company. The Company believes this license fee(s) will become due and be paid, offsetting this advance, during 2003 via its contract with CGEY for the Scottish Executive. To date, the Company has received this entire amount. If the Company does not generate sufficient license fee amounts by the end of 2003 as expected, the Company will agree on a repayment plan with CGEY including an interest penalty which is the HBSC rate plus 2% calculated from the date of advance. On April 23, 2003, the Company closed on a private placement of approximately $949,000 of ten-year 10% Senior Convertible Debentures (the "Debentures"). The Debentures carry a 10% interest rate expected to be paid "in kind" and are secured by substantially all of the Company's assets. The Debentures will convert at a per share price equal to the average closing price for the fifty (50) trading day period prior to April 23, 2003 of $0.125 per share and are not convertible for two years unless the Company achieves two sequential profitable quarters. The Debentures may be converted by the Company upon a "change in control" (as defined in the Debentures) or following April 23, 2007. At June 30, 2003, the Debentures , if converted, would convert into 7,569,705 shares of common stock. This private placement was extended to August 29, 2003 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the Sale of the Debentures is claimed pursuant to
Section 4(2) of the Securities Act of 1933, as amended. Inside investors are considered related parties, therefore, related parties invested a total of $710,000 in the Debentures.

         The Company's consolidated financial statements as of December 31, 2002 were prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2003. The Company's independent accountants, KPMG LLP, issued an audit report dated March 7, 2003 that included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to generate revenue, attain further operating efficiencies and attract new sources of capital. The Company is in the process of seeking additional capital. There can be no assurance that the Company will be able to raise capital and if so, on what terms or what the timing thereof might be. Due to lower than anticipated revenues and an increase in lease expense due to the bankruptcy of sub-tenant of one of the Company's facilities, the Company must raise additional working capital to fund operations during the fourth quarter of 2003. Without such funding, the Company believes it may be forced to curtail operations and/or seek protection under bankruptcy statutes. The consolidated financial statements do not include any adjustments that might result from the outcome of this significant uncertainty.

FACTORS AFFECTING FUTURE PERFORMANCE

         A significant portion of the Company's revenues from continuing operations are from license fees related to the Scottish Executive License. This license is expected to generate in excess of $6 million in revenues for the Company over the next five years. If the Company, in conjunction with CGEY, the primary contractor for the Scottish Executive, is unable to perform under this license, it would have a significant adverse affect on the Company's financial statements. In January, March and October 2002, the Company invoiced, and subsequently received, approximately $2.7 million from CGEY as a portion of the license fees due Elcom from CGEY under Elcom's sub-contractor license with the Scottish Executive. A majority of the January and March amounts were recorded as deferred revenue. Revenue recognition of the total amount was $222,000, $518,000, $518,000, and $1,489,000 for each successive quarter of 2002. As the revenue recognition increased significantly each quarter in 2002, with the final amount in the fourth quarter including a third payment, Elcom's expected revenues and financial results in 2003, for each quarter excepting the first quarter, will be compared to significantly increasing revenues from the comparable quarterly period in 2002. If the Company is unable, as is expected, to generate enough incremental revenues in each remaining quarter of 2003, its reported revenues and financial results for each remaining quarter of 2003 will be less than such comparable quarter of 2002.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

           Except for the historical information contained herein, the matters discussed in this Press Release could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "given," "targets," "intends," "anticipates," "plans," "projects", "forecasts" or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) availability and terms of appropriate working capital and/or other financing to keep the Company operating as a going concern, particularly in light of the Company's cash position as of June 30, 2003 and its history of ongoing operating losses; (ii) the overall marketplace and client's acceptance and usage of eCommerce software systems, including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, control of expenses, revenue generation by the acquisition of new customers, the acceptance rate of the Company's system by individual agencies of the Scottish Executive (Government of Scotland), and corporate demand for ePurchasing and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; and (iv) the necessity for the Company to raise additional working capital to fund operations during the fourth quarter of 2003 and the availability of any such funding to the Company. Without such funding, the Company believes it may be forced to curtail operations and/or seek protection under bankruptcy statutes. Other risks should be noted as detailed from time to time in the Company's Annual Report on Form 10-K and in its other SEC reports and statements. The Company assumes no obligation to update any of the information contained or referenced in this Press Release.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

         The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. From inception to date, such fluctuations have amounted to an accumulated amount of $906,000.

ITEM 4.  CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCESSES

         The Company's Chief Executive Officer and Vice President, Finance (Certifying Officers) performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosures.

         Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2003. In addition, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(b)      CHANGE IN INTERNAL CONTROLS

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION

ITEM 5.  RECENT SALES OF UNREGISTERED SECURITIES

         On April 23, 2003, the Company closed a private placement of a ten-year 10% Senior Convertible Debentures (the "Debentures") generating cash proceeds of approximately $949,000 to accredited investors. The financing round included Robert J. Crowell, the Chairman and CEO, John
         E. Halnen, the President and COO, William W. Smith, the Vice Chairman and Director, Andres Escallon, the Chief Technology Officer, (the Inside Investors) and institutional and other Elcom stockholders (Outside Investors).

         The Debentures carry a 10% interest rate, which is payable in cash or payment-in-kind. Interest is due annually, in arrears, commencing April 23, 2004 and is expected to be paid in kind. The principal amount is due at maturity, which is April 23, 2013.

         The Debentures are collateralized by a security interest in substantially all of the Company's assets for a two-year period ending April 22, 2005. They are convertible into common stock of the Company at a conversion price equal to the average closing price of the Company's common stock over the 50 day trading days ending April 22, 2003, subject to antidilution clauses. The Debentures are convertible at the election of the holder at any time commencing on April 22, 2005 through April 22, 2013 or upon a "change in control" as defined by the Debentures. However, if the Company has two sequential quarters of profitability with respect to continuing operations, the Holder may convert the Debenture at his option.

         The Debenture will automatically convert upon the following events:

                  -        Change of control, as defined in the agreement or

                  - At the Company's option as of April 23, 2007, or subsequent to this date with ten days notice to the Holder.

         The Senior Convertible Debentures will not be registered under the Securities Act of 1933, as amended, or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act of 1933, and applicable state securities laws or available exemptions from the registration requirements. This private placement was extended to August 29, 2003 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the Sale of the Debentures is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         Robert Crowell invested $300,000 in the Debentures and John Halnen invested $60,000 in the Debentures. Of these amounts, the Company paid Robert Crowell $187,000 and John Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert Crowell and John Halnen immediately reinvested these proceeds into their purchase of the Debentures.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS:
         4.1 Form of 10% Convertible Senior Debentures issued by the Company on April 23, 2003 to each Debenture Holder
         4.2 The Registration Rights Agreement, dated April 23, 2003, among the Company and each of the Debenture Holders
         4.3 The Collateral Agency and Security Agreement, dated April 23, 2003, among the Company, Andres Escallon (the collateral agent) and each of the Debenture Holders
         31.1 Rule 13a-14(a) Certification of the Company's Chief Executive Officer
         31.2 Rule 13a-14(a) Certification of the Company's Principal Financial Officer
         32.1 Section 1350 Certification of the Company's Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Section 1350 Certification of the Company's Principal Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      REPORTS ON FORM 8-K

         The Company filed or furnished Current Reports on Form 8-K, with the Securities and Exchange Commission on April 3, 2003, April 30, 2003, and May 9, 2003.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Elcom International, Inc.
                                          (Registrant)


Date:  August 14, 2003                    By:  /s/ Robert J. Crowell
                                               ---------------------------------
                                               Robert J. Crowell
                                               Chairman and CEO

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Elcom International, Inc.
                                          (Registrant)


Date:  August 14, 2003                    By: /s/ Neal Dwyer
                                              ----------------------------------
                                              Neal Dwyer
                                              Vice President, Finance
                                              (Principal Financial Officer)