Form 10-Q
period 2003-09-30
ELCOM INTERNATIONAL INC
filed 2003-11-13
CIK 900096

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes [ ] No [X]

      The registrant had 30,901,837 shares of common stock, $.01 par value, outstanding as of October 31, 2003.

                                      INDEX

                         Part I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of December 31, 2002
                  and September 30, 2003 (unaudited)....................................      2

                  Consolidated Statements of Operations and Other Comprehensive
                  Income (Loss) - Three and Nine Month Periods Ended
                  September 30, 2002 and 2003 (unaudited)...............................      3

                  Consolidated Statements of Cash Flows - Nine Month Period Ended
                  September 30, 2002 and 2003 (unaudited)...............................      4

                  Notes to Consolidated Financial Statements (unaudited)................      5

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS......................................................      9

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................     16

ITEM 4.      CONTROLS AND PROCEDURES....................................................     16


                           Part II - OTHER INFORMATION

ITEM 1.      NONE.

ITEM 2.      NONE.

ITEM 3.      NONE.

ITEM 4.      NONE.

ITEM 5.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................     17

ITEM 6.      RECENT SALE OF UNREGISTERED SECURITIES.....................................     17

ITEM 7.      EXHIBITS AND REPORTS ON FORM 8-K...........................................     18

SIGNATURES AND CERTIFICATION ...........................................................     19

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.

                                                                            DECEMBER 31,     SEPTEMBER 30,
                                                                                2002             2003
                                                                             ----------       ----------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                $    2,302       $      123
                                                                             ----------       ----------
        Accounts receivable                                                         348              323
        Less- Allowance for doubtful accounts                                       (28)             (17)
                                                                             ----------       ----------
    Accounts receivable, net                                                        320              306
    Prepaid expenses and other current assets                                       205              231
    Current assets of discontinued operations (Note 5)                              238               31
                                                                             ----------       ----------
        Total current assets                                                      3,065              691
                                                                             ----------       ----------
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
    Computer hardware and software                                               17,741           17,763
    Land, buildings and leasehold improvements                                    1,333            1,333
    Furniture, fixtures and equipment                                             3,544            3,704
                                                                             ----------       ----------
                                                                                 22,618           22,800
        Less- Accumulated depreciation and amortization                         (20,772)         (21,874)
                                                                             ----------       ----------
                                                                                  1,846              926
                                                                             ----------       ----------
OTHER ASSETS                                                                        113               72
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (Note 5)                              106               --
                                                                             ----------       ----------
TOTAL ASSETS                                                                 $    5,130       $    1,689
                                                                             ==========       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                         $      335       $      879
    Loan Payable (Note 6)                                                            --              983
    Deferred revenue                                                                405              342
    Accrued expenses and other current liabilities                                2,476            1,603
    Current portion of capital lease obligations                                    275                7
    Current liabilities of discontinued operations (Note 5)                          41              100
                                                                             ----------       ----------
Total current liabilities                                                         3,532            3,914
                                                                             ----------       ----------

LONG TERM LIABILITIES
    Convertible Debentures, net of discount (Note 6)                                 --              263
                                                                             ----------       ----------
TOTAL LIABILITIES                                                                 3,532            4,177
                                                                             ==========       ==========

STOCKHOLDERS' EQUITY (DEFICIT) :
    Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
        Issued and outstanding - none                                                --               --
    Common stock, $.01 par value; Authorized -- 100,000,000 shares --
        Issued -- 31,432,546 shares                                                 314              314
    Additional paid-in capital                                                  114,817          115,533
    Accumulated earnings (deficit)                                             (107,920)        (112,720)
    Treasury stock, at cost -- 530,709 shares                                    (4,712)          (4,712)
    Accumulated other comprehensive income (loss)                                  (901)            (903)
                                                                             ----------       ----------
        Total stockholders' equity (deficit)                                      1,598           (2,488)
                                                                             ----------       ----------
                                                                             $    5,130       $    1,689
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND OTHER COMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            Three Months Ended            Nine Months Ended
                                                              September 30,                 September 30,
                                                         -----------------------       -----------------------
                                                           2002           2003           2002           2003
                                                         --------       --------       --------       --------
Net sales
  License and associated fees                            $  1,033       $    261       $  2,420       $  1,042
  Professional services                                       122            106            668            525
                                                         --------       --------       --------       --------
Total net sales                                             1,155            367          3,088          1,567

Cost of sales                                                 386             36            906            365
                                                         --------       --------       --------       --------
Gross profit                                                  769            331          2,182          1,202
Operating Expenses:
        Selling, general and administrative                 3,027          1,610         10,174          6,417
        Research and development                              125             67            786            194
        Asset impairment charges                               --             --            338             --
                                                         --------       --------       --------       --------
Total operating expenses                                    3,152          1,677         11,298          6,611
                                                         --------       --------       --------       --------
Operating loss                                             (2,383)        (1,346)        (9,116)        (5,409)
                                                         --------       --------       --------       --------

Interest expense                                              (12)           (31)           (50)           (72)
Interest income and other, net                                872             99            896             79
                                                         --------       --------       --------       --------
Net loss from continuing operations before tax             (1,523)        (1,278)        (8,270)        (5,402)

Income tax benefit                                             --             --             --            492
                                                         --------       --------       --------       --------
Net loss from continuing operations                        (1,523)        (1,278)        (8,270)        (4,910)

Discontinued operations:
    Net income (loss) from discontinued operations,
        net of tax                                             87           (197)        (1,420)           110
    Gain on sale of assets                                    167             --          1,079             --
                                                         --------       --------       --------       --------

Net loss                                                   (1,269)        (1,475)        (8,611)        (4,800)
Foreign currency translation adjustment, net of tax            (9)             3            662             (2)
                                                         --------       --------       --------       --------

Other comprehensive loss                                 $ (1,278)      $ (1,472)      $ (7,949)      $ (4,802)
                                                         ========       ========       ========       ========

Basic and diluted net income (loss) per share data:
    Continuing operations                                $  (0.05)      $  (0.04)      $  (0.27)      $  (0.16)
    Discontinued operations                                    --          (0.01)         (0.04)            --
    Gain on sale of assets                                   0.01             --           0.03             --
                                                         --------       --------       --------       --------
      Basic and diluted net loss per share               $  (0.04)      $  (0.05)      $  (0.28)      $  (0.16)
                                                         ========       ========       ========       ========

Weighted average number of basic and diluted
    shares outstanding                                     30,902         30,902         30,901         30,902
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        -----------------------
                                                                          2002           2003
                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                   $ (8,270)      $ (4,910)
    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities -
        Depreciation and amortization                                      2,369          1,126
        Asset impairment charge                                              338             --
        Loss on sale of assets                                                45             --
  Changes in current assets and liabilities:
        Accounts receivable                                                 (946)            14
        Prepaids expenses and other current assets                          (301)           (25)
        Accounts payable                                                  (1,080)           544
        Deferred revenue                                                   1,542            (63)
        Accrued expenses and other current liabilities                    (2,800)          (873)
                                                                        --------       --------
            Net cash used in continuing operations                        (9,103)        (4,187)
                                                                        --------       --------

            Net cash provided by (used in) discontinued operations          (270)           482
                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, equipment and software                             (12)          (177)
    Change in deferred costs and other assets                                 19             41
    Proceeds from sale of assets                                               5             --
                                                                        --------       --------
        Net cash provided by (used in) investing activities                   12           (136)
                                                                        --------       --------

        Net cash provided by discontinued operations                       2,118             --
                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of capital lease obligations and debt                         (383)          (268)
    Proceeds from Loan Payable                                                --            983
    Proceeds from issuance of convertible debentures                          --            949
                                                                        --------       --------

        Net cash provided by (used in) financing activities                 (383)         1,664
                                                                        --------       --------

FOREIGN EXCHANGE EFFECT ON CASH                                              665             (2)
                                                                        --------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (6,961)        (2,179)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            10,813          2,302
                                                                        --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  3,852       $    123
                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid on capital leases                                     $     50       $     13
                                                                        ========       ========
    Income taxes paid                                                   $     15       $     --
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

                            ELCOM INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, "Elcom" or the "Company"). On March 29, 2002, the Company sold certain assets and liabilities of its United States ("U.S.") information technology remarketer business. The results of operations for that business have been presented under the financial reporting requirements for discontinued operations for all applicable periods presented. Commencing for the June 30, 2003 quarter, the Company has reclassified revenues from prior periods into two categories to conform to the current and other applicable periods presented

            In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations and cash flows for the three month and nine month periods ended September 30, 2002 and 2003. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002.

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

            Had compensation cost for awards under the Company's Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company's net loss and per share amounts would have been as follows (in thousands, except per share data):

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                     -----------------------       -----------------------
                                                       2002           2003           2002           2003
                                                     --------       --------       --------       --------
Net loss, as reported                                $ (1,269)      $ (1,475)      $ (8,611)      $ (4,800)
       Less:  Compensation expense for
        option awards determined under fair
        value based method, net of tax effects          1,061            (77)          (950)          (872)
                                                     --------       --------       --------       --------

       Pro forma net loss                            $   (208)      $ (1,552)      $ (9,561)      $ (5,672)
                                                     ========       ========       ========       ========
       Net loss per share:
        As reported - basic and diluted              $  (0.04)      $  (0.05)      $  (0.28)      $  (0.16)
        Pro forma - basic and diluted                $  (0.01)      $  (0.05)      $  (0.31)      $  (0.18)

3.    NET LOSS PER SHARE

            Basic net income (loss) per share (EPS) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Fully diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the "treasury stock" method and the dilutive effect of convertible debt outstanding using the "if converted" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore, are excluded from the calculation. Common Stock issuable upon conversion of the Company's convertible debentures, totaling 7,569,705 shares, was excluded from the fully diluted earnings per share calculation because their impact was anti-dilutive.

            Based on the average market price of the Company's common stock in the three month period ended September 30, 2003, a net total of 3,127,370 shares covered by options, if exercised, would have been dilutive and 8,762,695 shares covered by options and warrants with per share exercise prices ranging from $0.25 to $24.06 would have been anti-dilutive. Based on the average market price of the Company's common stock in the three month period ended September 30, 2002, a net total of 1,128,016 shares covered by options would have been dilutive, 12,916,056 shares covered by options and warrants with per share exercise prices ranging from $0.45 to $28.71 would have been anti-dilutive.

            Based on the average market price of the Company's common stock in the nine month period ended September 30, 2003, a net total of 2,418,075 shares covered by options, if exercised, would have been dilutive, and 9,341,877 shares covered by options and warrants with per share exercise prices ranging from $0.25 to $24.06 would have been anti-dilutive. Based on the average market price of the Company's common stock in the nine month period ended September 30, 2002, a net total of 2,261,243 shares covered by options would have been dilutive, and 10,455,338 shares covered by options and warrants with per share exercise prices ranging from $0.74 to $28.71 would have been anti-dilutive.

4.    BUSINESS SEGMENT INFORMATION

            The Company's continuing operation is classified as a single business segment, specifically the development and sale of electronic purchasing solutions ("ePurchasing") and electronic marketplace ("eMarketplace") Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. computer-oriented information technology products ("IT Products") business on December 31, 2001 and the U.S. IT Products and services business on March 29, 2002, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represents all of the U.S. IT Products and services business for all applicable periods presented. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters and nine month periods ended September 30, 2002 and 2003, were as follows (in thousands):

                                                          Three months ended             Nine months ended
                                                             September 30,                 September 30,
                                                        -----------------------       -----------------------
                                                          2002           2003           2002           2003
                                                        --------       --------       --------       --------
Net sales from continuing operations
        U.S.                                            $    275       $    204       $    842       $    846
        U.K.                                                 880            163          2,246            721
                                                        --------       --------       --------       --------
        Net sales                                       $  1,155       $    367       $  3,088       $  1,567
                                                        ========       ========       ========       ========

Operating profit (loss) from continuing operations
        U.S.                                            $ (1,782)      $ (1,162)      $ (8,326)      $ (4,539)
        U.K.                                                (601)          (184)          (790)          (870)
                                                        --------       --------       --------       --------
        Operating loss                                  $ (2,383)      $ (1,346)      $ (9,116)      $ (5,409)
                                                        ========       ========       ========       ========

                                                      December 31,   September 30,
                                                          2002           2003
                                                        --------       --------
Identifiable assets from continuing operations
        U.S.                                            $  4,311       $  1,420
        U.K.                                                 475            237
                                                        --------       --------
        Identifiable assets                             $  4,786       $  1,657
                                                        ========       ========

5.    DISCONTINUED OPERATIONS

            On March 29, 2002, the Company sold certain assets and liabilities of its IT Products and associated services business in the U.S. conducted by its subsidiary, Elcom Services Group, Inc. ("Elcom Services Group"). The sale price for the transaction consisted of cash consideration of $2.15 million, of which approximately $.6 million was held in escrow and subsequently released in its entirety. As part of the sale transaction, the Company also issued warrants to purchase 300,000 shares of the Company's common stock to this company. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009.

            In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations and balance sheet information have been prepared under the financial reporting requirements for discontinued operations, pursuant to which all historical results of the IT Products and services business in the U.S. are included in the results of discontinued operations rather than the results of continuing operations for all applicable periods presented. The results of discontinued operations for the three and nine-month periods ended September 30, 2002 and 2003 were as follows (in thousands):

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                -----------------------      -----------------------
                                                                  2002           2003          2002           2003
                                                                --------       --------      --------       --------
            Net sales from discontinued operations              $     (2)      $     --      $  4,880       $     --
                                                                ========       ========      ========       ========

            Gross profit from discontinued operations           $   (107)      $     --      $  1,815       $     --
                                                                ========       ========      ========       ========

            Net Income (loss) from discontinued operations      $     87       $   (197)     $ (1,420)      $    110
                                                                ========       ========      ========       ========

            Gain on Sale of assets of discontinued
                operations                                      $    167       $     --      $  1,079       $     --
                                                                ========       ========      ========       ========

6.    FINANCING ARRANGEMENTS

      a.    Convertible Debentures

            On April 25, 2003, the Company closed a private placement to accredited investors (the "Private Placement") of ten-year 10% Senior Convertible Debentures (the "Debentures"), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert
            J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company's Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000, (collectively, the "Inside Investors"). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. In addition, Smith & Williamson LLC (U.K.) and other Elcom stockholders in the U.K. invested $239,000. Inside Investors are considered related parties and invested a total of $710,000 in the Company via purchases of Debentures.

            The Debentures carry a 10% interest rate, which is payable in cash or payment in-kind. Interest is due annually, in arrears, commencing April 25, 2004 and is expected to be paid in-kind. The principal amount is due at maturity on April 25, 2013. The Company has accrued $31,391 in interest expense for these Debentures as of September 30, 2003.

            The Debentures are collateralized by a security interest in substantially all of the Company's assets for a two-year period ending April 25, 2005. They are convertible into common stock of the Company at a conversion price of $0.125 per share, subject to anti-dilution clauses. The Debentures are convertible at the election of the holder at any time commencing on April 25, 2005 through April 25, 2013. However, if the Company has two sequential quarters of profitability with respect to continuing operations, the Holder may convert the Debentures at his option. The Holders also have certain registration rights upon conversion. The Company recorded a beneficial conversion feature (the "Debenture discount") of $716,000 in conjunction with the issuance of these

            Debentures. This Debenture discount is being amortized as interest expense over the ten-year term of the Debentures. At September 30, 2003, the Company has accrued $26,158 of interest expense for this Debenture discount. At September 30, 2003, the Debentures are convertible into 7,569,705 shares of common stock.

            The Company has the right to convert the Debentures upon the occurrence of one of the following events:

            -     A change of control, as defined in the agreement, or

            - the Company's option as of April 23, 2007, or subsequent to this date upon written notice to the Holder.

            The Senior Convertible Debentures are not registered under the Securities Act of 1933, as amended, or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act of 1933, and applicable state securities laws or available exemptions from the registration requirements. This private placement has been extended to November 27, 2003 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the Sale of the Debentures is claimed pursuant to
            Section 4(a) of the Securities Act of 1933, as amended.

      b.    Loan Payable

            On April 3, 2003, the Company signed an agreement whereby Cap Gemini Ernst and Young UK Plc ("CGEY") agreed to advance L625,000 or $983,000 to the Company representing an advance of a lump-sum license payment expected to be paid to the Company by the end of 2003 or during Q1 2004, under its contract with CGEY related to the Scottish Executive. This loan was contingent upon the Company providing assistance to CGEY to set up a back-up system in Toronto, Canada in order for CGEY to provide Disaster Recovery and Business Continuity Services ("Services") for Elcom's clients. These contingencies have been met. These Services are expected to be made available to Elcom's clients for a fee and would provide a back-up system to allow CGEY to provide Business Continuity Services (e.g. to host, operate and manage), Elcom's ePurchasing system, if Elcom were unable to do so for any reason. The Company believes this license fee(s) will become due and be paid, offsetting this advance, during Q4 2003 or Q1 2004 pursuant to its contract with CGEY relating to the Scottish Executive. If the Company is not able to invoice CGEY for an amount equal to the license fee advance from CGEY by the end of 2003, the Company will begin a two year repayment plan with CGEY which is equal to the HSBC Bank Plc rate, currently 3.75%, plus a 2% interest penalty calculated from the date of advance. This amount advanced, has been accounted for as a Loan payable and will be recognized as revenue when earned.

7.    SUBSEQUENT EVENTS RELATED TO LIQUIDITY

            On October 16, 2003, the Company announced a second closing of the private placement of its Debentures (the "Second Closing", which is not reflected in the unaudited financial statements contained in this Form 10-Q, generating cash proceeds of $315,000. Robert J. Crowell, the Chairman and CEO invested $150,000, William W. Smith, the Vice Chairman and Director invested $50,000 (both the "Inside Investors") and Smith & Williamson LLC (U.K.) and one other Elcom stockholder invested $115,000. Inside Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.

            As of October 16, 2003, Inside Investors have invested an aggregate $910,000 of the $1,264,000 invested in the Company via the purchases of Debentures.

            On October 31, 2003, the Company received an unanticipated payment of L466,981 ($793,000) representing license fees in arrears, due to the termination of a license originally signed in September 1998, by a U.K.-based licensee. This amount will be recorded as license revenue in the quarter ending December 31, 2003.

            The Second Closing, combined with anticipated revenues and other monies received as described herein, is expected to fund the Company's operations through the end of the first quarter of 2004. Prior to that time, the Company intends to raise additional funding sufficient to support the Company's future operations. There can be no assurance that the Company will receive any such funding or on what terms or what the timing thereof might be.

            The Company's cash balance as of October 31, 2003 was $1,270,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company develops and licenses remotely-hosted, self-service ePurchasing and eMarketplace, Internet and intranet-based purchasing systems which automate many supply chain and financial settlement functions associated with procurement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or "eNegotiation" functions and also markets an asset management system, both licensed from third party companies. Since its inception in 1992, Elcom has developed its PECOS(TM) (Professional Electronic Commerce Online System) technology. The Company's PECOS(TM) technology can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. The ePurchasing and eMarketplace systems the Company offers for licensing include:

      PECOS Internet Procurement Manager ("PECOS.ipm"). PECOS.ipm is a robust and feature-rich Internet-based, remotely-hosted, automated procurement system and is based on eleven years of eCommerce technology development. As an Internet-based system, PECOS.ipm has been in development for approximately six years. As a remotely-hosted system, PECOS.ipm allows the Company's clients to use their intranet/Internet to access the system to identify and select products, check pricing, automate the internal approval process and facilitate invoicing and payment to suppliers. Since it is remotely-hosted, PECOS.ipm is rapidly deployable and has a minimal impact on a client's computer system and personnel resources. Elcom acts as its own application service provider and hosts PECOS.ipm on its own hardware platform, giving clients a single point of contact and responsibility. In addition, PECOS.ipm is configurable by a client and does not require scripting or consultants to modify administrative items or approval workflows. Because it has invoicing and receiving functionality and has automated financial settlement functions (including robust support for procurement card technology), PECOS.ipm can operate as a standalone system without an expensive back-end Enterprise Resource Planning ("ERP") system in place, thereby enabling easier implementation for clients. Clients may integrate PECOS.ipm into their ERP system using data feeds with PECOS.ipm already operating. Further, the Company facilitates supplier catalog loads for the client when the system is remotely-hosted. In October 2001, the Company announced version 8.0 of its next generation PECOS(TM) technology. This version of PECOS(TM) is designed to offer a single solution which includes robust ePurchasing functionality, including "buy-side", which is the capability of a client to order products from its supplier, ePurchasing functionality, including "sell-side", which is the capability of a client to have its customers make purchases electronically, and private eMarketplace functionality, which is the capability for a client to offer an eMarketplace to both buy and sell products in a "community" of users which may include both suppliers and customers.

DIVESTED IT PRODUCTS AND SERVICES BUSINESS

      Prior to the divestiture of the IT Products and services business in the U.S. on March 29, 2002, the Company had historically marketed 130,000 IT Products to commercial, educational and government accounts. The Company decided to exit the IT Products and services business after the September 11, 2001 terrorist attacks to reduce costs as demand declined dramatically and to allow the Company to focus exclusively on its core ePurchasing and eMarketplace technology.

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

      The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i)   Income Taxes:

      The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company's recent losses and expectation that 2003 will result in an overall operating loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0.

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

(iii) Revenue Recognition:

      Revenue consists principally of fees for licenses of the Company's software products, maintenance, hosting, consulting, and training. The Company recognizes revenue using the residual method in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. We sell our Professional services separately on a time-and-materials basis and at times without a software license, and we have established Company-specific objective evidence on this basis. Company-specific objective evidence for maintenance is determined based upon either the renewal rates when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contract. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time as evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period. Changes to the elements of a software arrangement, the ability to identify which company-specific objective evidence and the fair value of the respective elements could materially impact the amount of earned and deferred revenue.

      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require future services for that fee, that are essential to the functionality of the software. Our ability to estimate whether the collection of the resulting receivable is probable could materially impact the amount of revenue we record.

      Our arrangements generally do not include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Our arrangements generally do not provide for a right of return, and historically product returns have not been significant.

      Deferred revenue includes amounts received from customers for which revenue has not been recognized that generally result from deferred maintenance and support, hosting, consulting or training services not yet rendered and license revenue deferred, until the requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("FAS 150"). This statement establishes standards for how an issuer classifies and measures, in its statement of financial position, certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the Company's results of operations or financial position.

The following table shows the Company's contractual obligations (in thousands) payable or maturing in the years indicated:

                                                              Payments Due by Period
                                             ------------------------------------------------------
                                                        Less than                            After
                                             Total       1 year     1-3 years  4-5 years    5 years
                                             ------     --------    ---------  ---------    -------
Capital lease obligations                    $    7      $    7      $   --      $   --      $   --
Operating leases                              1,772         719       1,053          --          --
Loan Payable                                    983         983
Debenture                                     1,900          95         190         190       1,425
                                             ------      ------      ------      ------      ------
Total contractual obligations                $4,662      $1,804      $1,243      $  190      $1,425
                                             ======      ======      ======      ======      ======

The Company's interest payments on its Debentures are expected to be payment in-kind (additional Debentures) and therefore are not expected to affect cash.

Off-Balance Sheet Financings

      The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities or variable interest entities.

RESULTS OF OPERATIONS

      The results of operations for the divested IT Products and services business in the U.S. has been presented as discontinued operations for all applicable periods presented.

Quarter ended September 30, 2003 compared to the quarter ended September 30, 2002.

      Net Sales. Net sales for the quarter ended September 30, 2003 were $367,000 compared to $1,155,000 from the same period of 2002, a decrease of $788,000 or 68%. Professional services fees in the U.S. and U.K. decreased by $16,000 and License and associated fees decreased by $772,000. The reduction in License and associated fees was due primarily to the Company's receiving substantially larger license fees in 2002 under its contract with CGEY and the revenue recognition of the amounts thereof, and to fewer implementations of PECOS than anticipated under the

Company's contract with CGEY for the quarter ended September 30, 2003, compared to the third quarter of 2002 ($94,000 and $850,000, respectively). License and associated fees include license fees, annual fees and joining fees. Annual fees, joining fees and user fees, if not associated directly with Professional services, are recorded ratably over twelve months. Professional services fees were $106,000, a decrease of $16,000 or 13% from the $122,000 in the third quarter of last year, due primarily to fewer implementations of PECOS than anticipated as stated above. Maintenance fees are included in License and associated fees because they are not material at this time.

      Gross Profit. Gross profit for the quarter ended September 30, 2003 decreased to $331,000 from $769,000 in the comparable 2002 quarterly period, a decrease of $438,000, or 57%. This decrease is primarily a result of lower License and associated fees and Professional services revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2003 was $1,610,000 compared to $3,027,000 in the 2002 quarter, a decrease of $1,417,000 or 47%. Throughout 2002 and the first three quarters of 2003, the Company has continued to implement cost containment measures designed to align its SG&A expenses and disbursements related thereto, with fewer than anticipated revenues. Those measures included personnel reductions throughout most areas , which resulted in a decrease in total personnel and associated expenses in the third quarter of 2003 of $609,000 from the comparable quarter last year. The Company also received a state income and franchise tax refund of $284,000, which was an offset to SG&A for the 2003 quarter.

      Research and Development Expense. Research and development expense for the quarters ended September 30, 2003 and 2002, were $67,000 and $125,000, respectively. This reduction was due primarily to the implementation of various cost containment measures.

      Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $1,346,000 for the quarter ended September 30, 2003 compared to a loss of $2,383,000 reported for the comparable quarter of 2002, an improvement of $1,037,000 or 44%. The lower operating loss from continuing operations in the third quarter of 2003 compared to the 2002 quarter was due primarily to reductions in personnel and associated costs and a state income and franchise tax refund of $284,000, partially offset by a reduction in gross profit. Reductions in personnel resulted in a decrease in personnel and associated expenses in the third quarter of 2003 of $609,000, when compared to the third quarter of 2002.

      Interest Expense. Interest expense for the quarter ended September 30, 2003 was $31,000 compared to $12,000 for the third quarter of 2002. This increase was due primarily to interest accrued on the Company's ten-year 10% Senior Convertible Debentures of $14,000 and the amortization of the Debenture discount of $15,000.

      Interest Income and Other, Net. Interest income and other, net, for the quarter ended September 30, 2003 was $99,000, which includes $96,000 of interest income on the state income and franchise tax refund, compared to $872,000 for the comparable 2002 quarter. During the Company's 2002 quarter, it recognized $650,000 paid to it via a settlement with a software vendor where the product did not perform as represented. In addition, during the third quarter of 2002, the Company reversed $100,000 in state franchise taxes, had income of $30,000 from the sale of miscellaneous assets, interest income of $23,000 and miscellaneous other income items totaling $33,000.

      Net Loss from Continuing Operations. The Company's net loss from continuing operations for the quarter ended September 30, 2003 was $1,278,000, an improvement of $245,000 or 16% from the comparable quarterly loss in 2002 of $1,523,000. The improvement was due primarily to reductions of personnel and associated expenses, and a state tax refund, partially offset by lower gross profit.

      Net Income (Loss) From Discontinued Operations. The net loss from discontinued operations in the quarter ended September 30, 2003 was $(197,000) compared to net income from discontinued operations in the quarter ended September 30, 2002 of $87,000. The third quarter loss is related to a leased facility that had been subleased. The sub-tenant filed for bankruptcy during the second quarter and the Company was forced to incur the expense and payments for the sub-tenant's lease payments. This lease and associated costs will terminate on December 31, 2003.

      Net Gain From Disposal of Discontinued Operations. A net gain of $167,000 was recorded in the third quarter of 2002 from the recognition of a release from escrow of $167,000 related to the IT Products and services business in the U.S.

      Net Loss from Total Operations. The 2003 quarterly net loss from total operations (including both discontinued and continuing operations) was $1,475,000 compared to $1,269,000 in the 2002 quarter. Basic and fully diluted net loss from total operations per share for the third quarter of 2003 was $(0.05), compared with a basic net loss from total operations per share of $(0.04) in the third quarter of 2002.

Nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.

      Net Sales. Net sales from continuing operations for the nine months ended September 30, 2003 were $1,567,000 compared to $3,088,000 in the nine months of 2002, a decrease of $1,521,000 or 49%. Professional services fees in the U.S. and U.K. decreased by $143,000 while License and associated fees decreased by $1,378,000. The reduction in License and associated fees was due primarily to the Company's receiving substantially larger license fees in 2002 under the Company's contract with CGEY and the revenue recognition of the amounts thereof, and to fewer implementations of PECOS than anticipated under the Company's contract with CGEY for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 ($406,000 and $1,557,000, respectively). Professional services fees for the nine months ended September 30, 2003 were $525,000 compared to $668,000 in the comparable nine months last year, a decrease of $143,000 or 21%, due primarily to fewer implementations of PECOS than anticipated as stated above.

      Gross Profit (Loss). The Company recorded a gross profit of $1,202,000 in the nine month period ended September 30, 2003, compared to a gross profit of $2,182,000 in the nine month period ended September 30, 2002, a decrease of $980,000 or 45%, due to lower sales as described above.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the nine month period ended September 30, 2003 decreased to $6,417,000 from $10,174,000 in the 2002 period, a reduction of $3,757,000 or 37%. Throughout 2003, the Company has continued to implement cost containment measures designed to align its SG&A costs with lower than anticipated revenues. Those measures included personnel reductions throughout most areas. Reductions in personnel resulted in a decrease in total personnel and associated expenses for the nine months ended September 30, 2003 of $2,747,000 compared to the same nine month period last year. Additionally, the Company reversed a tax accrual of $506,000 during the nine months ended September 30, 2003 as payment was no longer considered probable based on a settlement with the Inland Revenue Service. During the nine months ended September 30, 2003, depreciation expense was $1,000,000 lower and the Company received a state income and franchise tax refund of $284,000, which was an offset to SG&A.

      Research and Development Expense. Research and development expense for the nine month periods ended September 30, 2003 and 2002 were $194,000 and $786,000, respectively. This reduction was due primarily to the implementation of various cost containment measures.

      Operating Loss From Continuing Operations. The Company reported an operating loss from continuing operations of $5,409,000 for the nine months ended September 30, 2003 compared to $9,116,000 reported for the comparable quarter of 2002, an improvement of $3, 707000 or 41%. The lower operating loss from continuing operations in the third quarter of 2003 was due primarily to reductions in personnel and associated costs of $2,747,000, a state income and franchise tax refund of $284,000 and a reduction in depreciation expense of approximately $1,000,000, partially offset by a reduction in gross profit.

      Asset Impairment Charges. For the nine month periods ended September 30, 2003 and 2002, the Company recorded asset impairment charges of $0 and $338,000, respectively. The asset impairment charges in 2002 related to software initially purchased to augment the Company's PECOS technology, which was deemed to have no further value.

      Interest Expense. Interest expense for the nine month period ended September 30, 2003 was $72,000 compared to $50,000 for the comparable 2002 period. The increase in interest expense is due primarily to interest of $31,000 accrued on the Company's ten-year 10% Senior Convertible Debentures and amortization of the Debenture discount of $27,000.

      Interest Income and Other, Net. Interest Income and Other, net, for the nine month period ended September 30, 2003 decreased to $79,000, which includes $96,000 of interest income on the state income and franchise tax refund from income of $896,000 in the comparable 2002 nine month period, primarily due to the Company's recognizing $650,000 paid to it via a settlement with a software vendor where the product did not perform as represented, the reversal of $100,000 in state franchise taxes, income of $30,000 from the sale of miscellaneous assets, interest income of $23,000 and miscellaneous other income items totaling $33,000.

      Net Loss from Continuing Operations. The Company generated a net loss from continuing operations for the nine month period ended September 30, 2003 of $4.9 million, versus a net loss of $8.3 million, an improvement of $3.4 million or 41% from the comparable period of 2002, as a result of the factors described herein.

      Net Income (Loss) From Discontinued Operations. Net income from discontinued operations for the nine month period ended September 30, 2003 was $110,000 compared to a net loss from discontinued operations for the nine month period ended September 30, 2002 of $(1,420,000).

      Net Gain From Disposal of Discontinued Operations. The net gain for the nine month period ended September 30, 2002 from the divestiture on March 29, 2002 of the Company's IT Products and services business in the U.S. was $1,079,000.

      Net Loss from Total Operations. The net loss from total operations (including both discontinued and continuing operations) for the first nine months of 2003 was $4,799,000 compared to $8,611,000 in the 2002 nine month period. Basic net loss from total operations per share for the nine month period of 2003 were ($0.16), compared with a basic and fully diluted net loss from total operations per share of ($0.28) in the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents as of September 30, 2003 were approximately $123,000. Although the Company recorded a net loss from total operations of $4,800,000 for the nine month period ended September 30, 2003, cash and cash equivalents decreased by only $2,179,000 between December 31, 2002 and September 30, 2003. The principal differences between the net loss and the decrease in cash and cash equivalents during the period included cash generated via the Company's issuance of its Senior Convertible Debentures in the gross amount of $949,000 and the advance of a license fee (accounted for as a loan) of $983,000 and the recording of non-cash expenses of $783,000, offset by a capital expenditure of $177,000 for software and payment on capital leases of $268,000.

      As of September 30, 2003, the Company's principal sources of liquidity were cash and cash equivalents of $123,000 (See "Risk Factors Related to Liquidity" and "Subsequent Events Related to Liquidity", below).

      The Company's principal commitments consist of leases on its office facilities and capital leases and a $983,000 loan payable to CGEY.

      On April 25, 2003, the Company consummated the first closing of a Private Placement of $949,000 in Debentures. (the "Debentures"), netting $702,000 in cash proceeds to the Company. Robert J. Crowell invested $300,000 in the Debentures and John E. Halnen invested $60,000 in the Debentures. Of these amounts, the Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert
J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. The Debentures carry a 10% interest rate with interest expected to be paid "in-kind" and are secured by substantially all of the Company's assets. The Debentures are not convertible for two years by the holder unless the Company achieves two sequential quarters of profitability from continuing operations. The Debentures are convertible at a per share price of $0.125 and may be converted by the Company upon a "change in control" (as defined in the Debentures) or following April 25, 2007. At September 30, 2003, the Debentures, if converted, would convert into 7,569,705 shares of common stock. The private placement has been extended to November 27, 2003 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the sale of the Debentures is claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended. Inside investors are considering related parties, therefor, related parties invested a total of $710,000 in the Company.

Subsequent Events Related to Liquidity

      On October 16, 2003, the Company announced that it had effected a Second Closing of its Private Placement of Debentures (the "Second Closing") with Robert J. Crowell, William W. Smith, one other outside investor, and Smith & Williamson LLC (U.K.), investing $150,000, $50,000, $15,000 and $100,000, respectively. Having invested a total of $200,000 in this closing, in the aggregate, Inside Investors have invested $910,000 in the Debentures.

      On October 31, 2003, the Company received an unanticipated payment of L466,981 ($793,000) representing license fees in arrears, due to the termination of a license originally signed in September 1998, by a U.K.-based licensee. This amount will be recorded as license revenue in the quarter ending December 31, 2003.

      The Second Closing, combined with anticipated revenues and other monies received as described herein, is expected to fund the Company's operations through the end of the first quarter of 2004. Prior to that time, the Company intends to raise additional funding sufficient to support the Company's future operations. There can be no assurance that the Company will receive any such funding or on what terms or what the timing thereof might be.

      The Company's cash balance as of October 31, 2003 was $1,270,000.

RISK FACTORS RELATED TO LIQUIDITY

            As of September 30, 2003, the Company had $123,000 in cash. The Company has incurred $49.2 million of cumulative net losses for the three year period ended December 31, 2002 and incurred a further net loss of $4.8 million in the nine month period ended September 30, 2003. The Company expects that it will continue to incur losses throughout 2003. On April 3, 2003, the Company signed an agreement with CGEY whereby CGEY advanced $983,000 in license fees to the Company. The Company believes this license fee(s) will become due and be paid, offsetting this advance, during Q4 2003 or Q1 2004 pursuant to its contract with CGEY relating to the Scottish Executive. If the Company is not able to invoice CGEY for an amount equal to the license fee advance from CGEY (based on the number of entities signed by CGEY), by the end of 2003, the Company will begin a two year repayment plan with CGEY which is equal to the HSBC Bank Plc rate, currently 3.75%, plus a 2% interest penalty calculated from the date of advance.

      The Company's consolidated financial statements as of December 31, 2002 were prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2003. The Company's independent accountants, KPMG LLP, issued an audit report dated March 7, 2003 that included an explanatory paragraph expressing substantial doubt regarding the Company's ability to continue as a going concern without additional capital becoming available. The Company's ability to continue as a going concern is dependent upon its ability to generate revenue, attain further operating efficiencies and attract new sources of capital. The Company is in the process of seeking additional capital. There can be no assurance that the Company will be able to raise capital and if so, on what terms or what the timing thereof might be. Due to lower than anticipated revenues and an increase in lease expense due to the bankruptcy of a Company's sub-tenant, the Company must raise additional working capital to fund operations by the end of the first quarter of 2004. Without such funding by the end of the first quarter of 2004, the Company believes it may be forced to curtail operations, if no funds are raised, seek protection under bankruptcy statutes. The consolidated financial statements do not include any adjustments that might result from the outcome of this significant uncertainty.

FACTORS AFFECTING FUTURE PERFORMANCE

      A substantial portion of the Company's revenues from continuing operations are from license fees related to the Company's contract with CGEY relating to the Scottish Executive. This license is expected to generate in excess of $3 million in revenues for the Company over the next four years. If the Company, in conjunction with CGEY, the primary contractor for the Scottish Executive, is unable to perform under this license, it would have a material adverse affect on the Company's financial statements. In January, March and October 2002, the Company invoiced, and subsequently received, approximately $2.7 million from CGEY as a portion of the license fees due Elcom from CGEY under Elcom's sub-contractor license. A majority of the January and March amounts were recorded as deferred revenue. Revenue recognition of the total amount was $222,000, $518,000, $518,000, and $1,489,000 for each successive quarter of
2002. As the revenue recognition increased significantly each quarter in 2002, with the final amount in the third and fourth quarter, including a third license payment, Elcom's revenues and financial results in 2003, for each quarter excepting the first quarter, will be compared to significantly increasing revenues from the comparable quarterly period in 2002. Hence, the Company's revenues and financial results for the fourth quarter of 2003 are expected to be less than such comparable quarter of 2002.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      Except for the historical information contained herein, the matters discussed in this filing could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "given," "targets," "intends," "anticipates," "plans," "intent", "projects", "forecasts" or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including:
(i) availability and terms of appropriate working capital and/or other financing to keep the Company operating as a going concern, particularly in light of the Company's cash position as of September 30, 2003 and its history of ongoing operating losses; (ii) the overall marketplace and client's acceptance and usage of eCommerce software systems, including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, control of expenses, revenue generation by the acquisition of new customers, the acceptance rate of the Company's system by individual agencies of the Scottish Executive (Government of Scotland) under the Company's contract with CGEY, and corporate demand for ePurchasing and eMarketplace solutions;
(iii) the consequent results of operations given the aforementioned factors; and
(iv) the necessity for the Company to raise additional working capital to fund operations by the end of the first quarter of 2004 and the availability of any such funding to the Company, or on the terms thereof. Without such funding by that time, the Company believes it may be forced to curtail operations and, if no funds are raised, seek protection under bankruptcy statutes. Other risks should be noted as detailed from time to time in the Company's Annual Report on Form 10-K and in its other SEC reports and statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

            The Company's investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders' Equity. From inception to date, such fluctuations have amounted to an accumulated amount of $903,000.

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

            Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2003. In addition, there has been no significant change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(B)         CHANGE IN INTERNAL CONTROLS

            As of the quarter ended September 30, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II - OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the Company's stockholders was held on August 27, 2003. One matter was specified in the Company's Notice of Annual Meeting and Proxy Statement dated July 9, 2003, (a copy of which has been previously filed with the Securities and Exchange Commission), was considered, voted upon and approved by the stockholders. The specific results of the voting on the matter are as follows:

      Proposal I: The size of the Company's Board of Directors was fixed at seven and Mr. Richard J. Harries, Jr. was elected to the Board of Directors of the Company, for a term to expire at the 2006 Annual Meeting, by the following votes:

                                                        Number of Shares Voted
                                                       For              Withheld
                                                   ----------           --------
Richard J. Harries, Jr.                            28,036,418           319,720

      For the meeting, each of Messrs. Robert J. Crowell, William W. Smith and John Ortiz, continued as Directors of the Company.

      For information on the manner in which the votes on the above matters were tabulated, see the definitive proxy statement referenced above.

ITEM 6.     RECENT SALES OF UNREGISTERED SECURITIES

(a) On April 25, 2003, the Company closed a private placement to accredited investors of ten-year 10% Senior Convertible Debentures (the "Debentures"), generating gross proceeds of $949,000. Robert J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company's Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000, (collectively, the "Inside Investors"), and Smith & Williamson LLC (U.K.) and other Elcom stockholders in the U.K. invested $239,000, (together the "Holders"). Inside investors are considered related parties and invested a total of $710,000 in the Debentures.

            The Debentures carry a 10% interest rate, which is payable in cash or payment in-kind. Interest is due annually, in arrears, commencing April 25, 2004 and is expected to be paid in-kind. The principal amount is due at maturity on April 25, 2013. The Company has accrued $31,391 in interest expense for these Debentures as of September 30, 2003.

            The Debentures are collateralized by a security interest in substantially all of the Company's assets for a two-year period ending April 25, 2005. They are convertible into common stock of the Company at a conversion price of $0.125 per share, subject to anti-dilution clauses. The Debentures are convertible at the election of the holder at any time commencing on April 25, 2005 through April 25, 2013. However, if the Company has two sequential quarters of profitability with respect to continuing operations, the Holder may convert the Debentures at his option. The Holders also have certain registration rights upon conversion. The Company recorded a beneficial conversion feature (the "Debenture discount") of $716,000 in conjunction with the issuance of these Debentures. This Debenture discount is being amortized as interest expense over the ten-year term of the Debentures. At September 30, 2003, the Company has accrued $26,158 of interest expense for this Debenture discount. At September 30, 2003, the Debentures are convertible into 7,569,705 shares of common stock.

            The Company has the right to convert the Debentures upon the occurrence of one of the following events:

                  -     A change of control, as defined in the agreement, or

                  - the Company's option as of April 23, 2007, or subsequent to this date upon written notice to the Holder.

            The Senior Convertible Debentures are not registered under the Securities Act of 1933, as amended, or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act of 1933, and applicable state securities laws or available exemptions from the registration requirements. This private placement has been extended to November 27, 2003 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the Sale of the Debentures is claimed pursuant to Section 4(a) of the Securities Act of 1933, as amended.

            Robert J. Crowell invested $300,000 in the Debentures and John E. Halnen invested $60,000 in the Debentures. Of these amounts, the Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures.

(b) On October 16, 2003, the Company announced a second closing of the private placement to accredited investors of the Debentures (the "Second Closing"), generating cash proceeds of $315,000, which is not reflected in the unaudited financial statements contained in this Form 10-Q. Robert J. Crowell, the Chairman and CEO invested $150,000, William W. Smith, the Vice Chairman and Director invested $50,000, (collectively, the "Inside Investors") and Smith & Williamson LLC (U.K.) and one other Elcom stockholder invested a total of $115,000. Thus related parties invested a total of $200,000 in the Second Closing of the Debentures.

            To date in the aggregate, Inside Investors have invested $910,000 of the $1,264,000 invested in the Debentures.

ITEM 7.     EXHIBITS AND REPORTS ON FORM 8-K.

(A)         EXHIBITS:

            31.1 Rule 13a-14(a) Certification of the Company's Chief Executive Officer
            31.2 Rules 13a-14(a) Certification of the Company's Principal Financial Officer
            32.1 Section 1350 Certification of the Company's Chief Executive Officer
            32.2 Section 1350 Certification of the Company's Principal Financial Officer

(B)         REPORTS ON FORM 8-K

            (i) Current Report on Form 8-K dated October 16, 2003 regarding a second closing of $315,000 of the Company's Debentures.

            (ii) Current Report on Form 8-K, dated October 31, 2003 regarding a change in the Company's Certifying Accountant.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Elcom International, Inc.


Date: November 13, 2003                  By:
                                            ------------------------------------
                                            Robert J. Crowell
                                            Chairman and CEO

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Elcom International, Inc.


Date: November 13, 2003                  By:
                                            ------------------------------------