Form 10-K
period 2003-12-31
ELCOM INTERNATIONAL INC
filed 2004-03-29
CIK 900096

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-27376

Elcom International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-3175156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Oceana Way
Norwood, Massachusetts 02062
(781) 440-3333
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	N/A

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑

          The aggregate market value of the common stock held by non-affiliates of the registrant based on the price at which such stock was last sold on the Over The Counter Bulletin Board (the “OTCBB”) on March 22, 2004, was approximately $5,444,000. For purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and beneficial owners of 10% or more of the registrant’s common stock are affiliates of the registrant.

      The registrant had approximately 30,902,000 shares of Common Stock, $.01 par value, outstanding as of March 22, 2004.

PART I
PART II
STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2003 ANNUAL REPORT ON THE FORM 10-K INDEX TO SCHEDULE
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX
EX-4.17 FORM OF 10% CONVERTIBLE SENIOR DEBENTURE
EX-10.19 FORM OF REGISTRATION AGREEMENT
EX-10.20 FORM OF COLLATERAL AGENCY & SECURITY AGRE
EX-10.21 AMEND TO AMENDED & RESTATED EMPLOY AGREE
EX-10.22 AMENDMENT TO EMPLOYMENT AGREEMENT
EX-23.1 CONSENT OF VITALE, CATURANO & COMPANY PC
EX-23.2 CONSENT OF KPMG LLP
EX-31.1 RULE 13a-14(a) CERTIFICATION OF C.E.O.
EX-31.2 RULE 13a-14(a) CERTIFICATION OF C.F.O.
EX-32.1 SECTION 1350 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 1350 CERTIFICATION OF C.F.O.

PART I

Item 1.	Business

Introduction

      Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet and web-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). The Company’s PECOSTM ePurchasing solution is remotely-hosted by Elcom providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are using or accessing Elcom’s solution under these licenses. Elcom became publicly-held and quoted on NASDAQ in 1995 and now trades on the OTCBB:ELCO. Elcom has a seasoned management team in place with substantial experience in eBusiness technologies. The Company operates in the U.S. and U.K. with the majority of current revenues and projected future growth expected to be generated from U.K. clients. Although Elcom’s ePurchasing system is generic and can be used in any industry, Elcom has a growing presence in the utilities and public sector marketplaces.

Overview

      Prior to the divestiture of the IT products business in the U.K. and U.S., the Company had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, economic activity in the U.S. began to slow and capital and discretionary spending by the Company’s customer base began to decrease. Demand for IT products was further materially impacted by the terrorist attacks in the U.S. on September 11, 2001 and the subsequent effect on the U.S. economy. Even though the demand for IT products was weak throughout 2001, after one year of planning and implementation with Tech Data Corporation (“Tech Data”), the Company launched a new initiative and demonstrated significant success in acquiring incremental customers beginning in August of 2001. This initiative offered an eMarketplace version of PECOS to new customers at no charge in return for a portion of their IT products being ordered through the PECOS system. These orders were fulfilled and executed by Tech Data, the second largest distributor of IT products in the world, who assumed responsibility for all operational functions. Each order placed through the PECOS system generated transaction-oriented fees of approximately 6% (six percent) to the Company as a sales agent of Tech Data. However, subsequent to the September 11, 2001 terrorist attacks, the material decline in demand from the Company’s (then) existing IT products customers (who were not using PECOS) and the uncertainty surrounding the overall economy, caused the Company to carefully review its business operations. In order to reduce operational and financial risks and properly align the Company’s operations with the slowing economic environment, the Company decided to divest its IT products and services businesses to reduce costs and allow the Company to focus exclusively on its core Internet-based, ePurchasing technology.

      On December 31, 2001, the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. As a result of these divestitures, commencing in the second quarter of 2002, the Company no longer recorded any revenues arising from the sale of IT products and associated services. Commencing during the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions and associated professional services and monthly license and maintenance fees. As provided by applicable accounting conventions, the U.S. IT products and services business and the U.K. IT products business have been presented as discontinued operations for all applicable periods presented.

      During 2003, the economic environment in the U.S. was very weak. In the U.K., the Company’s contract with Cap Gemini Ernst & Young (“CGEY”) associated with the Scottish Executive (Executive Department of the Government of Scotland), began to see an increase in business activity towards the end of the third quarter. This increase in activity, which accelerated during the fourth quarter, was due, in part, to the National Health Service of Scotland (“NHSS”) agreeing during 2003 to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with this group of NHSS hospital trusts to begin implementation in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organizations, three (3) of which were already in the eProcurement Scotland program up to the end of the fourth quarter of 2003. Two (2) additional NHSS hospital trusts have signed on to the eProcurement Scotland program, one during the fourth quarter of 2003 and one during the first quarter of 2004. The remainder are expected to be implemented during 2004 and the first half of 2005. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to see additional activity in other agencies/councils/ NHSS trusts (“Public Entities”) in Scotland. The eProcurement Scotland program currently has thirteen (13) Public Entities in the program with others in the process of joining. There are approximately 47 total Public Entities which can join the eProcurement Scotland program. The Company receives implementation fees and monthly hosting, license and maintenance fees for each Public Entity which joins the eProcurement Scotland program. In addition, the Company has teamed with Capita Group Plc, a U.K.-based consulting firm with approximately £1.2 billion in revenues, to offer an integrated solution to central and local government authorities, councils and other government municipalities in England (not in Scotland). The Company signed its first agreement in England with Stockport Metropolitan Borough Council in December 2003. The Company believes there will be steady growth in the eProcurement Scotland program and in the offerings being made to the municipalities in England with Capita Group Plc.

      The Company’s customer base has remained stable. The Company lost one client during 2003, ostensibly due to its weak balance sheet. This customer generated less than $34,000 in annual revenues to the Company.

      The Company intends to agree to issue and sell common shares to investors in the U.K. in early April 2004, subject to the AIM Listing. The new Elcom shares of common stock would be issued in reliance on the exemption from registration under Regulation S under the Securities Act of 1933 for offshore private or public placements. Under Regulation S, the new shares would not be able to be resold to U.S. persons or to other persons located in the U.S., but may otherwise be traded in the U.K. and offshore without other restrictions. Further, the Company intends to subsequently list those shares on the Alternative Investment Market (“AIM”) of the London Stock Exchange (the “AIM Listing”). The AIM Listing would occur approximately ten (10) business days (U.K.) after the Company’s nominated advisor in the U.K. submits a Schedule 1 document to the AIM exchange. The Schedule 1 is expected to be filed one or two days after the filing of this Form 10-K. The funds to be derived from such proposed sale of common shares would be used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management expects to occur in 2005. The Company is seeking to raise approximately £1.6 to £2.0 (approximately $2.9 million to $3.6 million) via this issuance and sale of common shares. See “Intention to Issue and Sell Common Shares under Regulation S in the U.K. and List Those Shares on the London Alternative Investment Market” and “Risk Factors Relating to Liquidity”.

Product Overview

      The Company’s ePurchasing solution combines robust integrated eProcurement and eMarketplace capabilities and is remotely-hosted via the Company’s data center. Management believes that the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

      Since its inception in 1992, the Company has developed its PECOSTM (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (or eNegotiation) functions and has also marketed an asset management system, both from third parties, which modules are offered as optional functionality to clients. The Company’s PECOSTM solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

Procurement and Sourcing Overview

      AMR Research estimates that the procurement and sourcing market will grow from $1.7 billion in 2002 to $2.8 billion in 2007. AMR also estimated the professional services market for procurement and sourcing consulting services was approximately $3 billion in 2002. Due to cost containment policies, the Company has not paid any “affiliate fees’ to any industry research companies and, to management’s knowledge, has not been mentioned and/or discussed in any significant industry research reports during most of 2002 and all of 2003.

Products and Pricing

      Products. The Company develops and licenses its PECOSTM remotely-hosted, self-service, Internet and web-based automated purchasing and marketplace systems, as described above. The Company also offers a dynamic trading system and has offered an asset management system, each from third party companies.

      Pricing. The Company believes that PECOSTM, including its remotely-hosted automated eProcurement and eMarketplace system(s), is competitively priced compared to costs charged by other eProcurement software providers.

Professional Services

      The Company’s professional service offerings include various consulting and supplier services to its clients. These services range from implementation of PECOS and initial training and consulting, to interfacing data from PECOS into any back-end computer systems, including Enterprise Resource Planning (“ERP”) systems such as Oracle, SAP, PeopleSoft, Lawson, etc. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.

Management Information Systems

      In the U.S., the Company licenses and utilizes software from Oracle Corporation and other software firms for its Management Information System (“MIS”) to allow management to monitor and manage the Company. The Company’s MIS incorporates modules supporting general ledger, accounts payable, purchasing, accounts receivable, inventory and order entry. The Company receives data from its chartered accountants in the U.K., to manage and monitor the Company’s U.K. operations.

      The Company’s operations are dependent in part upon its ability to protect its MIS network infrastructure in its Norwood, MA facility against damage from physical break-ins, natural disasters, operational disruptions and other events. To protect the Company’s data and provide service if the Company’s data center were to become inoperative, the Company has a disaster-recovery system in place.

Sales and Marketing

      As of December 31, 2003, the Company’s sales and marketing and support personnel in the U.S. and U.K. were comprised of three marketing and/or relationship management personnel, and 8 customer support personnel, including two (2) of the Company’s software developers. The Company markets and sells its ePurchasing solutions primarily through its channel partners.

Customer Service and Support

      The Company believes that customer satisfaction is essential for its long-term success and offers comprehensive customer assistance programs. The Company’s technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. The Company uses a customer service automation system to track each customer inquiry until it is resolved.

Competition

      The market for ePurchasing solutions is relatively new and evolving rapidly. The Company expects competition in this market to intensify in the future. Among other factors, before investing in an eBusiness system, the Company believes potential clients consider the cost of the system compared to the level of features and functions available in electronic commerce (“eCommerce”) applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company’s existing computer system. The Company competes with vendors of prepackaged eCommerce software, vendors of software tools for developing eCommerce applications and systems integrators. The Company’s competitors include Ariba, Inc., Perfect Commerce, which acquired eScout (based on the Commerce One platform), Ketera (based on Ariba, hosted) and Epsilon (Ariba). The Company anticipates future competition from other emerging and established companies, including Oracle, PeopleSoft, and SAP, all of which have announced products or alliances to offer Internet-based eCommerce, including eProcurement modules which function as part of their ERP system(s). The Company does not typically engage potential clients which have a major ERP system in place. The Company’s potential competitors also include systems integrators such as Electronic Data Systems (EDS) and a number of EDI solution vendors.

      Certain of these and other competitors have longer operating histories and most have significantly greater financial, technical, marketing and other resources than the Company and thus may have more extensive sales or distribution networks and may be able to develop their solution(s) or respond more quickly to new or changing opportunities, technologies and client requirements. Also, many current and potential competitors have greater name recognition and more extensive client bases that could be leveraged, thereby gaining market share to the Company’s detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with competitors or that the competitive pressures faced by the Company will not have an adverse effect on the Company’s business, results of operations and/or financial condition.

Intellectual Property

      The Company’s success and ability to compete are dependent, in part, upon its proprietary technology. While the Company relies to a certain extent on trademark, trade secret, patent and copyright law to protect its technology, the Company believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a competitive position. Although the Company has received a patent on certain, specific aspects of its PECOSTM technology, there can be no assurance that other entities will not develop, or have not developed, technologies that are similar or superior to the Company’s technology. The source code for the Company’s proprietary software also is protected both as a trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of the Company’s products or technology without authorization, or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Government Regulation

      The Company is not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect thereto, covering issues such as user privacy, pricing and characteristics, taxation of Internet sales and quality of products and services. The adoption of any such laws or regulations may decrease the growth of eCommerce and/or the Internet, which could in turn decrease the demand for the Company’s products and increase the Company’s cost of doing business or otherwise have an adverse effect on the Company’s business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is evolving.

Environmental Matters

      Based on the Company’s experience to date, the cost of compliance with environmental matters has been immaterial and the Company believes that it is in material compliance with applicable environmental laws and regulations.

Personnel

      As of December 31, 2003, the Company had a total of 22 full time and 7 part time personnel in the U.S. and 6 full time personnel in the U.K. The Company’s personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company’s future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future. The Company has relied heavily on incentive and other stock options to motivate and incentivize its personnel. As of March 22, 2004, the Company employed 22 full time and 7 part time personnel in the U.S. and 6 full time personnel in the U.K.

Company Trade Names and Trademarks

      Elcom and PECOS are tradenames and/or trademarks of the Company. The Company has referred to a variety of other entities and products in this Form 10-K, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

Item 2.	Properties

      As of December 31, 2003, the Company leased the property set forth below. The facility lease expires in July 2006. See Note (7) to the consolidated financial statements, included elsewhere in this Form 10-K.

	Approximate
	Square
Location	Footage	Use

Norwood, Massachusetts	36,000	Corporate Headquarters

      The Company’s U.K. personnel work either at customer sites or from home offices which are equipped with the necessary office infrastructure to conduct business, including high-speed Internet access.

Item 3.	Legal Proceedings

      The Company is a party to various claims, disputes and other proceedings relating to former employees and other matters arising in the normal course of its business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      From August 11, 2002 to January 15, 2003, the Company’s Common Stock was listed on the Nasdaq SmallCap Market. Since January 16, 2003, the Company’s Common Stock commenced trading on the Over The Counter Bulletin Board, (“OTCBB”) under the symbol ELCO. As of December 31, 2003, there were approximately 392 stockholders of record of the Company’s Common Stock. This number does not reflect persons or entities who hold their stock in nominee or “street name” through various brokerage firms which persons or entities are estimated by the Company to be in excess of 11,500 as of December 31, 2003. The high and low closing sales prices reported by the Nasdaq SmallCap Market or OTCBB (bid quotations beginning January 16, 2003) for each of the quarters in the two year period ended December 31, 2003 are set forth in the table below. For the period from January 1, 2004 to March 22, 2004, such high and low bid quotations were $0.25 and $0.175, respectively. The over-the-counter market bid quotations reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

	2003		2002

Quarter Ended	High	Low	High	Low

March 31,	$0.240	$0.070	$1.680	$0.870
June 30,	$0.410	$0.150	$0.850	$0.370
September 30,	$0.370	$0.190	$0.690	$0.180
December 31,	$0.260	$0.175	$0.440	$0.160

      The Company has never declared or paid cash dividends on its Common Stock. The Company currently does not anticipate paying any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Company’s Board of Directors deems relevant.

Recent Sales of Unregistered Securities — Convertible Debentures

      On April 25, 2003, the Company held a first closing (the “First Closing”) on a private placement to accredited investors (the “Private Placement”) of ten-year 10% Senior Convertible Debentures (the “Debentures”), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company’s Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000 (collectively, the “Inside Investors”). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. In addition, Smith and Williamson LLC (U.K.) and other Elcom stockholders in the U.K. invested $239,000. Inside Investors are considered related parties and invested a total of $710,00 in the Company via purchases of Debentures in the First Closing.

      On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman and CEO invested $150,000, William W. Smith, the Vice Chairman and Director invested $50,000 (both, the “Inside Investors”) and Smith & Williamson LLC (U.K.) and another Elcom stockholder invested $115,000. Inside Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.

      As of December 31, 2003, Inside Investors have invested an aggregate of $910,000 of the $1,264,000 invested in the Company via the purchases of Debentures.

      The Debentures carry a 10% interest rate, which is payable in cash or payment in-kind. Interest is due annually, in arrears, commencing April 25, 2004 and October 16, 2004. The principal amount is due at maturity on April 25, 2013. The Company has accrued $72,000 in interest expense for these Debentures as of December 31, 2003.

      The Debentures are collateralized by a security interest in substantially all of the Company’s assets for a two-year period ending April 25, 2005. They are convertible by the owner (“Holder”) into common stock of the Company at a conversion price of $0.1246 per share, subject to anti-dilution clauses. The Debentures are convertible at the election of the Holder at any time commencing on April 25, 2005 through April 25, 2013. However, if the Company has two sequential quarters of profitability with respect to continuing operations, the Holder may convert the Debentures at his option. The Holders also have certain registration rights upon conversion. The Company has the right to convert the Debentures upon the occurrence of a change of control, as defined in the agreement, or at the Company’s option as of April 23, 2007 or subsequent thereto upon written notice to the investor. The Company recorded a discount on the issuance of the Debentures (the “Debenture discount”) of $1,069,000 in conjunction with the issuance of these Debentures. This Debenture discount is being amortized as interest expense over the ten-year term of the Debentures. At December 31, 2003, the Company has amortized $59,000 of this Debenture discount. At December 31, 2003, the Debentures are convertible into 10,144,462 shares of common stock.

      The Debentures are not registered under the Securities Act of 1933, as amended, or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act of 1933, and applicable state securities laws or available exemptions from the appropriate registration requirements. This Private Placement has been extended to May 17, 2004 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the sale of Debentures is claimed pursuant to Section 4(a) of the Securities Act of 1933, as amended.

Intention to Issue and Sell Common Shares under Regulation S in the U.K. and List Those Shares on the London Alternative Investment Market

      The Company intends to agree to issue and sell common shares to investors in the U.K. during early April 2004, subject to the AIM Listing. The new Elcom shares of common stock would be issued in reliance on the exemption from registration under Regulation S under the Securities Act of 1933 for offshore private or public placements. Under Regulation S, the new shares would not be able to be resold to U.S. persons or to other persons located in the U.S., but may otherwise be traded in the United Kingdom and offshore without other restrictions. Further, the Company intends to subsequently list those shares on the Alternative Investment Market (“AIM”) of the London Stock Exchange (the “AIM Listing”). This listing would occur approximately ten (10) days after the Company’s nominated advisor in the U.K. submits a Schedule 1 document to the AIM exchange. The Schedule 1 is expected to be filed within one or two days after the filing of this Form 10-K. The shares proposed to be traded on the AIM exchange will not commingle with the Company’s stock traded on the OTCBB until and unless the Company registers the shares listed on the AIM in the U.K., via an S-1 Registration Statement with the SEC. The funds to be derived from such proposed sale of common shares would be used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management expects to occur in 2005. The Company is seeking to raise approximately £1.6 million to £2.0 million (approximately $2.9 million to $3.6 million) via this issuance and sale of common shares in the U.K. As of this date, the Company’s nominated advisor in the U.K. has received written indications of interest for the sale of its common shares in the U.K. of over £1.7 million (approximately $3.1 million), which is above the minimum range desired by the Company, at a price equal to the conversion rate of the Company’s recent placement(s) of Convertible Debentures of $0.1246 per share. See “Recent Sales of Unregistered Securities — Convertible Debentures”. The agreement to purchase and pricing of this sale of common shares occurs several days prior to the AIM Listing and the pricing thereof is not necessarily indicative of the price at which the shares will trade on the AIM. There can be no assurance that the sale of any common shares in the U.K. or the AIM Listing associated therewith, will be consummated. In the event common shares are not sold and/or the AIM Listing is not consummated, the Company would be forced to seek other alternative financing. There can no assurance that any such financing could be realized by the Company, if at all, and on what terms. The Company expects certain Elcom stockholders, which may include the Chairman and CEO and Vice Chairman and Director, to provide bridge loans to the Company for the necessary funds during the period leading up to the proposed AIM Listing. If the Company is unable to consummate any financing or receive loaned monies to provide sufficient working capital, the Company would be forced to seek protection under bankruptcy laws.

THE ABOVE REFERENCED SHARES OF COMMON STOCK OF ELCOM HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE OFFERED OR SOLD IN THE UNITED STATES (OR TO A U.S. PERSON) ABSENT REGISTRATION OR AN APPLICABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS.

Item 6.	Selected Financial Data

      The following table sets forth selected consolidated financial data for the Company for each of the years ended December 31, 1999 through December 31, 2003 and at the end of each of those years. The historical financial data for the years ended 1999 through 2002 is derived from the Consolidated Financial Statements of the Company that were audited by KPMG LLP. The 2003 financial data is derived from Consolidated Financial Statements audited by Vitale, Caturano & Company, PC. This information should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which are included elsewhere in this Form 10-K. As discussed more fully herein, for appropriate periods presented, the results of operations of the U.K. IT products business, which was divested in December 2001 and the U.S. IT products and services business, which was divested in March 2002, have been accounted for as discontinued operations. The results of operations from the U.K. IT products business sold in July 1999 are included in continuing operations for all applicable periods presented.

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales	$119,858	$908	$4,163	$4,773	$3,028

Gross profit	$10,517	$860	$2,908	$3,721	$2,586

Selling, general and administrative expenses	$29,325	$25,694	$23,621	$12,967	$8,031

Research and development expenses	$1,343	$1,695	$1,089	$863	$241

Asset impairment charges	$10,057	$—	$1,626	$338	$—

Operating loss	$(30,208)	$(26,529)	$(23,428)	$(10,447)	$(5,686)
Interest and other income (expense), net	(595)	2,032	(34)	578	(282)

Loss before income taxes	(30,803)	(24,497)	(23,462)	(9,869)	(5,968)
Income tax benefit	(969)	—	—	—	(558)

Net loss from continuing operations	(29,834)	(24,497)	(23,462)	(9,869)	(5,410)
Net income (loss) from discontinued operations, U.K.	(12,471)	1,594	1,942	—
Net income (loss) from discontinued operations, U.S.	(233)	3,149	(1,097)	(788)	(41)
Gain on disposal of discontinued operations, net of tax	—	—	2,738	1,100	—

Net loss	$(42,538)	$(19,754)	$(19,879)	$(9,557)	$(5,451)

Basic and diluted net income (loss) per share data
Continuing operations	$(1.07)	$(0.80)	$(0.76)	$(0.32)	$(0.18)
Discontinued operations, U.K.	(0.45)	0.05	0.06	—	—
Discontinued operations, U.S.	(0.01)	0.10	(0.03)	(0.03)	—
Disposal of discontinued operations	—	—	0.09	0.04	—

Basic and diluted net loss per share	$(1.53)	$(0.65)	$(0.64)	$(0.31)	$(0.18)

Basic weighted average shares outstanding	27,846	30,487	30,912	30,901	30,902

	December 31,

	1999	2000	2001	2002	2003

	(In thousands)
CONSOLIDATED BALANCE SHEET DATA OF CONTINUING OPERATIONS:
Current assets	$31,982	$24,781	$11,606	$2,827	$1,585

Total assets	$39,161	$35,687	$17,445	$4,786	$2,383

Current liabilities	$5,054	$5,544	$6,252	$3,491	$4,487

Long-term liabilities, net of current portion	$260	$726	$274	$—	$254

Stockholders’ equity (deficit)	$46,668	$30,954	$11,319	$1,598	$(2,722)

Total liabilities and stockholders’ equity	$51,982	$37,224	$17,845	$5,089	$2,019

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Introduction

      This introduction is intended to provide context and better understanding of the Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) which follows. Under the Interpretive Release promulgated in December 23, 2003 by the SEC, Elcom intends to endeavor, as much as possible, to explain to its shareholders its comparative financial data contained in the MD&A section in such a way as to make the information more understandable to the reader. The Company intends to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of the Company’s financial comparisons.

Historical Overview

      As discussed elsewhere herein, after the September 11, 2001 terrorist attacks and because of the immediate and subsequent material decline in demand for IT products, on December 31, 2001 the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. The Company then transitioned to a pure software solutions company with its PECOS eProcurement and eMarketplace system as its primary platform. The Company received far less than anticipated for the U.S. business, which caused Elcom’s auditors to issue a “going concern” audit opinion in March 2002.

      As a result of these divestitures, commencing in the second quarter of 2002, the Company did not record any revenues arising from the sale of IT products and associated services. From the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions, associated professional services and monthly license, hosting and maintenance fees. As provided by applicable accounting conventions, the U.S. IT products and services business and the U.K. IT products business have been presented as discontinued operations for all applicable periods presented.

      After the divestitures of the Company’s IT products businesses in the U.S. and U.K. subsequent to the September 11, 2001 terrorist attacks, the overall economy slowed substantially in the U.S. and the Company’s business became generally static in the U.S. The Company did not consummate any new customer agreements in the U.S. during 2003. Management believes that generating new clients was effectively precluded due to the Company’s weak balance sheet and going concern audit opinion, which was first issued in March 2002. Further, most of the Company’s channel partners were unwilling to expand existing initiatives until the Company was properly funded and the Company’s going concern audit opinion was resolved. The Company has been operating under severe cash limitations for several quarters, including voluntary cash salary suspensions from many employees. During the fourth quarter of 2003, the Company recorded the lowest expenses of any quarter in the last five years. The Company implemented multiple redundancies in its U.K. and U.S. software solutions businesses during 2002 and 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. and in anticipation of the AIM Listing. See “Intention to Issue and Sell Common Shares under Regulation S in the U.K. and List Those Shares on the London Alternative Investment Market”.

      Since its inception in 1992, the Company has developed its PECOSTM system, which automates many supply chain and financial settlement functions associated with procurement. The Company also offers a dynamic trading system licensed from a third party, which includes request for proposal, reverse auctioning and other features. In addition, the Company has offered an asset management system and is in discussions with several other software firms to offer their software solutions as augmentations to the PECOS system.

      Sales to CGEY associated with the Scottish Executive Executive Department of the Government of Scotland (the “Scottish Executive”), comprised 46%, and 73%, of net sales for the years ended December 31, 2003 and 2002 respectively. A one-time sale of proprietary software to AJJP Limited, the acquiror of the Company’s UK IT products business, was 69% of net sales for the year ended December 31, 2001.

      The Company intends to raise working capital via the issuance and sale of common shares in the U.K. under Regulation S of the Securities Act of 1933. See “Intention to Issue and Sell Common Shares under Regulation S in the U.K. and List Those Shares on the London Alternative Investment Market”. Failure to consummate the AIM Listing or other near-term financing would likely force the Company to seek protection under bankruptcy laws.

Results of Operations

      The following table sets forth various items of net sales for each of the years in the three-year period ended December 31, 2003 (in thousands):

	2001	2002	2003

Net sales	$4,163	$4,773	$3,028
Gross profit	2,908	3,721	2,586
Selling, general and administrative expenses	23,621	12,967	8,031
Research and development expenses	1,089	863	241
Asset impairment charges	1,626	338	—
Operating (loss) from continuing operations	(23,428)	(10,447)	(5,686)
Interest expense	144	69	188
Income tax benefit	—	—	558
Interest and other income (expense), net	110	647	(94)
Net loss from continuing operations	(23,462)	(9,869)	(5,410)
Net income (loss) from discontinued operations	845	(788)	(41)
Net gain on disposal of discontinued operations	2,738	1,100	—
Net loss from total operations	$(19,879)	$(9,557)	$(5,451)

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      Net Sales. Net sales for the year ended December 31, 2003 were $3,028,000 compared to $4,773,000 for the year ended December 31, 2002, a decrease of $1,745,000 or 37%. The reduction in license and professional services fees was due primarily to the Company’s receiving substantially larger fees in 2002 under the Company’s contract with CGEY associated with the Scottish Executive ($3.3 million in 2002 versus $1.4 million in 2003) and the revenue recognition of the amounts thereof, and to fewer implementations of PECOS than anticipated under the Company’s contract with CGEY for the year ended December 31, 2003. Though business activity connected with CGEY associated with the Scottish Executive increased towards the end of the third quarter of 2003 and accelerated into the fourth quarter, the Company did not earn the fourth, and final, lump-sum payment from CGEY of £625,000 (originally $983,000 and subsequently adjusted to

$1,113,000 as of December 31, 2003 to account for changes in the pound to dollar conversion rate) until the first quarter of 2004, when it will be recognized as revenue and offset the loan amount due CGEY as discussed further herein. Also contributing to the decrease in sales in 2003 was the inability of the Company to generate new clients in the U.S. due primarily to the Company’s financial position, combined with the overall slowness in economic activity in the U.S. During the fourth quarter of 2003, the Company received an unanticipated license fee payment of £466,981 (approximately $784,000) representing license fees in arrears, due to the termination of a license originally signed in September 1998, by a U.K.-based licensee.

      Gross Profit. The Company recorded a gross profit of $2,586,000 for the year ended December 31, 2003, compared to a gross profit of $3,721,000 for the year ended December 31, 2002, a decrease of $1,135,000 or 31%, due to lower net sales as described above. The gross profit percentage of net sales was 85% for the year ended December 31, 2003, an improvement from the gross profit percentage of net sales of 78% for the year ended December 31, 2002.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2003 decreased to $8,031,000 from $12,967,000 for the year ended December 31, 2002, a reduction of $4,936,000 or 38%. Throughout 2003, the Company has continued to implement cost containment measures designed to align its SG&A costs with lower than anticipated revenues. Those measures included personnel reductions throughout most areas and cash salary suspensions by many of Elcom’s employees. As of December 31, 2003, the Company recorded $394,000 as accrued salaries payable. This amount is anticipated to be repaid by the Company when, and if, the Company achieves positive cash flow. Additionally, the Company reversed a franchise tax accrual of $506,000 during 2003, since payment was no longer considered probable. Further, the Company received a state franchise tax refund of $284,000 during 2003, which was offset to SG&A. During the year ended December 31, 2003, depreciation and amortization expense was $1,397,000 compared to $3,066,000 in 2002, a decrease of $1,669,000, due to more assets being fully depreciated/amortized. Management believes its expenses during the fourth quarter, even including amounts offset, were lower than any quarter during the last five years.

      Research and Development Expenses. Research and development expenses for the year ended December 31, 2003 and 2002 were $241,000 and $863,000, respectively. This reduction was due primarily to the implementation of various cost containment measures.

      Asset Impairment Charges. For the years ended December 31, 2003 and 2002, the Company recorded asset impairment charges of $0 and $338,000, respectively. The asset impairment charges in 2002 related to software initially purchased to augment the Company’s PECOS technology, which was deemed to have no further value.

      Operating Loss From Continuing Operations. The Company reported an operating loss from continuing operations of $5,686,000 for the year ended December 31, 2003 compared to $10,447,000 reported for the year ended December 31, 2002, an improvement of $4,761,000 or 46%. The lower operating loss from continuing operations in 2003 was due primarily to reductions in SG&A (via cost containment measures), a state franchise tax refund of $284,000, a reversal of a franchise tax accrual of $506,000 and a reduction in depreciation and amortization expense of approximately $1,669,000, partially offset by a reduction in gross profit.

      Interest Expense. Interest expense for the year ended December 31, 2003 was $188,000 compared to $69,000 for the year ended December 31, 2002. The increase in interest expense is due primarily to interest of $72,000 accrued on the Company’s ten-year 10% Senior Convertible Debentures and amortization of the Debenture discount of $59,000.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net, for the year ended December 31, 2003 decreased to an expense of $94,000, (which includes $96,000 of interest income on the state franchise tax refund), from income of $647,000 for the year ended December 31, 2002. The income in 2002 was due primarily to the Company’s recognition in 2002 of $650,000 paid to it via a settlement with a software vendor where the product did not perform as represented.

      Income Tax Benefit. The Company recorded an income tax benefit of $558,000 reflecting the reversal of income tax accruals as payment was no longer deemed probable.

      Loss from Continuing Operations. The Company generated a net loss from continuing operations for the year ended December 31, 2003 of $5,410,000, versus a net loss of $9,869,000 for the year ended December 31, 2002, an improvement of $4,459,000 or 45%, as a result of the factors described herein.

      Net Loss From Discontinued Operations. Net loss from discontinued operations for the year ended December 31, 2003 was $41,000, compared to a net loss from discontinued operations for the year ended December 31, 2002 of $788,000.

      Net Gain From Disposal of Discontinued Operations. The net gain for the year ended December 31, 2002 relating to the divestiture on March 29, 2002 of the Company’s IT products and services business in the U.S. was $1,100,000. There was no gain or loss during 2003.

      Net Loss from Total Operations. The net loss from total operations (including both discontinued and continuing operations) for the year ended December 31, 2003 was $5,451,000 compared to $9,557,000 for the year ended December 31, 2002, for the reasons cited above. Basic and diluted net loss from total operations per share for the year ended December 31, 2003 were ($0.18), compared with a basic and diluted net loss from total operations per share of ($0.31) for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      Net Sales. Net sales for the year ended December 31, 2002, which represented license and professional services fees, were $4.8 million compared to $4.2 million in the year ended December 31, 2001, an increase of $0.6 million or 14%. Net sales in the 2002 fiscal year included $2.8 million in license and $0.5 million in professional service fees related to the Company’s contract with CGEY relating to the Scottish Executive. The agreement with CGEY associated with the Scottish Executive (the CGEY/SE Agreement) was signed in November 2001 and did not impact 2001 financial results. At December 31, 2002, the Company had recorded $0.3 million of deferred revenue related to the CGEY/SE Agreement. The Company recognized this deferred revenue in 2003. Net sales in 2001 included $2.9 million arising from a one-time sale of proprietary software to AJJP Limited, an unrelated company that acquired the U.K. IT products reseller business.

      Gross Profit. The Company recorded gross profit of $3.7 million in the year ended December 31, 2002, compared to gross profit of $2.9 million in the year ended December 31, 2001, an increase of $0.8 million, or 28%. Cost of sales in the 2002 annual period included $423,000 of amortized software costs and maintenance-related expenses, together with $131,000 of salary-related expenses, which were incurred in various PECOS implementations. In the comparable 2001 annual period, amortized software costs and maintenance-related expenses amounted to $446,000.

      Selling, General and Administrative Expenses. Total selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2002 decreased to $13.0 million from $23.6 million in 2001, a decrease of $10.6 million, or 45%. Since mid-2001 and specifically after the September 11, 2001 terrorist attacks, the Company has implemented numerous cost containment measures designed to better align its SG&A costs with lower than anticipated revenues. The principal reductions in SG&A expenses in 2002 compared to 2001 were comprised of reductions in personnel and depreciation expenses of approximately $7 million.

      Research and Development Expense. Research and development expense for the years ended December 31, 2002 and 2001 were $0.9 million and $1.1 million, respectively, a decrease of $0.2 million or 18%. The expenditures reflect the on-going product development of the PECOSTM technology prior to reaching technological feasibility of each new version. The reduction in research and development expenditures in 2002 compared to 2001 primarily relates to a reduction in the number of personnel.

      Asset Impairment Charges. For the years ended December 31, 2002 and 2001 the Company recorded asset impairment charges of $0.3 million and $1.6 million, respectively. The charges relate to previously capitalized software costs that were acquired to augment the Company’s PECOSTM technology. The related software did not perform as anticipated and was never put into production. The Company recorded the charge in the period it was determined the Company was going to abandon the use of the software.

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

      Net Income (Loss) From Discontinued Operations. The net loss from discontinued operations for the year ended December 31, 2002 was $0.8 million compared to net income from discontinued operation for the year ended December 31, 2001 of $0.8 million. The net income from discontinued operations in 2001 related to the Company’s divested U.K. IT products business, which recorded $1.9 million of net income. In the 2002 fiscal year, all of the net loss from discontinued operations was derived from the Company’s U.S. IT products discontinued operations.

      Gain (Loss) From Disposal of Discontinued Operations, net of Tax. The gain from the disposal of discontinued operations (net of tax) for the year ended December 31, 2002 was $1.1 million compared to a gain of $2.7 million for the year ended December 31, 2001. The 2001 gain of $2.7 resulted from the sale of the U.K. IT products reseller business. The 2002 gain of $1.1 resulted from the sale of the Company’s U.S. IT products and service business.

Liquidity and Capital Resources

      Net cash used in operating activities from continuing operations for the year ended December 31, 2003 was $4.4 million, resulting primarily from a net loss from continuing operations of $5.4 million offset by depreciation of $1.4 million.

      On April 25, 2003, and October 16, 2003, the Company closed private placements to accredited investors of ten-year 10% Senior Convertible Debentures, generating gross proceeds of $1,264,000 and net cash to the Company of $1,017,000 (See Item 5 herein).

      On April 3, 2003, the Company signed an agreement whereby CGEY agreed to advance £625,000 (approximately $1,113,000) to the Company, representing an advance of a lump-sum payment expected (at the time) to be paid to the Company by the end of 2003 or during the first quarter of 2004, under its contract with CGEY related to the Scottish Executive. This loan was contingent upon the Company providing assistance to CGEY to set up a back-up system in Toronto, Canada in order for CGEY to provide Disaster Recovery and Business Continuity Services (“Services”) for Elcom’s clients, primarily for the Scottish Executive. These contingencies have all been met. These Services are expected to be made available to Elcom’s clients for a fee during 2004 and would provide a back-up system to allow CGEY to provide Business Continuity Services (e.g. to host, operate and manage), Elcom’s ePurchasing system, if Elcom were unable to do so for any reason. This lump-sum payment has become due and payable during the first quarter of 2004, and will offset the advance. This amount advanced has been accounted for as a Loan payable as of December 31, 2003 and will be recognized as revenue during the first quarter of 2004.

      Together, the Debentures and the CGEY advance provided net cash proceeds of approximately $2,000,000 which was used to fund operations in 2003.

      At December 31, 2003, the Company’s principal sources of liquidity were cash and cash equivalents of $515,000 and accounts receivable of $1,027,000 and currently has funds to operate until April 2004. During fiscal 2003, the Company reduced its workforce and implemented salary reductions and cash salary suspensions to better align its operating expenses and cash disbursements with its revenue levels. The Company continues to explore ways to eliminate or reduce ongoing expenditures until such time as the Company can increase its cash sources. (See “Risk Factors Related to Liquidity”, below). The Company intends to raise working capital via the issuance and sale of common shares in the U.K. under Regulation S of the Securities Act of 1933. See “Intention to Issue and Sell Common Shares under Regulation S in the U.K. and List Those Shares on the London Alternative Investment Market”.

      The Company’s other principal commitments consist of leases on its headquarters office facility. Although the Company may require ongoing investments in property, equipment and software, the Company does not expect these amounts to be material in fiscal 2004. Failure to consummate such financing or other near-term financing would likely force the Company to seek protection under bankruptcy laws.

Risk Factors Relating to Liquidity

      The Company’s consolidated financial statements as of December 31, 2003 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2004. The Company’s independent accountants, Vitale, Caturano & Company, P.C., have issued a report dated March 26, 2004 that included an explanatory paragraph referring to the Company’s significant operating losses and substantial doubt in its ability to continue as a going concern past April 2004 (See Note (1)), without additional capital becoming available. The Company’s ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies, attract new sources of capital, issue debt, and/or issue and sell shares on the AIM/London Stock Exchange. See “Intention to Issue and Sell Common Shares under Regulation S in the U.K. and List Those Shares on the London Alternative Investment Market”. Any such additional capital would result in dilution, possibly substantial, for the Company’s stockholders. There can be no assurance that the AIM Listing, or the sale of any common shares associated therewith, will be consummated. In the event common shares are not sold and/or the AIM Listing is not consummated, the Company would be forced to seek other alternative financing. There can no assurance that any such financing could be realized by the Company, if at all, and on what terms. The Company expects certain Elcom stockholders, which may include the Chairman and CEO and Vice Chairman and Director, to provide bridge loans to the Company for the necessary funds during the period leading up to the proposed AIM Listing. If the Company is unable to consummate any financing or receive loaned monies to provide sufficient working capital, the Company would be forced to seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As of December 31, 2003, the Company had approximately $515,000 of cash and cash equivalents and had outstanding debt of approximately $2.4 million. The Company’s debt is comprised of a loan payable to CGEY of $1,113,000 (originally £625,000 or $983,000 and subsequently adjusted to $1,113,000 to account for changes in the pound to dollar conversation rate), and long term debt of convertible subordinated debentures of $1.264 million. This net long term debt was recorded on the Company’s December 31, 2003 balance sheet as a net long term debt amount of $254,000 (initial investment of $1.264 million offset by approximately $1.0 million discount resulting from a beneficial conversion feature). See footnote 6(d) of the Consolidated Financial Statements. The loan from CGEY will be offset, during the first quarter of 2004, against the £625,000 ($1,113,000) due from CGEY in the first quarter of 2004 representing the fourth and final lump-sum payment under the contract with CGEY associated with the Scottish Executive. The Company has incurred $35.2 million of cumulative net losses for the three-year period ended December 31, 2003. Total stockholders’ equity decreased from $1.6 million at December 31, 2002 to a deficit of $2.7 million at December 31, 2003. Although the Company has recorded better quarterly operating profits from continuing operations through fiscal 2003, the Company does not necessarily expect this trend to continue throughout fiscal 2004. The sequential quarterly increases in revenue generated by the license with CGEY associated with the Scottish Executive are expected to be at their highest point during the first quarter of 2004. The Company believes it has sufficient liquidity to fund operations into April 2004 without raising additional working capital.

      The Company’s lease obligation payable is as follows (in thousands):

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating leases	$1,266	$419	$847	$—	$—

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

      The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i) The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2004 will result in an overall loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance, it would increase income in the period such determination was made.

(ii) The Company records impairment losses on long-lived assets to be held and used or to be disposed of other than by sale when events and circumstances indicate that the assets might be impaired and the net undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The Company’s cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company’s estimates of fair value represent a good faith estimate based on industry trends and reference to market rates and transactions.

(iii) Revenue Recognition

Revenue consists principally of fees for implementation and related professional services and a monthly, maintenance, hosting, and licensing fee. As part of the revenue recognition process significant management judgments and estimates must be made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

We recognize revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. We sell our professional services separately on a time-and-materials basis and at times without a software license, and we have established Company-specific objective evidence on this basis. Company-specific objective evidence for maintenance is determined based upon the either the renewal rates when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contract. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term. Changes to the elements of a software arrangement, the ability to identify which company-specific objective evidence and the fair value of the respective elements could materially impact the amount of earned and deferred revenue.

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

The Company sells both an enterprise and non-enterprise (hosted) model of PECOS software. In accordance with EITF 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, in order for revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company’s treatment of software license revenue where the software is hosted by the Company has historically been consistent with EITF 00-03.

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

(iv) Software Development Costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. For new versions of our products we typically achieve technological feasibility far enough in advance of general release to warrant the capitalization of subsequent development costs. Judgment is required in determining when the technological feasibility of a product is established and in estimating the life of the product for which the capitalized costs will be amortized.

Off-Balance Sheet Financings

      The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities.

Factors Affecting Future Performance

      A significant portion of the Company’s revenues from continuing operations are from license fees derivable from CGEY under an arrangement that CGEY has with the Scottish Executive executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company’s ePurchasing solution by Public Entities within the Scottish Executive, renewal by Public Entities within the Scottish Executive of their rights to use the ePurchasing solution, the procurement of additional services from the Company by Public Entities within the Scottish Executive, CGEY’s relationship with the Scottish Executive, and their compliance with the terms and conditions of their agreement with the Scottish Executive and the ability of the Company to perform under its agreement with CGEY.

      If further business fails to develop under the CGEY agreement, or if the Company is unable to perform under this agreement, it would have a material adverse affect on the Company’s future financial results. The Company anticipates that its revenues for the first quarter of 2004 may be higher than subsequent quarters due to the recognition of the fourth and final, lump-sum license payment under its contract with CGEY related to the Scottish Executive (See “Liquidity and Capital Resources”).

Outlook

      As evidenced by the continued reduction in SG&A expenditures in 2003, especially during the second half of the year, the Company’s implementation of cost containment programs has significantly reduced its expenses and cash requirements from previous levels. Although the Company has been able to reduce its operating expenses going forward, the Company expects that its operating loss from continuing operations may continue in 2004. Improvements in revenues and operating results from continuing operations in future periods will not occur without the Company being able to raise additional working capital in the near future. See “Risk Factors Relating to Liquidity” and “Intention to Issue and Sell Common Shares under Regulation S in the U.K. and List Those Shares on the London Alternative Investment Market” above.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) availability and terms of appropriate working capital and/or other financing to keep the Company operating, particularly in light of the audit opinion from the Company’s independent accountants in this Annual Report on Form 10-K as to the Company’s necessity to raise capital to continue as a going concern past April 2004, the Company’s $515,000 in cash and cash equivalents at December 31, 2003 and its history of ongoing operating losses; (ii) the overall marketplace and client’s acceptance and usage of eCommerce software systems, including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the subsequently larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth, corporate demand for eProcurement and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; and (iv) the necessity of the Company to raise additional working capital to fund operations during April 2004 and the availability of any such funding to the Company and other risks detailed from time to time in this Annual Report on Form 10-K and in its other SEC reports and statements, including particularly the Company’s “Risk Factors” contained in the prospectus included as part of the Company’s Registration Statement on Form S-3 filed on June 21, 2002. In the event the Company is unable to raise additional working capital from additional implementation, professional services fees, and monthly license and other fees, or by the sale of assets or by other means, including the proposed AIM Listing, the Company would be forced to seek protection under U.S. bankruptcy laws. The Company assumes no obligation to update any of the information contained or referenced in this Annual Report on Form 10-K.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

      The Company’s investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity. To date, such fluctuations have amounted to an accumulated loss of $839,000. Currency fluctuation could become more material in the future due to revenues generated in pounds under the Scottish Government License.

Item 8.	Financial Statements and Supplementary Data

      See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings (loss) per share and quarterly financial information for the Company are included in Notes 12 and 13, respectively, of the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Effective October 24, 2003, KPMG LLP (“KPMG”) resigned as the independent public accountants of the Company. The Company had previously solicited Vitale, Caturano & Company PC (“VCC”) and retained them as its independent public accountants effective October 27, 2003. The engagement of VCC was approved by the Audit Committee of the Company’s Board of Directors and affirmed by the entire Board of Directors.

      The audit reports of KPMG on the Company’s consolidated financial statements as of and for the years ended December 31, 2001 and 2002, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2002, contained a separate paragraph stating “the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

      In connection with the audits of the Company’s consolidated financial statements for the two fiscal years ended December 31, 2001 and 2002, and through October 24, 2003, the Company and KPMG had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in its report on the financial statements of the Company for such years. Additionally, during the Company’s fiscal year ended December 31, 2003 there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

      In September 2003, the Audit Committee of the Board of Directors of the Company solicited a proposal for its September 30, 2003 Quarterly Review and the year-end audit of its calendar 2003 consolidated financial statements from VCC. The Audit Committee took this action to replace KPMG, as the Company was aware of KPMG’s intention to resign.

      During September and October 2003, the Company met with and provided appropriate information to VCC in order to allow for VCC’s smooth transition into the role of the Company’s independent accounts. On October 14, 2003 the Audit Committee decided it would engage VCC to act as the Company’s independent accountants for calendar year 2003. The Company subsequently informed KPMG of this decision.

      During the two most recent fiscal years and through the date of this report, the Company has not consulted with VCC on items that were or should have been subject to Auditing Standard 50 or concerned the subject matter of a disagreement or reportable event with KPMG, the former independent accountants of the Company, as described in Regulation S-K Item 304(a)(2).

Item 9A.	Controls and Procedures

      The Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      In the fourth quarter of 2003, the Company discovered check fraud in the amount of approximately $167,000. The employee was arrested and terminated by the Company the same day. In January 2004, the Company was reimbursed $140,000 by the Company’s insurer, which amount represented the total involved, less a $25,000 deductible, and approximately $2,000 representing the amount of one check that was not verifiable.

      The Company subsequently modified its internal review procedures and check generation controls to include physical signatures on all checks issued by the Company.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning the directors of the Company is set forth in the definitive Proxy Statement (“the Proxy Statement”) to be sent to stockholders in connection with the Company’s 2004 Annual Meeting of Stockholders, under the heading “Election of Directors”, which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading “Management — Executive Officers”, which information is incorporated herein by reference.

Item 11.	Executive Compensation

      The information concerning executive compensation is set forth in the Proxy Statement under the heading “Executive Compensation”, which information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Principal Stockholders and Management Ownership”, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Convertible Debentures

      On April 25, 2003, the Company held a first closing (the “First Closing”) on a private placement to accredited investors (the “Private Placement”) of ten-year 10% Senior Convertible Debentures (the “Debentures”), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company’s Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000 (collectively, the “Inside Investors”). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. In addition, Smith and Williamson LLC (U.K.) and other Elcom stockholders in the U.K. invested $239,000. Inside Investors are considered related parties and invested a total of $710,000 in the Company via purchases of Debentures in the First Closing.

      On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman and CEO invested $150,000, William W. Smith, the Vice Chairman and Director invested $50,000 (both, the “Inside Investors”) and Smith & Williamson LLC (U.K.) and one other Elcom stockholder invested $115,000. Inside Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.

      As of December 31, 2003, Inside Investors have invested an aggregate $910,000 of the $1,264,000 invested in the Company via the purchases of Debentures.

Item 14.	Principal Accounting Fees and Services

      The information concerning principal accounting fees and services is set forth in the definitive Proxy Statement under the headings “Audit Fees”, “Audit Related Fees”, and “Tax Fees”, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The following documents are filed as part of this Annual Report on Form 10-K:

      (a) (1) Consolidated Financial Statements:

      See Index to Consolidated Financial Statements on page F-1.

      (2) Consolidated Financial Statement Schedule for each of the Three Years in the Period Ended December 31, 2003:

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

      (b) Reports on Form 8-K

      During the quarter ended December 31, 2003, the Company filed the following Current Reports on Form 8-K:

1. Current Reports on Form 8-K, dated October 22, 2003, furnishing a press release under Item 9;

2. Current Report on Form 8-K, dated October 30, 2003 and Current Report on Form 8-K/ A, dated November 14, 2003, disclosing under Item 4 the resignation of KPMG LLP as the Company’s independent auditors; and the engagement of Vitale, Caturano & Company PC as the Company’s independent auditors.

3. Current Report on Form 8-K, dated November 17, 2003, furnishing a press release under Item 12.

      (c) Exhibits:

      See Index to Exhibits beginning on page E-1.

      The Company will provide copies of the Consolidated Financial Statement Schedule and the Index to Exhibits to stockholders upon request. Such request can be made to: Chief Executive Officer, Elcom International, Inc., 10 Oceana Way, Norwood, MA 02062.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELCOM INTERNATIONAL, INC.
(Registrant)

By:	/s/ ROBERT J. CROWELL

Robert J. Crowell
Chairman and Chief Executive Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ ROBERT J. CROWELL Robert J. Crowell	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2004

/s/ KATHRYN A. MONACO Kathryn A. Monaco	Chief Accounting Officer (Principal Financial Officer)	March 26, 2004

/s/ JOHN E. HALNEN John E. Halnen	President, Chief Operating Officer and Director	March 26, 2004

/s/ WILLIAM W. SMITH William W. Smith	Vice Chairman and Director	March 26, 2004

/s/ RICHARD J. HARRIES JR. Richard J. Harries Jr.	Director	March 26, 2004

/s/ JOHN W. ORTIZ John W. Ortiz	Director	March 26, 2004

CONSOLIDATED FINANCIAL STATEMENTS

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

      The following consolidated financial statements of Elcom International, Inc. are included in response to Item 8:

Page

Independent Auditors’ Reports	F-2 and F-3
Consolidated Balance Sheets as of December 31, 2002 and 2003	F-4
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2001, 2002 and 2003	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2002 and 2003	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	F-7
Notes to Consolidated Financial Statements	F-8 to F-27

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Elcom International, Inc.:

      We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and other comprehensive income (loss), stockholder’s equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the entity’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VITALE, CATURANO & COMPANY, P.C.

VITALE, CATURANO & COMPANY, P.C.

Boston, Massachusetts

March 26, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders Elcom International, Inc.:

      We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boston, Massachusetts

March 7, 2003

ELCOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,302	$515

Accounts receivable:
Trade	239	938
Other	109	140

	348	1,078
Less — Allowance for doubtful accounts	28	51

Accounts receivable, net	320	1,027
Prepaids and other current assets	205	43
Current assets of discontinued operations	238	—

Total current assets	3,065	1,585

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	17,741	18,016
Land, buildings and leasehold improvements	1,333	1,333
Furniture, fixtures and equipment	3,544	3,544

	22,618	22,893
Less — Accumulated depreciation and amortization	20,772	22,110

	1,846	783
OTHER ASSETS	113	15
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	106	80

	$5,130	$2,463

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations	$275	$—
Loan payable	—	1,113
Accounts payable	335	681
Deferred revenue	405	733
Accrued expenses and other current liabilities	2,476	1,960
Current liabilities of discontinued operations	41	444

Total current liabilities	3,532	4,931
CONVERTIBLE DEBENTURES, net of discount	—	254

Total liabilities	3,532	5,185

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding — none	—	—
Common stock, $.01 par value; Authorized — 100,000,000 shares — issued — 31,432,546 shares	314	314
Additional paid-in capital	114,817	115,886
Accumulated deficit	(107,920)	(113,371)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(901)	(839)

Total stockholders’ equity (deficit)	1,598	(2,722)

	$5,130	$2,463

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,

	2001	2002	2003

	(In thousands, except per share data)
Net sales:
License fees	$4,002	$3,927	$2,256
Professional services	161	846	772

	4,163	4,773	3,028
Cost of sales	1,255	1,052	442

Gross profit	2,908	3,721	2,586
Operating Expenses:
Selling, general and administrative	23,621	12,967	8,031
Research and development	1,089	863	241
Asset impairment charges	1,626	338	—

Total operating expenses	26,336	14,168	8,272

Operating loss	(23,428)	(10,447)	(5,686)
Interest expense	(144)	(69)	(188)
Interest and other income (expense), net	110	647	(94)

Income (loss) before income taxes	(23,462)	(9,869)	(5,968)
Income tax benefit	—	—	558

Loss from continuing operations	(23,462)	(9,869)	(5,410)
Discontinued operations, net of tax:
Net income from discontinued operations, U.K.	1,942	—	—
Net loss from discontinued operations, U.S.	(1,097)	(788)	(41)
Gain on disposal of discontinued operations	2,738	1,100	—

Total discontinued operations	3,583	312	(41)

Net loss	(19,879)	(9,557)	(5,451)
Comprehensive income (loss), net of tax:	83	(467)	62

Comprehensive income (loss)	$(19,796)	$(10,024)	$(5,389)

Basic and diluted net income (loss) per share data:
Continuing operations	$(0.76)	$(0.32)	$(0.18)
Discontinued operations, U.K.	0.06	—	—
Discontinued operations, U.S.	(0.03)	(0.03)	—
Disposal of discontinued operations	0.09	0.04	—

Basic and diluted net loss per share	$(0.64)	$(0.31)	$(0.18)

Weighted average number of basic and diluted shares outstanding	30,912	30,901	30,902

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock					Accumulated	Total
			Additional		Treasury	Other	Stockholders’
	Number of	$.01 Par	Paid-in	Accumulated	Stock,	Comprehensive	Equity
	Shares	Value	Capital	Deficit	At Cost	Income (Loss)	(Deficit)

	(In thousands, except number of shares)
BALANCE, DECEMBER 31, 2000	31,207,477	$312	$114,196	$(78,484)	$(4,552)	$(517)	$30,955
Exercise of common stock options	199,319	2	318	—	—	—	320
Purchase of treasury stock	—	—	—	—	(160)	—	(160)
Net loss	—	—	—	(19,879)	—	—	(19,879)
Cumulative translation adjustment	—	—	—	—	—	83	83

BALANCE, DECEMBER 31, 2001	31,406,796	$314	$114,514	$(98,363)	$(4,712)	$(434)	$11,319
Exercise of common stock options	25,750	—	30	—	—	—	30
Warrants issued in conjunction with asset sale	—	—	273	—	—	—	273
Net loss	—	—	—	(9,557)	—	—	(9,557)
Cumulative translation adjustment	—	—	—	—	—	(467)	(467)

BALANCE, DECEMBER 31, 2002	31,432,546	$314	$114,817	$(107,920)	$(4,712)	$(901)	$1,598
Beneficial conversion feature of Convertible Debentures	—	—	1,069	—	—	—	1,069
Net loss	—	—	—	(5,451)	—	—	(5,451)
Cumulative translation adjustment	—	—	—	—	—	62	62

BALANCE, DECEMBER 31, 2003	31,432,546	$314	$115,886	$(113,371)	$(4,712)	$(839)	$(2,722)

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,

	2001	2002	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(23,462)	$(9,869)	$(5,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	4,903	3,066	1,397
Asset impairment	1,626	338	—
Changes in current assets and liabilities:
Accounts receivable	(487)	170	(707)
Prepaids and other current assets	359	98	162
Accounts payable	152	(1,148)	346
Deferred revenue	95	202	328
Accrued expenses and other current liabilities	439	(1,125)	(516)

Net cash used in continuing operations	(16,375)	(8,268)	(4,400)

Net cash provided by discontinued operations, U.K.	4,812	—	—

Net cash provided by (used in) discontinued operations, U.S.	25,327	(1,028)	600

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and software	(596)	(13)	(275)
Increase (decrease) in other assets and deferred costs	—	(25)	98

Net cash used in investing activities	(596)	(38)	(177)

Net cash used in discontinued operations, U.K.	(521)	—	—

Net cash provided by (used in) discontinued operations, U.S.	(423)	1,650	26

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of capital lease obligations	(429)	(450)	(275)
Proceeds from loan payable	—	—	1,113
Proceeds from issuance of Convertible Debentures	—	—	1,264
Exercise of common stock options	320	30	—
Issuance of warrants on asset sale	—	273	—
Purchase of treasury stock	(160)	—	—

Net cash provided by (used in) financing activities	(269)	(147)	2,102

Net cash provided by (used in) discontinued operations, U.K.	(10,706)	—	—

Net cash used in discontinued operations, U.S.	(22,832)	(213)	—

FOREIGN EXCHANGE EFFECT ON CASH	83	(467)	62

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,500)	(8,511)	(1,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,313	10,813	2,302

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,813	$2,302	$515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$642	$59	$15

Income taxes paid	$82	$15	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount on issuance of Convertible Debentures related to beneficial conversion feature	$—	$—	$(1,069)

Disposition of Assets:
Cash proceeds from sale of assets	$1	$2,142	$—
Net book value of assets sold	3,039	1,042	—

Gain on sale	$3,038	$1,100	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Operations

      On March 29, 2002, Elcom International, Inc. (the “Company”) divested itself of certain assets associated with its United States (“U.S.”) computer-oriented information technology products (“IT products”) and services business to ePlus Technology, Inc. (“ePlus”), see Note (8). This allowed the Company to transition to a leading provider of remotely-hosted, electronic procurement and electronic marketplace Internet software solutions (collectively, “ePurchasing”). Because of this divestiture, and in conjunction with the sale of the Company’s United Kingdom (“U.K.”) IT products business on December 31, 2001, as described more fully in Note (8), commencing with the second quarter of 2002, the Company did not record any revenues arising from the sale of IT products and associated services. Subsequent to the sales, the Company’s sole source of revenue was from ePurchasing solutions and associated professional services. As provided by applicable accounting conventions, the consolidated financial statements present all of the IT products and services business as a discontinued operation for all periods presented.

      The Company’s ePurchasing solution combines robust integrated eProcurement and eMarketplace capabilities and is remotely-hosted via the Company’s data center. Management believes the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

      Since its inception in 1992, the Company has developed its PECOSTM (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or eNegotiation, functions and has also marketed an asset management system, both from third parties, which modules are offered as optional functionality to clients. The Company’s PECOSTM solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

      As of December 31, 2003, the Company had approximately $.5 million of cash and cash equivalents and current assets of approximately $1.6 million and had current liabilities of approximately $4.9 million. The Company has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit, that raise substantial doubt about the Company’s ability to continue as a going concern. The ultimate success of the Company is dependent on securing adequate financing and developing and marketing its ePurchasing solutions until the Company is operating profitably. The Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, grow revenue and attain further operating efficiencies. The Company intends to seek additional capital, which would result in dilution for its shareholders. The Company intends to issue and sell common shares to investors in the U.K. during April 2004, subject to the Alternative Investment Market (“AIM”) of the London Stock Exchange (the “AIM Listing”). The funds to be derived from such proposed sale of common shares would be used to support the Company’s working capital requirements until the Company achieves positive cash flow. There can be no assurance that any such financing can be realized by the Company. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

(2)	Summary of Significant Accounting Policies

(a) Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolida-

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion. The Company has no material interests in variable interest entities and therefore, none which require consolidation.

(b) Reclassification

      Certain amounts from prior years have been reclassified to conform to the current year presentation (in particular the reclassification of the Company’s IT products and services businesses as discontinued operations).

(c) Use of Estimates

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

(d) Cash and Cash Equivalents

      Cash and cash equivalents at December 31, 2002 and 2003 consisted of $2.3 million and $515,000, respectively, of deposits with banks and financial institutions which were unrestricted as to withdrawal or use and had original maturities of less than three months. Cash and cash equivalents are stated at cost, which approximates market value.

(e) Accounts Receivable

      Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2002 and 2003, the allowance for doubtful accounts was $28,000 and $51,000, respectively.

      At December 31, 2003, accounts receivable, other, reflected the insurance amount due related to check fraud committed by a former employee. This amount was collected in January 2004.

(f) Property, Equipment and Software

      Property, equipment and software are stated at cost. Additions and improvements are capitalized and ordinary repairs and maintenance are expensed as incurred. Equipment and software are depreciated and amortized on a straight-line basis over the estimated useful lives of the assets or lease term, which are three to five years. Buildings are depreciated over a useful life of 50 years. The capitalized cost of leased equipment and leasehold improvements are amortized over the shorter of the estimated useful life of the related assets, or related life of the lease.

      In March 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Company’s treatment of such costs has historically been consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software, ranging from one and a half to four years.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2001, the Company capitalized approximately $0.4 million, under SOP 98-1, which were amortized over the estimated useful life of the software developed, generally three years. During 2002 and 2003 the Company did not capitalize any software development costs under SOP 98-1. During 2002, $0.3 million of software costs previously capitalized under SOP 98-1 were written off when the Company determined that it was no longer probable that the development of a project would be completed. These products were never put into production (see Note 9). There were no previously capitalized software development costs written off in 2003.

      In January 2000, the Emerging Issues Task Force (“EITF”) issued Issue No. 00-02, Accounting for Web Site Development Costs. EITF 00-02 requires that planning stage costs be expensed as incurred, costs to develop web site application and infrastructure and graphics be capitalized once the capitalization criteria of SOP 98-1 have been met, and operating costs such as training and maintenance be expensed as incurred. The Company’s treatment of such costs has historically been consistent with EITF 00-02, with the capitalized costs being amortized over the expected useful life of the software, ranging from eighteen months to four years.

(g) Impairment of Long Lived Assets

      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates for impairment its long-lived assets to be held and used or to be disposed of other than by sale whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. The Company’s cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. The Company’s estimates of fair value represent the best estimate based on industry trends and market rates and transactions. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less costs to sell, and depreciation of such assets ceases.

(h) Revenue Recognition

      Revenue consists principally of implementation, consulting and training fees for implementations of the Company’s software solutions, and maintenance, licensing and hosting. The Company’s agreements provide for an initial implementation fee for installation of the Company’s software products and monthly fees thereafter. The Company’s licenses its software in multiple element arrangements in which the customer pays a monthly fee for a combination of maintenance, licensing and hosting. The Company recognizes revenue using the residual method in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue until the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require services that are essential to the functionality of the software.

      The Company’s specific policies for recognition of license revenues and services revenues are as follows:

      License Revenue. The Company recognizes revenue from software licenses to end users upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that collection of a fixed or determinable license fee is considered probable, and determination that no undelivered services are essential to the functionality of the software.

      Service Revenue. Maintenance and hosting contracts generally call for the Company to provide technical support and software updates and upgrades to customers. Maintenance revenue is recognized monthly or ratably over the term of the maintenance contract, generally on a straight-line basis when all revenue recognition requirements are met. Other service revenue, primarily implementation, training and consulting, is generally recognized at the time the service is performed and it is determined that the Company has fulfilled its obligations resulting from the services contract.

      The Company sells both an enterprise and a non-enterprise (hosted) version of its PECOS solution. In accordance with EITF 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, in order for revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company’s treatment of software license revenue where the software is hosted by the Company has historically been consistent with EITF 00-03.

      Deferred Revenue. Revenue on software transactions in which there are outstanding obligations is deferred and recognized once such obligations are fulfilled. Included in deferred revenue at December 31, 2002 and 2003 was deferred revenue associated with the Cap Gemini Ernst and Young UK Plc (“CGEY”) agreement of $300,000 and $233,000, respectively.

(i) Advertising

      The Company expenses advertising costs as incurred. Company advertising expenses, which relate to the Company’s ePurchasing technology product for 2001, 2002, and 2003 totaled approximately $700,000, $300,000, and $60,000, respectively.

(j) Research and Development

      Expenditures for the research and development of the Company’s products to be marketed are expensed as incurred, except for certain software development costs. Specifically, costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility as defined by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized. The Company capitalized software development costs of $422,000 during the year ended December 31, 2001. There were no software development costs capitalized during 2002 and 2003. As of December 31, 2002 and 2003 gross capitalized software costs were $892,000, and related accumulated amortization was $892,000. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eighteen months. The Company assesses the recoverability of capitalized software costs by comparing the cost capitalized for each product, to the net of estimated future gross revenues less the estimated future cost of completing, maintaining, supporting and disposing of the product. No impairment charges were booked in 2001, 2002 or 2003 in conjunction with the Company’s recoverability assessments.

(k) Foreign Currency Translation

      The accounts of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders’ equity and reported as part of other comprehensive income (loss) in the statement of operations and other comprehensive income (loss).

(l) Income Taxes

      The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined, net of valuation allowances, based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect when these differences are expected to be secured or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(m) Stock-Based Compensation

      The Company’s Board of Directors has adopted seven stock option plans and stockholders have approved the adoption of all such stock option plans (the “Option Plans”). As of December 31, 2003, all Option Plans provided that up to an aggregate of 13,658,514 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company’s common stock on the date of grant and at 110% for shareholders who own more than 10% of the outstanding shares. The Option Plans also provide that the options are exercisable on varying dates, as determined by the Compensation Committee for each plan, and have terms not to exceed 10 years. In addition, two of the Company’s Option Plans allow for the exercise of vested options for a 180-day period commencing on the date of employee termination, provided that such termination is without “cause”. Under all other Stock Option Plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options vest and the optionee may exercise his or her options for up to 90 days following the date of termination.

      One of the Option Plans, the 1995 Non-employee Director Stock Option Plan (the “1995 Non-employee Director Plan”), provides for up to 250,000 nonqualified stock options to acquire the Company’s common stock to be reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new non-employee director is automatically granted 5,000 nonqualified stock options. All non-employee directors are granted up to an additional 15,000 nonqualified stock options annually thereafter, while remaining on the Board of Directors. The 1995 Nonemployee Director Plan provides that options are granted at fair market value on the date of grant, vest ratably over three years, and have terms not to exceed 10 years.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information relating to the Company’s Option Plans (including convertible shares from the elcom, inc. option plan) during each of the years in the three-year period ended December 31, 2003 is as follows:

			Weighted
	Number of	Option Price	Average
	Shares	Per Share	Exercise Price

Outstanding, December 31, 2000	11,223,903	$0.11 – 31.13	$3.83
Granted	2,872,750	0.85 – 4.78	1.46
Terminated	(2,075,421)	1.13 – 31.13	3.71
Exercised	(199,319)	1.17 – 3.81	1.63

Outstanding, December 31, 2001	11,821,913	$0.11 – 24.06	$3.32
Granted	4,615,850	0.20 – 1.50	0.40
Terminated	(4,168,489)	0.20 – 24.06	3.04
Exercised	(25,750)	1.23 – 1.63	1.51

Outstanding, December 31, 2002	12,243,524	$0.11 – 24.06	$2.32
Granted	4,070,000	0.08 – 0.30	0.15
Terminated	(5,015,697)	0.08 – 24.06	1.52
Exercised	—	—	—

Outstanding, December 31, 2003	11,297,827	$0.08 – 22.50	$1.89

Exercisable, December 31, 2001	6,878,007	$0.11 – 24.06	$3.19

Exercisable, December 31, 2002	7,838,033	$0.11 – 24.06	$2.66

Exercisable, December 31, 2003	6,982,400	$0.20 – 22.50	$2.75

      The following table summarizes information about stock options (including convertible options from the elcom, inc. plan) outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.08 – 0.19	1,705,000	9.24	$0.08	—	$—
0.20 – 0.30	2,117,000	8.96	0.24	369,950	0.21
0.45 – 0.49	1,919,250	7.76	0.45	1,354,236	0.45
0.60 – 0.94	449,000	6.43	0.85	426,250	0.87
1.00 – 1.69	1,472,614	6.58	1.47	1,449,864	1.47
1.77 – 3.00	250,962	2.95	2.14	236,412	2.14
3.59 – 4.00	1,136,600	3.28	3.90	1,123,475	3.90
4.06 – 4.81	1,058,130	5.78	4.43	912,078	4.40
5.02 – 5.88	718,078	3.95	5.36	642,442	5.31
6.00 – 8.00	421,193	3.11	7.29	421,193	7.29
12.63	40,000	5.98	12.63	40,000	12.63
22.50	10,000	6.13	22.50	6,500	22.50

	11,297,827			6,982,400

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, 13,658,514 shares of common stock have been reserved for issuance under the Company’s stock option plans.

      The Company’s wholly-owned technology subsidiary, elcom, inc. also maintains a stock option plan (the “elcom, inc. Plan”) pursuant to which two million shares of its common stock are reserved for issuance. The elcom, inc. Plan has provisions similar to the Option Plans discussed above. During 2001, 106,000 stock options were granted and 638,313 stock options were terminated, leaving a balance of 1,176,300 outstanding at December 31, 2001. During 2002, 458,050 stock options were terminated, leaving a balance of 718,250 outstanding at December 31, 2002. During 2003, 330,500 stock options were terminated leaving a balance of 387,750 outstanding at December 31, 2003. All stock options under this plan were issued at $3.82 and 246,037 were exercisable as of December 31, 2003. In addition, for each elcom, inc. option granted, the optionee received 0.65 of an option of the Company’s common stock, all of which were included in the Company’s SFAS 148 pro forma calculation. In the event the optionee exercises this Company stock option, the elcom, inc. stock options automatically terminate.

      The Company applies SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an Amendment to FASB Statement No. 123, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the disclosure only provisions of SFAS No. 123 and No. 148 to employee stock-based awards.

      The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant date fair value of the equity instruments issued, whichever is more reliably measurable. Had compensation cost for awards under the Option Plans (including shares from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows:

	2001	2002	2003

	(In thousands, except per share data)
Net loss:
As reported	$(19,879)	$(9,557)	$(5,451)
Pro forma	$(25,139)	$(13,357)	$(5,978)
Net loss per share:
As reported — basic and diluted	$(0.64)	$(0.31)	$(0.18)
Pro forma — basic and diluted	$(0.81)	$(0.43)	$(0.19)

      The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2002	2003

Volatility	118.67%	119.00%	142.7%
Risk-free interest rate	4.49%	3.03%	2.67%
Expected life of options	5 years	4.5 years	5 years
Expected dividend yield	0%	0%	0%

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of options granted during 2001, 2002, and 2003 was $1.19, $0.32 and $0.13, respectively.

(n) Net Loss Per Share

      Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods. Diluted EPS gives effect to all potential common shares outstanding during the period. As the Company was in a net loss position for all periods presented, diluted EPS is the same as basic EPS because the effect at any potential common stock equivalents would be antidilutive.

(o) Fair Value of Financial Instruments

      The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

(p) Comprehensive Income (Loss)

      The Company follows SFAS No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. The difference between comprehensive loss and net loss represents the foreign currency translation adjustments for the period.

(q) Segment Reporting

      The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major clients. The Company has determined that for all periods presented, there is one operating segment and there are two geographical areas.

(r) Concentration of Credit Risk and Significant Customers

      Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with one financial institution.

      The principal financial instrument that potentially subjects the Company to concentrations of credit risk is accounts receivable. The majority of the Company’s revenues are from municipalities or relatively large companies who are not required to provide collateral for amounts owed to the Company. The Company’s customers are dispersed over a wide-geographic area and are subject to periodic review under the Company’s credit policies. The Company does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce its credit risk, the Company routinely assesses the financial strength of its customers. The Company maintains an allowance for potential credit losses, but historically has not experienced any losses in excess of the loss allowance related to individual customers or groups of customers in any particular industry or geographic area.

      One customer represented 69% of net sales from continuing operations in 2001, 73% in 2002 and 46% in 2003, respectively. As of December 31, 2002 and 2003, one customer individually accounted for 15% and 29% of trade accounts receivable, respectively.

(s) Recent Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements.

      The Company adopted the disclosure requirements of FIN 45 during 2003 and applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company did not enter into any guarantees covered by FIN 45 during 2003.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIE’s), and a revision to FIN 46 in December 2003 (“FIN 46 R”), which requires identification of the Company’s participation in VIE’s. VIE’s are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on the assessment of which party to a VIE, if any, bears a majority of the risk of the VIE’s expected losses, or stands to gain from a majority of the VIE’s expected returns. FIN 46 also sets forth certain disclosures regarding interest in VIE’s that are deemed significant, even if consolidation is not required. FIN 46 is effective for all VIE’s created after January 31, 2003. The Company adopted FIN 46 R during 2003 and the adoption of this interpretation did not have an impact on the Company’s consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard during 2003 and the adoption did not have an impact on the Company’s consolidated financial statements.

(3)	Loan Payable

      On April 3, 2003, the Company signed an agreement whereby Cap Gemini Ernst and Young UK Plc (“CGEY”) agreed to advance £625,000 ($983,000 as of April 3, 2003 and subsequently adjusted to $1,113,000 as of December 31, 2003 to account for changes in the pound to dollar conversion rate) to the Company representing an advance of a lump-sum payment which was earned by the Company during February 2004. This loan was contingent upon the Company providing assistance to CGEY to set up a back-up system in Toronto, Canada in order for CGEY to provide Disaster Recovery and Business Continuity Services for Elcom’s clients, primarily for the Scottish Executive. These contingencies were all met during 2003 and the loan was advanced. These Services are expected to be made available to Elcom’s clients during 2004 for a fee and would provide a back-up system to allow CGEY to provide Business Continuity Services (e.g. to host, operate and manage), Elcom’s ePurchasing system, if Elcom were unable to do so for any reason.

(4)	Accrued Expenses and Other Current Liabilities

	At December 31,

	2002	2003

	(In thousands)
Salary, wages and benefits	$500	$626
Taxes, including U.K. Value Added Tax	1,000	276
Financial consulting	580	580
Legal and audit fees	200	138
Other accruals	196	340

	$2,476	$1,960

(5)	Employee Benefits

      The Company maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan, of which participating employees are 100% vested, for the years ended December 31, 2001, 2002, and 2003 were $42,000, $46,000, and $33,000, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. The Company has no material obligations for post retirement benefits.

(6)	Stockholders’ Equity

(a) Common Stock

      On December 19, 2001, the Company’s stockholders approved and adopted an amendment to the Company’s Second Restated Certificate of Incorporation in order to increase the number of authorized shares

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company’s common stock, par value $0.01 per share (the “Common Stock”), from 50,000,000 to 100,000,000. On January 4, 2002, the Company filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation amending the total number of shares of authorized common stock to 100,000,000.

(b) Preferred Stock

      The Company has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

(c) Warrants

      In June 1995, the Company issued warrants to purchase 750,000 shares of the Company’s common stock at $4.75 per share in connection with the purchase of Lantec in the U.K. As of December 31, 2003, 82,500 of these warrants are outstanding and exercisable. The warrants expire in June 2005.

      On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement (the “Equity Line”) with Cripple Creek Securities. In September 2000, the Company sold 60,952 shares to Cripple Creek under the Equity Line for $320,000. The Company terminated the Equity Line on November 29, 2001. On December 3, 2001, the Company issued warrants to purchase 145,200 and 4,800 shares of Common Stock to Cripple Creek. The warrants are exercisable, have an exercise price of $1.81 and $6.30, respectively, and expire on December 2, 2006. The fair market value of the warrants at the date of the grant was $1.21 and $1.01 per share, respectively, based on the volatility, risk factor rate and dividend yield, as included in Note 2(m), and a contractual life of five years. At December 31, 2003, all of these warrants are outstanding and exercisable.

      On March 29, 2002, the Company issued warrants to purchase 300,000 shares of the Company’s common stock to the company that acquired the Company’s U.S. IT products business (Note 8). The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009. The fair market value of the warrants at the date of grant was $0.91 based on the volatility, risk factor rate, dividend yield, as included in footnote 2(m), and the contractual life of seven years.

(d) Convertible Debentures

      On April 25, 2003, the Company closed a private placement to accredited investors (the “Private Placement”) of ten-year 10% Senior Convertible Debentures (the “Debentures”), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company’s Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000 (collectively, the “Inside Investors”). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. In addition, Smith and Williamson LLC (U.K.) and other Elcom stockholders in the U.K. invested $239,000. Inside Investors are considered related parties and invested a total of $710,00 in the Company via purchases of Debentures.

      On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman and CEO invested $150,000, William W. Smith, the Vice Chairman and Director invested $50,000 (both the “Inside Investors”) and Smith & Williamson LLC (U.K.) and another Elcom stockholder invested $115,000. Inside

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.

      As of December 31, 2003, Inside Investors have invested an aggregate of $910,000 of the $1,264,000 invested in the Company via the purchases of Debentures.

      The Debentures carry a 10% interest rate, which is payable in cash or payment in-kind. Interest is due annually, in arrears, commencing April 25, 2004 and October 16, 2004. The principal amount is due at maturity on April 25, 2013. The Company has accrued $72,000 in interest expense for these Debentures as of December 31, 2003.

      The Debentures are collateralized by a security interest in substantially all of the Company’s assets for a two-year period ending April 25, 2005. They are convertible into common stock of the Company at a conversion price of $0.1246 per share, subject to anti-dilution clauses. The Debentures are convertible at the election of the holder at any time commencing on April 25, 2005 through April 25, 2013. However, if the Company has two sequential quarters of profitability with respect to continuing operations, the Holder may convert the Debentures at his option. The Holders also have certain registration rights upon conversion. The Company has the right to convert the Debentures upon the occurrence of a change of control, as defined in the agreement, or at the Company’s option, as of April 23, 2007, or subsequent thereto upon written notice to the investors.

      In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded a discount on the issuance of the Debentures (the “Debenture discount”) of $1,069,000. The Debenture discount is being amortized over the ten-year term of the Debentures. At December 31, 2003, the Company has amortized $59,000 of the Debenture discount and has included this amount in interest expense in the accompanying statements of operations. At December 31, 2003, the Debentures are convertible into 10,144,462 shares of common stock.

      The Debentures are not registered under the Securities Act of 1933, as amended, or applicable state securities laws and may not be offered or sold in the United States absent registration under the Securities Act of 1933, and applicable state securities laws or available exemptions from the registration requirements. This Private Placement has been extended to May 17, 2004 and will terminate on that date unless otherwise extended or earlier terminated by the Company. Exemption from registration with respect to the sale of Debentures is claimed pursuant to Section 4(a) of the Securities Act of 1933, as amended.

(e) Open Market Stock Purchases

      On September 17, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to 800,000 shares in the aggregate of the Company’s common stock. During 2001, the Company repurchased 121,100 shares of its common stock on the open market at a cost of $160,000. Additional purchases may be made from time to time in the open market or in privately negotiated transactions based on then-existing market conditions. There were no open market stock repurchases during 2002 and 2003.

(7) Commitments and Contingencies

(a) Leases

      The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms ranged from three to four years and, upon expiration, all leases provided purchase options at a nominal price. All capital leases have expired as of December 31, 2003. Property,

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment and software includes assets acquired under capital leases was $1,106,000 at December 31, 2002 and 2003. Related accumulated amortization was $934,000 and $1,106,000 as of December 31, 2002 and 2003, respectively. Amortization of leased assets is included in depreciation expense.

      The Company has entered into a non-cancelable operating lease for office space. The period covered by the lease is five years ending in July 2006. The office lease requires payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

      Future minimum rental payments under non-cancelable operating leases as of December 31, 2003 are as follows:

Operating
Year Ending December 31, (in thousands)	Leases

2004	$419
2005	535
2006	312

Total minimum lease payments	$1,266

      Rent expense for operating leases amounted to approximately $1,300,000, $700,000, and $376,000, for the years ended December 31, 2001, 2002 and 2003, respectively.

(b) Employment Contracts and Personnel Expenses

      The Company has employment contracts with certain key executives, which provide for annual salary, incentive payments, and severance arrangements.

      During 2002 and 2003, certain employees elected to receive lower salaries and/or salary suspensions while the Company implemented its cost containment programs. The effect of these reductions was to reduce the Company’s operating cash outflow in 2002 and 2003 by $250,000 and $394,000, respectively. The $250,000 deferred in 2002 was paid out in 2003 in conjunction with the Company’s issuance of Convertible Debentures (Note 6(d)). The $394,000 deferred in 2003 is included in Accrued Expenses and Other Current Liabilities. Upon the occurrence of a change of control or other liquidity event, the Company will repay these employees in recognition of past services.

(c) Contingencies

      The Company’s customer contracts typically contain customary provisions that indemnify customers for losses that they may incur in the unlikely event that there is an intellectual infringement claim made against the customer relating to use of the Company’s PECOS products. The Company believes that the financial risk relating to these provisions is insignificant. The Company agreed to indemnify the purchaser of the U.S. IT products business for any claims arising from any actual or alleged breach of any warranty, representation or covenant contained in the agreement for its sale. Such indemnification obligation expired on March 29, 2003 without any material claims being made.

      The Company is party to various litigation as both plaintiff and defendant in cases related to contractual issues, employment matters and other issues arising out of the normal conduct of its business. The Company believes that, based on discussions with its counsel, the estimable range of loss, if any, is not material in relation to the consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Discontinued Operations

      On December 31, 2001, the Company sold substantially all of the assets and liabilities of the Company’s United Kingdom information technology remarketer business conducted by its subsidiary, Elcom Holdings Limited (“Holdings”), to AJJP Limited, a company organized under the laws of the U.K., pursuant to an agreement between Holdings, Elcom Information Technology Limited (a subsidiary of the Company) and AJJP Limited. AJJP Limited has been formed by certain members of the former management team of Holdings. Immediately upon completion of the sale, AJJP Limited changed its name to Elcom Information Technology Limited (“EIT”) and certain of the Company’s subsidiaries changed their names.

      The assets acquired by EIT included current assets, fixed assets, rights under certain real property leases (which were assumed by EIT) and certain contractual rights (collectively, the “Assets”) related to the resale of information technology products. EIT also assumed certain related liabilities of Holdings, including a bank loan, accounts payable, accrued liabilities, liabilities related to employee compensation and liabilities under assigned contracts (collectively with the Assets, the “Business”). In addition, EIT employed substantially all of the former employees of Holdings. The sale price for the Business consisted of the assumption of net liabilities of Holdings by EIT which, as of December 31, 2001, was approximately $3.0 million, plus a nominal payment to the Company, made on December 31, 2001, of approximately one dollar, as a result of which the Company recorded a pre-tax gain of $3.0 million during the year ended December 31, 2001.

      In addition to the sale of the Business, elcom, inc., the Company’s U.S. technology subsidiary company, sold to EIT the U.K. versions of PECOS.web and StarbuyerGold software technology for use by EIT in the U.K. and Ireland. elcom, inc. also licensed certain proprietary software to EIT to enable EIT to utilize PECOS.web and StarbuyerGold. As a result of these transactions, EIT paid technology-related purchase fees of approximately $2.9 million in the aggregate, which were recorded as sales in the fourth quarter of 2001. Other than as described above, and the arrangements described below between EIT and Elcom Systems Limited, there are no material ongoing relationships between the Company, EIT and Elcom Systems Limited.

      On March 29, 2002, the Company sold certain of the assets and liabilities of its U.S. IT products and Services business to ePlus. The assets acquired by ePlus included the Company’s customer list and certain contractual rights related to the resale of IT products and Services, certain fixed assets and rights under the Company’s real property lease in California (which was subsequently assigned to ePlus). ePlus also assumed certain related liabilities of the Company, including liabilities related to employee compensation and liabilities under assigned contracts. In addition, ePlus acquired certain of the Company’s software and a perpetual license for certain of the Company’s other software, all of which was used in the U.S. IT products and Services business. Under the terms of the sale, ePlus agreed to employ the majority of the Company’s employees who were involved in the U.S. IT products and Services business. The sale price for the Business consisted of cash consideration of $2.15 million, of which approximately $0.6 million was held in escrow. The escrow was released when the Company satisfied certain liabilities, mostly related to employee commissions, severance and accrued vacation. At December 31, 2002, approximately $10,000 of the escrow amount remained in escrow, all of which was collected during 2003. The Company recorded a net gain on the sale of $1.1 million during the year ended December 31, 2002.

      The Company also performed certain operational and hosting services for ePlus to facilitate the transition of the Business to ePlus in an efficient and effective manner (“Managed Services”). The Company was reimbursed for its costs incurred in the provision of the Managed Services. The Managed Services include providing certain facilities for former Company staff now employed by ePlus and hosting of certain software applications used in the Business. The Managed Services ended in February 2003. A total of $522,000 was billed under these Managed Services.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company also issued warrants to purchase 300,000 shares of the Company’s common stock to ePlus. The warrants are exercisable after September 29, 2002, have an exercise price of $1.03 and expire on March 29, 2009. The fair value of the warrants (utilizing a Black-Scholes pricing model) was $273,000 and was recorded as an offset to the gain on the sale (Note 6(c)).

      The results of discontinued operations were as follows (in thousands):

	Year Ended December 31,

	2001	2002	2003

Revenue	$152,127	$4,880	$—
Net income (loss) from discontinued operations	$845	$(788)	$(41)
Gain on disposal of discontinued operations, net of tax	$2,738	$1,100	$—

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

      Current assets of discontinued operations consisted of the following (in thousands):

	December 31,	December 31,
	2002	2003

Accounts receivable	$174	$—
Prepaids and other current assets	64	—

	$238	$—

      Non-current assets of discontinued operations consisted of the following (in thousands):

	December 31,	December 31,
	2002	2003

Other non-current assets	$106	$80

	$106	$80

      Current liabilities of discontinued operations consisted of the following (in thousands):

	December 31,	December 31,
	2002	2003

Accrued expenses and other current liabilities	$41	$444

	$41	$444

(9) Asset Impairment Charges

      In 2001 and 2002, the Company recorded asset impairment charges of $1.6 million and $0.3 million respectively. These impairment charges relate to previously capitalized software costs that were acquired to augment the Company’s PECOS technology. These software programs did not perform as expected and were never installed into production. There were no asset impairment charges recorded in 2003.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Business Segment Information

      The Company’s continuing operation is classified as a single business segment, specifically the development and sale of Purchasing Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. IT products business and the U.S. IT products and services business, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represent all of the IT products and services business for all applicable periods presented. The Company operates both in the U.S. and U.K. and geographic financial information for the years ended December 31, 2001, 2002 and 2003, were as follows (in thousands):

	For Years Ended December 31,

	2001	2002	2003

Net sales from continuing operations
U.S.	$4,012	$1,100	$1,117
U.K.	151	3,673	1,911

	4,163	4,773	3,028
Net sales from discontinued operations
U.S.	58,058	4,880	—
U.K.	94,069	—	—

	152,127	4,880	—

Net sales	$156,290	$9,653	$3,028

Gross profit from continuing operations
U.S.	$2,768	$1,879	$862
U.K.	140	1,842	1,724

	2,908	3,721	2,586
Gross profit (loss) from discontinued operations
U.S.	12,182	2,016	—
U.K.	11,191	—	—

	23,373	2,016	—

Gross profit	$26,281	$5,737	$2,586

      Identifiable assets as of December 31, 2002 and 2003 are as follows:

	2002	2003

Identifiable assets from continuing operations
U.S.	$4,311	$1,522
U.K.	475	861

	4,786	2,383
Identifiable assets from discontinued operations	344	80

	$5,130	$2,463

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Income Taxes

      Income (loss) before provision for income taxes for total operations consisted of:

	2001	2002	2003

U.S.	$(22,362)	$(8,839)	$(5,273)
Foreign	2,783	(718)	(1,036)

	$(19,579)	$(9,557)	$(6,309)

      The tax benefits recorded in 2003 represent the reversal of amounts provided in prior years, which are no longer required. The expense (benefit) for income taxes consisted of (in thousands):

	2001	2002	2003

Continuing operations
Current tax expense (benefit)
United States federal	$—	$—	$(125)
State	—	—	(68)
Foreign	—	—	(365)

Total current tax expense (benefit)	—	—	(558)

Discontinued operations
Foreign	300	—	(300)

Expense (benefit) for income taxes	$300	$—	$(858)

      The following table summarizes the significant differences between the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes on continuing operations:

	2001	2002	2003

Statutory tax rate	34.0%	34.0%	34.0%
Reversal of reserves no longer required	—	—	7.2
Valuation reserve provided against utilization of net operating loss carryforwards	(11.9)	(34.0)	(31.9)
Non deductible goodwill and other	(22.1)	—	—

	—	—	9.3%

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

	2001	2002	2003

Deferred tax assets:
Nondeductible reserves	$374	$50	$322
Accrued expenses	198	60	228
Other temporary differences	205	77	92
Depreciation	5,806	6,070	6,114
Foreign net operating loss carryforwards	3,469	3,049	3,886
Net federal and state operating loss carryforwards	45,199	50,046	50,574

	55,251	59,352	61,216
Valuation allowance	(52,455)	(56,820)	(58,684)

Net deferred tax assets	2,796	2,532	2,532

Deferred tax liabilities:
Other intangible assets	(2,796)	(2,532)	(2,532)

	(2,796)	(2,532)	(2,532)

Net deferred taxes	$—	$—	$—

      The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that losses will continue throughout 2004, the Company has recorded a valuation allowance equal to 100% of its net deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, a reduction to the valuation allowance would increase income in the period such determination was made.

      At December 31, 2003, the Company had U.S. federal net operating loss carryforwards of approximately $117 million, which are available to offset future Federal taxable income. These losses expire during the years 2011 through 2023.

      Section 382 (“Sec 382”) of the Internal Revenue Code (“IRC”) of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of the net operating losses and certain other tax attributes, such as tax credits, to an annual limitation in the event of an ownership change. An ownership change under Sec 382 generally occurs when the ownership percentage of 5-percent shareholders, in aggregate, change by more than 50 percentage points over a three-year period. Some of the Company’s net operating losses and tax credits are subject to limitations relative to the losses subject to these limitations support current availability under Section 382 of all of the Company’s net operating losses and tax credits.

      The Company’s ability to utilize its net operating loss and general business tax credit carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

      At December 31, 2003, the Company had state net operating loss carryforwards of approximately $114 million, which are available to offset future state taxable income. These losses expire during the years 2004 through 2023.

      At December 31, 2003, the Company had foreign net operating loss carryforwards of approximately $4 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The valuation allowance increased by $4.4 million and $1.9 million during the years ended December 31, 2002 and 2003, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 2003 will not be fully realized in the future. The valuation allowance as of December 31, 2003 includes a tax effect of approximately $12 million attributable to deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid in capital when realized or recognized.

(12) Net Income (loss) Per Share

      Diluted net loss per share in 2001, 2002 and 2003 does not reflect the dilutive effect of stock options or warrants as the impact of including them is antidilutive. Total dilutive securities were 1,289,000, 1,093,000 and 1,021,000, in 2001, 2002 and 2003, respectively.

(13) Quarterly Financial Data (Unaudited)

      Certain amounts from prior quarters have been reclassified (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2002
Net sales	$599	$1,334	$1,155	$1,685	$4,773

Gross profit	$506	$907	$769	$1,539	$3,721

Operating loss	$(4,168)	$(2,565)	$(2,383)	$(1,331)	$(10,447)

Net loss from continuing operations	$(4,174)	$(2,573)	$(1,523)	$(1,599)	$(9,869)

Net income (loss) from discontinued operations	$(1,420)	$(86)	$87	$631	$(788)

Gain on disposal of discontinued operations	$680	$232	$167	$21	$1,100

Net loss from total operations	$(4,914)	$(2,427)	$(1,269)	$(947)	$(9,557)

Basic and diluted net income (loss) per share data:
Loss from continuing operations	$(0.14)	$(0.08)	$(0.05)	$(0.05)	$(0.32)
Income (loss) from discontinued operations, net of tax	(0.04)	—	—	0.01	(0.03)
Income from disposal of discontinued operations, net of tax	0.02	—	0.01	0.01	0.04

Basic and diluted net loss per share	$(0.16)	$(0.08)	$(0.04)	$(0.03)	$(0.31)

Basic and diluted weighted average shares outstanding	30,898	30,902	30,902	30,902	30,901

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain amounts from prior quarters have been reclassified (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year Ended December 31, 2003
Net sales	$669	$531	$367	$1,461	$3,028

Gross profit	$475	$396	$331	$1,384	$2,586

Operating loss	$(1,934)	$(2,129)	$(1,346)	$(277)	$(5,686)

Net loss from continuing operations	$(1,445)	$(2,186)	$(1,278)	$(501)	$(5,410)

Net income (loss) from discontinued operations	$(116)	$423	$(197)	$(151)	$(41)

Net loss from total operations	$(1,561)	$(1,763)	$(1,475)	$(652)	$(5,451)

Basic and diluted net income (loss) per share data:
Loss from continuing operations	$(0.05)	$(0.07)	$(0.04)	$(0.02)	$(0.18)
Income (loss) from discontinued operations, net of tax	—	0.01	(0.01)	—	—
Income from disposal of discontinued operations, net of tax	—	—	—	—	—

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.05)	$(0.02)	$(0.18)

Basic and diluted weighted average shares outstanding	30,902	30,902	30,902	30,902	30,902

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

2003 ANNUAL REPORT ON THE FORM 10-K
INDEX TO SCHEDULE

Page
Reference

Independent Auditors’ Reports	S-2 and S-3
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2002, and 2003	S-4

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Elcom International, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2003, and the related consolidated statement of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year then ended included in Elcom International, Inc.’s (the Company’s) Form 10-K, and have issued our report thereon dated March 26, 2004. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

The accompanying consolidated financial statements and supplementary information have been prepared assuming that Elcom International, Inc. will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about the entity’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and supplementary information do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VITALE, CATURANO & COMPANY, P.C.

VITALE, CATURANO & CO., P.C.

Boston, Massachusetts

March 26, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders Elcom International, Inc.:

      Under date of March 7, 2003, we reported on the consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period then ended, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the annual report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The audit report on the consolidated financial statements of Elcom International, Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company’s recurring losses from operations and accumulated deficit raise substantial doubt about the entity’s ability to continue as a going concern. The financial statement schedule included in the annual report on Form 10-K does not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boston, Massachusetts

March 7, 2003

Schedule II

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2002, and 2003

	Balance at				Balance
	Beginning	Additions			at End of
	of Period	(Recoveries, Net)	Utilizations		Period

	(In thousands)
Allowance for Doubtful Accounts for the Years Ending
December 31, 2001	$2,400	$(1,283)	$(800	)(a)	$317

December 31, 2002	$317	$(236)	$(53)		$28

December 31, 2003	$28	$39	$(16)		51

Inventory Valuation Accounts for the Years Ending
December 31, 2001	$349	$(243)	$(1)		$105

December 31, 2002	$105	$—	$(105)		$—

December 31, 2003	$—	$—	$—		$—

(a)	Includes $580,000, which was sold to AJJP, Limited as part of the U.K. reseller business sale (See Footnote 7 of the consolidated financial statements.)

EXHIBIT INDEX

Exhibit No.		Description of Document

2.1		Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein).(2)
2.2		Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage(3)
2.3		Offer for the Sale of Business and Certain Assets of Elcom Holdings Limited and Elcom Information Technology Limited(21)
2	.4.1	Domain Name Transfer Documents(21)
2	.4.2	Lloyds TSB Novation Agreement(21)
2	.4.3	Property Document.(21)
2	.4.4	Elcom Logo License.(21)
2	.4.5	Starbuyer Trademark License.(21)
2.5		Asset Purchase and Sale Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 25, 2002(25)
2	.6.1	Amendment to Asset Purchase Agreement.(25)
2	.6.2	Managed Services Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.(25)
2	.6.3	Registration Rights Agreement by and between Registrant and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.(25)
3.3		Second Restated Certificate of Incorporation of the Registrant, as amended(4)
3.4		By-Laws of the Registrant, amended as of November 6, 1995.(1)
4.4		Specimen certificate of the Registrant’s Common Stock.(1)
4.5		Form of 8% Series A Cumulative Convertible Preferred (“Series A”) Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993.(1)
4.6		Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased.(1)
4.7		Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased.(1)
4.8		Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased.(1)
4.9		Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995(1), and list of other assignees of certain registration rights thereunder.(11)
4.10		Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant.(1)
4.11		Computerware Stockholders’ Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware.(1)
4.12		Amended and Restated Lantec Stockholders’ Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec(5) and Renouncement of related Board Observer Right effective December 16, 1999.(16)
4.13		Form of Lantec Warrant Agreement, dated January 7, 2000, with attached Second Amended List of Holders of Warrants to Purchase Common Shares of the Registrant.(16)
4.14		AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited.(7)
4.15		Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust.(10)

Exhibit No.	Description of Document

4.16	Warrant by and between Registrant and ePlus Technology, Inc. dated March 29, 2002.(25)
4.17	Form of Elcom International, Inc. 10% Convertible Senior Debenture Due April 25, 2003(x)
4.18	Warrant Agreement, dated December 3, 2001, between the Company and Cripple Creek Securities, LLC.(24)
10.1	Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant(1), with attached list of Director and/or Executive Officer Indemnitees.(13)(*)
10.2	Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995.(1)(*)
10.3	1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995(1), as amended by Amendment No. 1 dated August 19, 1996.(7)(*)
10.4	Lease Agreement for the Registrant’s Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant(1), and Agreement of Amendment thereto, dated October 20, 1997(11), and December 31, 2000.(1)(11)(19)
10.5	Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993.(1)
10.6	Structured Equity Line Flexible Financing Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC(15), Amended and Restated Structured Equity Line Flexible Financing Agreement, dated April 7, 2000(15), Amendment No. 1(15), and Amendment No. 2.(15)(17)
10.7	Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC.(16), and Amended and Restated Registration Rights Agreement, dated April 7, 2000.(16)(15)
10.8	Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC.(15)
10.9	1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995(1), and Amendment No. 1 thereto.(8)(*)
10.10	The 1996 Stock Option Plan of Elcom International, Inc.(6)(*)
10.11	The 1997 Stock Option Plan of Elcom International, Inc.(8), and Amendments One and Two thereto.(11)(12)(*)
10.12	The 2000 Stock Option Plan of the Registrant.(18)
10.13	The 2001 Stock Option Plan of the Registrant, as amended and restated.(20)
10.14	The 2002 Stock Option Plan of the Registrant.(22)
10.15	International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997.(9)(*)
10.16	Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997.(9)(*)
10.17	Amended and Restated Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and Robert J. Crowell.(23)(*)
10.18	Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and John E. Halnen.(23)(*)
10.19	Form of Registration Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.(x)
10.20	Form of Collateral Agency and Security Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.(x)
10.21	Amendment to Amended and Restated Employment Agreement, dated March 8, 2004, by and between Elcom International, Inc. and Robert J. Crowell.(x)(*)
10.22	Amendment to Employment Agreement, dated March 9, 2003, by and between Elcom International, Inc. and John E. Halnen.(x)(*)
21.1	List of the Registrant’s Subsidiaries.(16)

Exhibit No.	Description of Document

23.1	Consent of Vitale, Caturano & Company PC.(x)
23.2	Consent of KPMG LLP(x)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer(x)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer(x)
32.1	Section 1350 Certification of Chief Executive Officer(x)
32.2	Section 1350 Certification of Chief Financial Officer(x)

(x)	Filed herewith.

(*)	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Current Report on Form 8-K dated December 6, 1996 (filed December 19, 1996, file no. 000-27376), and incorporated herein by reference.

(3)	Previously filed as an exhibit to Current Report on Form 8-K dated February 21, 1997 (filed March 6, 1997, file no. 000-27376), and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27376), and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (file no. 000-27376), and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (file no. 000-27376), and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, (file no. 000-27376), and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (file no. 000-27376), and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 1997 (filed April 8, 1997, file no. 000-27376), and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registration Statement No. 333-54852 on Form S-8 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registration Statement No. 333-61316 on Form S-8 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated December 31, 2001, (filed in January 11, 2002), and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registration Statement No. 333-91488 on Form S-8, and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 000-27376), and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(25)	Previously filed as an exhibit to Current Report on Form 8-K dated March 29, 2002 (filed April 10, 2002) and incorporated herein by reference.