Form 10-K/A
period 2003-12-31
ELCOM INTERNATIONAL INC
filed 2004-04-27
CIK 900096

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/Amendment 1

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

     The purpose of this Amendment 1 to Elcom International, Inc.’s Form 10-K for the year ended December 31, 2003, is to timely file required PART III information. This PART III information was originally expected to be incorporated from the Company’s Proxy, however the Company’s Proxy will not be filed until May. Accordingly, the following PART III information is filed to amend and replace the originally filed PART III information in Elcom International, Inc.’s Form 10-K for the year ended December 31, 2003.

PART III

Item 10. Directors and Executive Officers of the Company

     The name, age and position of the Company’s Executive Officers and Directors are as follows:

NAME	AGE	POSITION
Robert J. Crowell	52	Class III Director, Chairman of the Board of Directors and Chief Executive Officer of the Company

Melinda F. Ellett	42	Secretary of the Company

John E. Halnen	37	Class I Director, President and Chief Operating Officer of the Company

Richard J. Harries, Jr. (1)(2)(3)	66	Class II Director of the Company

John Ortiz (1) (2)	80	Class I Director of the Company

William W. Smith (1) (2) (3)	53	Class III Director and Vice Chairman of the Board of Directors

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of Nominating Committee.

     A brief resume for each of the Company’s Executive Officers and Directors is set forth below.

     Robert J. Crowell, the Company’s founder, has been the Chairman of the Board of Directors and Chief Executive Officer of the Company since its inception in 1992. Mr. Crowell has founded and managed several companies since 1977. From May 1990 to April 1992, he was the Chairman, and from May 1990 to January 1992, Chief Executive Officer also, of JWP Information Services, Inc., a subsidiary of JWP INC. (“JWP”), with approximately $1.4 billion in 1992 revenues. From 1983 to 1990, Mr. Crowell was the Chairman and Chief Executive Officer of NEECO, Inc. (“NEECO”), a publicly-held national PC reseller which was acquired by JWP (forming JWP Information Services, Inc.) in May 1990 for approximately $100 million. From 1977 to 1983, Mr. Crowell founded and managed New England Electronics Co., Inc. (which was renamed NEECO and became a public company in 1986), and Microamerica Distributing Co., Inc. (“Microamerica”), a PC products distributor which Mr. Crowell founded in 1979 as a subsidiary of NEECO. Microamerica was later spun-off by its acquirer and subsequently merged with Softsel to form Merisel, then a PC products distributor, now a provider of software license products to resellers. Mr. Crowell also founded Professional Software, Inc. in 1980, a PC-based word processing and database software company (“Professional Software”), which was sold in 1986. Mr. Crowell holds a Magna Cum Laude Bachelor of Science degree in Accounting from the University of Massachusetts and is a Vietnam veteran.

     Melinda F. Ellett has been the Secretary of the Company since April 2003 and the Vice President, Business Systems Development since January 2000. From June 1998 through January 2000, Ms. Ellett was Director, Information Technology of elcom.com, inc. From December 1996 through June 1998, Ms. Ellett was Vice President, Quality Assurance of Elcom Services Group, Inc. and from May 1996 through December 1996, Ms. Ellett was Business Operations Executive. From August of 1987 through May 1996, Ms. Ellett was Director, Advanced Systems for GTSI, an IT solutions provider to federal, state, and local government customers worldwide. Prior to that time Ms. Ellett was the Manager of Purchasing for MBI, Inc.

     John Halnen, was appointed as a Class I Director in June 2003 and has been the President of the Company since November 2000 and President and Chief Operating Officer since June 2001. From December 1999 through October 2000, Mr. Halnen was President and Chief Executive Officer of Elcom Services Group, Inc. From April 1998 through December 1999, Mr. Halnen was Chief Operations Officer for Elcom Services Group, Inc. From January 1995 through April 1998, Mr. Halnen served as Vice President of Operations for Elcom Services Group, Inc. and prior to that time held other positions at Elcom Services Group, Inc. since joining the organization in October 1992.

     Richard J. Harries, Jr., a Director of the Company since December 1993, retired from IBM in 1992 after twenty-five years of service. In 1997, Mr. Harries rejoined IBM North America as a Business Partner Senior Sales Executive. He subsequently retired in 2001. During 1995 and 1996, Mr. Harries was a Director of Sales of the Institute for Software Advancement. From July 1992 to August 1995, after retiring from IBM, Mr. Harries worked as the general manager of Tascor; was a sales and marketing consultant; and was an independent distributor for Equinox, Inc. Prior thereto, from 1988 to July 1992, Mr. Harries served as a National Account Executive for IBM. During his career with IBM, Mr. Harries has held a number of executive marketing and sales management positions, including ten years of experience in IBM’s National Distribution Division Reseller Channel where he was responsible for field sales and marketing programs. Mr. Harries holds a Bachelor of Arts Degree in Political Science and a Master of Arts Degree in Economics from Boston College.

     John W. Ortiz, a Director of the Company since December 1993, is a retired banking executive of South Shore Bank (now part of Bank of America) where he was employed from 1942 to 1989, most recently as Senior Vice President and Group Head of Commercial Lending. Mr. Ortiz also presided as the president of the New England Chapter of Robert Morris Associates and as a director of the Massachusetts Higher Education Loan Corporation at times during his banking career. Mr. Ortiz is a graduate of Northeastern University’s Bachelor of Arts program.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Officers and Directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities (i.e., the Common Stock), to file reports of ownership and changes in ownership of such securities with the Commission. Officers, Directors and greater-than-ten-percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of the forms furnished to the Company during or with respect to 2003, and written representations from certain reporting persons, the Company believes that, except as set forth below, no Officer, Director or greater-than-ten-percent beneficial owner failed to file on a timely basis during the year ended December 31, 2003 any report required by Section 16(a) of the Securities Exchange Act of 1934.

     Form 4 reports inadvertently were not timely filed in connection with the following transactions:

Name	Description of Transaction	Required Form
Robert J. Crowell	Purchase of $300,000 Senior Convertible Debenture on April 23, 2003	Form 4

Robert J. Crowell	Purchase of $150,000 Senior Convertible Debenture on October 16, 2003	Form 4

John E. Halnen	Purchase of $60,000 Senior Convertible Debenture on April 23, 2003	Form 4

William W. Smith	Purchase of $300,000 Senior Convertible Debenture on April 23, 2003	Form 4

William W. Smith	Purchase of $150,000 Senior Convertible Debenture on October 16, 2003	Form 4

     Each of the above Officers and Directors reported their respective transaction(s) on a Form 5 within 45 days of the end of fiscal year 2003.

Item 11. Executive Compensation

     The table below sets forth information concerning calendar 2003 annual and long-term compensation for services in all capacities with respect to those persons (collectively, the “Named Executive Officers”) who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the other individuals that were executive officers during the year ended December 31, 2003.

Summary Compensation Table

				Long-Term
	Annual			Compensation
	Compensation(1)			Awards
				Shares of
				Common Stock
				Underlying	All Other
Name and Principal Position (1)	Year	Salary	Bonus	Option Grants	Compensation
Robert J. Crowell	2003	$487,000	—	400,000	$250
Chairman of the Board of Directors and	2002	$390,000	—	790,000	$500
Chief Executive Officer of the Company (2)	2001	$524,000	—	300,000	$250
John E. Halnen	2003	$281,000	$11,000	275,000	—
President and Chief Operating Officer	2002	$184,000	$66,000	505,000	$22,500
of the Company (3)	2001	$225,000	$75,000	200,000	—
Peter A. Rendall	2003	$45,000	—	—	—
Former Chief Financial Officer and	2002	$215,000	—	505,000	$600
Former Secretary of the Company (4)	2001	$240,000	—	175,000	—
Scott M. Soloway	2003	$38,000	—	—	—
Former Vice President and General Counsel	2002	$193,000	—	71,000	—
of the Company (5)	2001	$195,000	—	47,000	—

(1)	No Named Executive Officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual’s salary plus annual bonus unless otherwise indicated herein.

(2)	The Company and Mr. Crowell entered into an Amended and Restated Employment Agreement on June 20, 2002, which was amended, effective as of April 16, 2004 (the “2002 Crowell Agreement”). See “—Employment Contracts”, “—Executive Profit Performance Bonus Plan” and “— Option Grants in 2003.” In order to assist the Company in conserving cash, Mr. Crowell voluntarily reduced his cash compensation at various times in 2001, 2002 and 2003. Such reductions amounted to approximately $135,000 in 2002 and $257,000 in 2003. In April 2003, Mr. Crowell received a $187,000 repayment of certain deferred base compensation amounts, which he invested in the Company’s Debentures. Mr. Crowell also received withholding and estimated income taxes of $32,000, which were paid to the appropriate tax authorities. These amounts ($219,000) are included in the Summary Compensation Table for 2003. Mr. Crowell also invested an additional $263,000 of cash in the Company’s Debentures (see “Transactions With Management”). As of December 31, 2003, Mr. Crowell has deferred a net aggregate of $173,000 in base compensation, which may be paid to Mr. Crowell depending upon the success of future operations, which is not included in the Summary Compensation Table for 2003. Through April 16, 2004, Mr. Crowell’s 2004 cash compensation paid totaled $10,000. The Company reinstated Mr. Crowell’s cash compensation to $364,000 per annum in accordance with the 2002 Crowell Agreement, effective April 19, 2004. The 2002 Crowell Agreement originally provided for annual base compensation of $525,000, much of which was deferred as described herein through April 16, 2004, when the annual base compensation was reduced to $364,000. All other compensation represents premiums paid by the Company for group term life insurance ($250 for 2003), see “Employment Contracts.”

(3)	On November 29, 2000, Mr. Halnen was appointed as President of the Company; on June 12, 2001, Mr. Halnen also was appointed as Chief Operating Officer of the Company and, on June 4, 2003, Mr. Halnen was appointed as a Director of the Company. On June 20, 2002, the Company and Mr. Halnen entered into an Employment Agreement, which was amended on March 9, 2004. See “—Employment Contracts”, “—Executive Profit Performance Bonus Plan” and “— Option Grants in 2003.” Mr. Halnen’s employment contract provides for annual base compensation of $225,000 plus an annual bonus opportunity of $75,000, payable quarterly. In order to assist the Company in conserving cash, Mr. Halnen voluntarily reduced his cash base and bonus compensation at various times in 2001, 2002 and 2003. Such reductions were approximately $50,000 in 2002 and $107,000 in 2003. In April 2003, Mr. Halnen received a $60,000 repayment of certain deferred base compensation and bonuses, which he invested in the Company’s Debentures. Mr. Halnen also received $39,000 of withholding and estimated income taxes, which were paid to the appropriate tax authorities. These amounts ($99,000) are included in the Summary Compensation Table for 2003. As of December 31, 2003, Mr. Halnen has deferred a net aggregate of $58,000 of base and bonus compensation, which may be paid to Mr. Halnen depending on the success of future operations, which is not included in the Summary Compensation

Table for 2003. Through April 16, 2004, Mr. Halnen’s cash compensation is at an annual rate of $172,000 and he has voluntarily deferred his bonus payments. The Company reinstated Mr. Halnen’s cash compensation in accordance with his employment agreement effective April 19, 2004. All other compensation represents premiums paid by the Company for term life insurance ($22,500 for 2002), see “Employment Contracts.”

(4)	Mr. Rendall joined the Company in April 1999 and was appointed Chief Financial Officer of Elcom International on October 4, 1999 at an annual salary of $200,000 and a bonus opportunity of up to $40,000. During 2000, Mr. Rendall’s annual salary was increased to $240,000 with no bonus opportunity. In April 2002, Mr. Rendall elected to reduce his 2002 annual salary by $36,000 to $204,000. On January 6, 2003, Mr. Rendall elected to reduce his salary by a further $24,000 resulting in an annual salary of $180,000. All other compensation represents premiums paid by the Company for Group Term Life Insurance ($570 for 2002), see Employment Contracts.” Mr. Rendall voluntarily left the employ of the Company, effective March 7, 2003.

(5)	Mr. Soloway joined the Company on March 29, 2000 at an annual salary of $150,000 and a bonus opportunity of $30,000. During 2001, Mr. Soloway’s annual salary was increased to $192,000 with no bonus opportunity. On January 6, 2003, Mr. Soloway elected to reduce his fiscal 2003 salary by $28,800, resulting in an annual salary of $163,200. Mr. Soloway voluntarily left the employ of the Company, effective March 25, 2003.

Stock Option Plans

     As of December 31, 2003, the Company has adopted the 1995 Non-Employee Director Stock Option Plan (the “Director Plan”), The Stock Option Plan of Elcom International, Inc. (the “1993 Stock Option Plan”), The 1995 (Computerware) Stock Option Plan of the Company (the “Computerware Stock Option Plan”), The 1996 Stock Option Plan of the Company (the “1996 Stock Option Plan”), The 1997 Stock Option Plan of the Company (the “1997 Stock Option Plan”), The 2000 Stock Option Plan (the “2000 Stock Option Plan”), The 2001 Stock Option Plan, as amended and restated (the “2001 Stock Option Plan”) and The 2002 Stock Option Plan (the “2002 Stock Option Plan”) (collectively hereinafter the “Stock Option Plans”) covering 250,000, 5,000,000, 1,000,000, 2,400,000, 3,000,000, 2,750,000, 2,400,000 and 1,800,000 shares, respectively, of the Company’s Common Stock, pursuant to which officers, employees and directors of the Company, as well as other persons who render services as independent contractors to the Company, or any of its affiliates, are eligible to receive incentive stock options (“ISO’s”) and/or non-qualified stock options (“NQOptions”). The 1993 Stock Option Plan has expired and no further options may be granted thereunder. These plans generally operate in the following manner.

     Overview of the Plans. Pursuant to the plans, “key personnel”, which includes employees and outside directors of the Company or any affiliate, as well as other persons who render services as independent contractors to the Company, or any of its affiliates, who in the judgment of the Compensation Committee, are important to the successful operation of the Company or an affiliate, are eligible to receive stock options. Stock options may include NQOptions, which may be granted to any key personnel, and/or ISO’s, which may only be granted to employees of the Company or a subsidiary.

     The plans are administered by the Compensation Committee of the Board of Directors (the “Committee”), presently comprised of Messrs. Harries, Ortiz and Smith. Members of the Committee must be persons who qualify as “outside directors” under Section 162(m) of the Internal Revenue Code and who are “non-employee directors” under Rule16(b)(3) of the Securities Exchange Act of 1934. Subject to the terms and conditions of the applicable plan, and in addition to t he other authorizations granted to the Committee under the applicable plan, the Committee shall have full and final authority in its absolute discretion to (a) select the optionees to whom options will be granted, (b) determine the number of shares of Common Stock subject to any option, (c) determine the time when options will be granted, (d) determine the option price of Common Stock subject to an option, (e) determine the time when Common Stock subject to an option may be purchased, (f) prescribe the form of the option agreements governing the options which are granted under the applicable plan and to set the provisions of such option agreements as the Committee may deem necessary or desirable provided such provisions are not contrary to the terms and conditions of the applicable plan, (g) adopt, amend and rescind such rules and regulations as, in the Committee’s opinion, may be advisable in the administration of the applicable plan, and (h) construe and interpret the applicable plan, the rules and regulations and the instruments evidencing options granted under the applicable plan and to make all other determinations deemed necessary or advisable for the administration of the applicable plan.

     Subject to the approval of the Board of Directors, the Committee may at any time amend, modify, suspend or terminate any plan. In no event, however, without the prior approval of the Company’s stockholders, shall any action of the Committee or the Board result in: (a) amending, modifying or altering the eligibility requirements for those persons eligible for options; (b) increasing or decreasing, except in the event of stock splits, stock dividends, combinations, exchanges of shares or similar capital adjustments, the maximum number of shares for which options may be granted; (c) decreasing the minimum option price per share at which options may be granted under the applicable plan; (d) extending either the maximum period during which an option is exercisable or the date on which the applicable plan shall terminate; or (e) changing the requirements relating to the Committee; except as necessary to conform the applicable plan and/or the option agreements to changes in the Internal Revenue Code or other governing law.

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

     In the event of stock splits, stock dividends, combinations, exchanges of shares or similar capital adjustments, the Compensation Committee must make an appropriate adjustment in the options granted under the applicable plan, and the aggregate number of shares reserved for issuance thereunder also shall be adjusted accordingly. If any option expires without having been fully exercised, the shares with respect to which such options have not been exercised will be available for further options as will any shares paid or withheld to satisfy an optionee’s withholding tax or option payment liability.

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

     ISOs granted under the applicable plan are exercisable for a period of up to ten years from the date of grant at an exercise price that is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an ISO granted under the Stock Option Plan to a stockholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. NQOptions may be granted at more or less than fair market value under the applicable plan. Shares of Common Stock underlying an option shall be purchased by the optionee (i) giving written notice to the Company of the optionee’s exercise of the option accompanied by full payment of the purchase price either in cash or, with the consent of the Committee (or as per the terms of the option agreement), in whole or in part in shares of Common Stock by delivery to the Company of shares of Common Stock that have been already owned by the optionee for at least six months, having a fair market value on the date the option is exercised equal to that portion of the purchase price for which payment in cash is not made, and (ii) making appropriate arrangements acceptable to the Company with respect to income tax withholding, as required, which arrangements may include, at the absolute discretion of the Committee, in lieu of other withholding arrangements, (a) the Company withholding from issuance to the optionee such number of shares of Common Stock otherwise issuable upon exercise of the option as the Company and the optionee may agree for the minimum required withholding, or (b) the optionee’s delivery to the Company of shares of Common Stock having a fair market value on the date the option is exercised equal to that portion of the withholding obligation for which payment in cash is not made. Options granted under the applicable plan are generally not transferable other than upon an optionee’s death, provided that the Committee has discretion to permit the transferability of NQOptions granted under the applicable plan to certain parties.

     The 2001 Stock Option Plan and the 2002 Stock Option Plan each provide that an optionee may exercise his or her stock options for up to 180 days following the date of termination without cause if the option agreement so provides. Under all other Stock Option Plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options vest and the optionee may exercise his or her options for up to 90 days following the date of termination. Any options that are ISO’s must be exercised within 90 days after such termination, otherwise these options will receive the tax treatment offered to NQOptions.

     The maximum number of options that can be granted to any one participant during any one fiscal year is 500,000 under the 1993 Stock Option Plan, 210,000 under the Computerware Stock Option Plan, 300,000 under the 1996 Stock Option Plan, 150,000 under the 1997, the 2000 and the 2001 Stock Option Plans, and 250,000 under the 2002 Stock Option Plan.

     The Director Plan. Non-employee Directors are entitled to participate in the Director Plan, adopted by the Board of Directors in October 1995, and approved by stockholders in November 1995. A total of 250,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock to each non-employee Director serving as such on October 9, 1995 or for persons who become a non-employee Director thereafter, on their date of election or appointment as applicable. Options granted under the Director Plan have a term of ten years. One-third of the shares subject to each option vest on each anniversary date of the grant of the option so long as the optionee continues to serve as a Director on such dates. Of the 250,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2003, options covering 10,000 shares of Common Stock have been exercised, and options to acquire an aggregate of 95,000 shares of Common Stock (85,250 of which were exercisable at December 31, 2003) were outstanding at exercise prices ranging from $0.20 to $6.7813 per share, and accordingly, as of December 31, 2003 additional options covering 145,000 shares of Common Stock could be granted under such option plan.

     The 1993 Stock Option Plan. The 1993 Stock Option Plan was adopted by the Board of Directors in February 1993, was approved by the Company’s stockholders, and terminated on February 23, 2003. Of the 5,000,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2003, options covering 2,817,497 shares of Common Stock have been exercised, options covering 416,495 shares of Common Stock have expired, and options to acquire an aggregate of 1,766,008 shares of Common Stock (1,757,758 of which were exercisable at December 31, 2003) were outstanding at exercise prices ranging from $0.445 to $22.50.

     The Computerware Stock Option Plan. The Computerware Stock Option Plan was adopted by the Board of Directors in February 1995, was approved by the Company’s stockholders, and terminates on February 5, 2005. Of the 1,000,000 shares of Common Stock reserved for issuance under the Computerware Stock Option Plan, options totaling 1,000,000 shares have been granted at an exercise price of $4.00 per share, 414,000 of which have been exercised as of December 31, 2002, and 586,000 of which were exercisable as of December 31, 2003.

     The 1996 Stock Option Plan. The 1996 Stock Option Plan was adopted by the Board of Directors in August 1996, was approved by the Company’s stockholders and terminates on August 19, 2006. Of the 2,400,000 shares of Common Stock reserved for issuance under the 1996 Stock Option Plan, as of December 31, 2003, options covering 774,040 shares of Common Stock have been exercised, and options to acquire an aggregate of 1,247,718 shares of Common Stock (912,969 of which were exercisable at December 31, 2003) were outstanding as of December 31, 2003, at exercise prices ranging from $0.08 to $22.50 per share, and accordingly, options covering 378,242 shares of Common Stock were available to be granted under such option plan as of that date.

     The 1997 Stock Option Plan. The 1997 Stock Option Plan was adopted by the Board of Directors in April 1997, initially amended in February 1998, and approved by stockholders at the 1998 Annual Meeting. The 1997 Stock Option Plan also was amended in March 1999 to increase the shares covered by 1,000,000 (to a total of 3,000,000 shares) and, as amended, was approved by the stockholders at the 1999 Annual Meeting. Of the 3,000,000 shares reserved for issuance thereunder, as of December 31, 2003, options covering 439,504 shares of Common Stock have been exercised and options to acquire an aggregate of 2,271,713 shares of Common Stock (1,214,413 of which were exercisable at December 31, 2003) were outstanding at exercise prices ranging from $0.08 to $5.75 per share, and accordingly, options covering 288,783 shares of Common Stock were available to be granted under such option plan as of that date.

     The 2000 Stock Option Plan. The 2000 Stock Option Plan was adopted by the Board of Directors in March 2000, was approved by the Company’s stockholders, and terminates on March 21, 2010. Of the 2,750,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2003, options covering 10,000 shares of Common Stock have been exercised, options to acquire an aggregate of 2,400,838 shares of Common Stock were outstanding (1,060,061 of which were exercisable at December 31, 2003) at exercise prices ranging from $0.08 to $6.1563 per share, and accordingly, options covering 339,162 shares of Common Stock were available to be granted under such option plan as of that date.

     The 2001 Stock Option Plan. The 2001 Stock Option Plan was adopted by the Board of Directors in November 2000 and was amended and restated to provide for greater flexibility with respect to option agreement provisions related to the vesting of options following an optionee’s termination of employment by reason of a termination without cause, and was approved by the Company’s stockholders in May 2001. The 2001 Stock Option Plan terminates on November 10, 2010. Of the 2,400,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2003, options covering 59,950 shares of Common Stock have been exercised, options to acquire an aggregate of 1,939,150 shares of Common Stock (895,537 of which were exercisable at December 31, 2003) were outstanding at exercise prices ranging from $0.08 to $1.68 per share, and accordingly, options covering 400,900 shares of Common Stock were available to be granted under such option plan as of that date.

     The 2002 Stock Option Plan. The 2002 Stock Option Plan was adopted by the Board of Directors in June 2001 and was approved by the Company’s stockholders on June 12, 2002. The 2002 Stock Option Plan terminates on June 11, 2011. Of the 1,800,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2003, options to acquire an aggregate of 991,400 shares of Common Stock (470,412 of which were exercisable at December 31, 2003) were outstanding at exercise prices ranging from $0.08 to $1.68 per share, and accordingly, options covering 808,600 shares of Common Stock were available to be granted under such option plan as of that date.

Change of Control Feature

     Generally, all option agreements under the Stock Option Plans, including those relative to the Named Executive Officers, contain provisions requiring the cash payment of the value of the options (represented by the difference between the option exercise price and the then-current fair market value of the underlying Common Stock), in some instances upon certain defined changes in control or sales of substantially all of the Company’s assets. Such changes of control also may trigger, in certain cases, acceleration of the exercisability of certain options, which may occur if the Company is reorganized, consolidated or merged with another company and the Company is not the surviving company, or if 50% or more of the shares of the capital stock of the Company which are then issued and outstanding are purchased by a single person or entity.

Option Grants In 2003

     Shown below is information relating to grants of stock options pursuant to the Stock Option Plans during the year ended December 31, 2003 to the Named Executive Officers. Such grants also are reflected in the Summary Compensation Table above.

Potential Realizable Value

	Individual Grants					Potential Realizable Value
						At Assumed Annual
		% of Total	Exercise			Rates of Stock Price
	No. of	Granted To	or Base			Appreciation for the
	Securities Underlying	Employees In Fiscal	Price ($ per	Grant	Expiration	Option Term (3)
Name	Options	Year	share)(1)	Date	Date	5%	10%
Robert J. Crowell (4)	357,142	8.77	$0.297 (2)	05/21/03	05/21/08	$135,000	$171,000
	48,858	1.05	$0.27	05/21/03	05/21/13	$19,000	$30,000
John E. Halnen (4)	275,000	6.76	$0.27	05/21/03	05/21/13	$121,000	$193,000
Melinda F. Ellett (5)	75,000	1.84	$0.08	03/25/03	03/25/13	$10,000	$16,000

(1)	This price represents the fair market value at the date of grant pursuant to the terms of the Company’s Stock Option Plans, except for (2) below.

(2)	This price represents 110% of the fair market value at the date of grant pursuant to the terms of the Stock Option Plans.

(3)	Potential Realizable Value is based on certain assumed rates of appreciation pursuant to rules prescribed by the Securities and Exchange Commission (the “Commission”). Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Commission, Potential Realizable Value is based upon the exercise price of the options.

(4)	The options granted to Messrs. Crowell and Halnen vest in full on May 21, 2004.

(5)	The options granted to Ms. Ellett vest as follows: 30,000 on March 25, 2004; 22,500 on March 25, 2005 and 22,500 on March 25, 2006.

Fiscal Year-End Option Value Table

     The following table shows the number of shares of Common Stock acquired during 2003 by the exercise of options and the related value realized, as well as the number of shares of Common Stock and values represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 2003. The value of unexercised in-the-money options at December 31, 2003 is calculated using the $0.20 per share closing price of such shares on that date. See note (2) below.

			Number of Securities		Value of Unexercised
			Underlying		In The Money
			Unexercised Options at		Options At
	Shares Acquired on	Value	December 31, 2003		December 31, 2003(1)(2)
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert J. Crowell	—	—	2,798,587	451,899	—	—
John E. Halnen	—	—	1,138,249	287,250	—	—
Melinda F. Ellett	—	—	226,525	150,725	—	9,000

(1)	Options are “in-the-money” if the fair market value of the Common Stock exceeds the exercise price.

(2)	Represents the total gain which would be realized if all in-the-money options beneficially held at December 31, 2003 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $0.20, the closing sale price per share of the Company’s Common Stock on the OTCBB Market on December 31, 2003.

Executive Profit Performance Bonus Plan

     At the Company’s 1998 Annual Meeting, the stockholders approved the Elcom International, Inc. Executive Profit Performance Bonus Plan For Executive Officers (the “Executive Performance Plan”) which was approved by the Board of Directors in September 1997. The Executive Performance Plan covers, for a fiscal year, those persons who, on the ninetieth day of that particular fiscal year, are the executive officers of the Company (“Executive Officers”). As such, the number of people covered will generally be limited to no more than ten, and in order to participate in the Executive Performance Plan, the Executive Officer must be employed as of March 30th of the calendar year and must be awarded a participation (also by March 30th) by the Compensation Committee of the Board of Directors (the “Committee”).

     The Executive Performance Plan provides for incentive compensation payments (limited in amount to the lesser of: (a) two times the executive’s base salary or (b) one million dollars) to be made to covered Executive Officers based upon the increase in the Company’s reported operating income (or reduction in operating loss) over the prior year. Accordingly, the Board of Directors believes that the Executive Performance Plan provides a substantial incentive to those Executive Officers in the best position to affect the Company’s operating performance and that substantial benefits will accrue to the Company from granting participations in the Executive Performance Plan. Such participations afford the Executive Officers a substantial incentive to enhance the value of the Company’s Common Stock through their own efforts in improving the Company’s operating results. The granting of participations also is expected to be instrumental in attracting and retaining key executives. Accordingly, the Company will, from time to time, grant participations to such Executive Officers as may be selected to participate in the Executive Performance Plan in accordance with the terms thereof. Although, the Company’s reported operating profit improved from 2002 to 2003 (i.e. the operating loss decreased), no payments were made to Executive Officers for 2003 in respect of the Executive Performance Plan.

     The Executive Performance Plan is administered by the Compensation Committee of the Board, presently comprised of Messrs. Harries, Ortiz and Smith. Members of the Committee must be persons who qualify as “outside directors” under Section 162(m) of the Internal Revenue Code and who are “non-employee directors” under Rule 16(b)(3) of the Securities Exchange Act of 1934.

     Through December 31, 2000, the Executive Performance Plan was not permitted to be terminated or amended in any way that would adversely impact any current participant, without such participant’s written consent. Thereafter, the Board of Directors or the Committee may amend or terminate the Executive Performance Plan. The participants have waived participation in the Executive Performance Plan for calendar year 2003. For fiscal year 2004, Mr. Crowell and Mr. Halnen each will participate in the Executive Performance Plan with a 50% and 25% participation interest respectively.

     The Elcom International, Inc. Key Personnel Profit Performance Plan (the “Key Personnel Performance Plan”), which is designed to operate in conjunction with the Executive Performance Plan, is intended to provide a substantial incentive to key personnel who are not Executive Officers, but who can, in the performance of their duties, affect the Company’s operating results.

The Key Personnel Performance Plan Bonus Pool is limited to that portion of the 20% Bonus Pool (as defined in the Key Personnel Performance Plan) calculated under the terms of the Executive Performance Plan less payments under the Executive Performance Plan. Accordingly, the bonus pool available under the Key Personnel Performance Plan is generally limited to that portion of the 20% Bonus Pool calculated under the Executive Performance Plan, which is either unallocated to Executive Officers or is in excess of the payment limitations under the Executive Performance Plan (the annual payment to any one individual is limited in amount to the lesser of: (a) two times the executive’s base salary or (b) one million dollars). Thus, based on existing allocations under the Executive Performance Plan, for 2002 approximately 65% of any Bonus Pool would have been available for award under the Key Personnel Performance Plan. The terms and administration of the Key Personnel Performance Plan generally correspond to those of the Executive Performance Plan, except that in the case of the Key Personnel Performance Plan, the annual payout to any one participant is limited to the lesser of $500,000 or two times the participant’s base salary. The Compensation Committee controls participation in the Key Personnel Performance Plan. No payments were made under the Key Personnel Performance Plan with respect to the calendar year 2003.

Employment Contracts

     Effective June 20, 2002, the Company entered into an Amended and Restated Employment Agreement with Robert J. Crowell, which was amended effective as of April 16, 2004, (the “2002 Crowell Agreement”) replacing the Employment Agreement between the Company and Mr. Crowell entered into in 1997. Pursuant to the 2002 Crowell Agreement, Mr. Crowell has been retained for a term ending June 20, 2006 as the Chairman and Chief Executive Officer of the Company. Mr. Crowell had voluntarily suspended portions of his compensation during 2001, 2002, and 2003 (see Footnote (2) to the “Summary Compensation Table”). The 2002 Crowell Agreement was amended and his annual base salary was reduced to $364,000 effective April 16, 2004, from the original annual base salary of $525,000. Mr. Crowell also may be awarded a quarterly bonus of up to $37,500 based upon the Compensation Committee’s evaluation of his performance. (see “Summary Compensation Table”). The 2002 Crowell Agreement provides that Mr. Crowell is entitled to participate in all Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company, and that Mr. Crowell will have a minimum rate of 50% participation in the Executive Performance Plan Bonus Pool, see “Executive Profit Performance Bonus Plan”. Under the 2002 Crowell Agreement, Mr. Crowell is also entitled to receive an annual option grant to purchase at least 400,000 shares of the Company’s Common Stock under the Company’s Stock Option Plans to be made no later than July of each year. The options will be exercisable as determined by the Compensation Committee, and, to the maximum extent allowable, shall be ISO’s.

     If Mr. Crowell’s employment with the Company should terminate because of a disability (as defined) he becomes entitled to receive (i) a payment equal to two years’ each of base salary plus maximum potential bonus, payable in 24 equal monthly installments, and (ii) health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. If Mr. Crowell’s employment with the Company should terminate other than for cause (as defined in the agreement) or upon Mr. Crowell’s resignation for good reason (as defined) after a change in control (as defined in the agreement) he becomes entitled to receive (i) a severance payment equal to 2.99 times his base salary plus maximum potential bonus, payable 50% upon Mr. Crowell executing a release in favor of the Company and 50% payable in twelve equal monthly installments, (ii) all of Mr. Crowell’s stock options shall become immediately vested and exercisable, and (iii) health, dental benefits and group term life insurance for a three year period following termination of employment with the Company. For purposes of calculating any such payment, Mr. Crowell’s base salary and maximum potential bonus shall be calculated without giving effect to any reduction in his base salary that might have occurred after a change in control of the Company.

     Effective June 20, 2002, the Company entered into an Employment Agreement with John E. Halnen, which was amended on March 9, 2004, (the “Halnen Agreement”) and an Employment Agreement with Peter A. Rendall (the “Rendall Agreement”). Together, the Halnen Agreement and the Rendall Agreement are referred to herein as the “Employment Agreement”. Pursuant to the Halnen Agreement, Mr. Halnen was retained for a term ending June 20, 2005 as the President and Chief Operating Officer of the Company. During the term, Mr. Halnen is entitled to receive a base salary of $225,000 per year, unless Mr. Halnen voluntarily agrees to a reduction in his base salary, and shall have the opportunity to receive an annual bonus of up to $75,000, payable quarterly, see footnote to the “Summary Compensation Table”. Pursuant to the Rendall Agreement, Mr. Rendall was retained for a term ending June 20, 2005 as the Chief Financial Officer of the Company. During the term, Mr. Rendall was entitled to receive a base salary of $240,000 per year, unless Mr. Rendall voluntarily agreed to a reduction in his salary, see “Summary Compensation Table”. Mr. Rendall voluntarily left the Company on March 7, 2003 and his termination provisions were not triggered.

     The Halnen Agreement provides that Mr. Halnen is entitled to participate in all Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company, and that Mr. Halnen will have a minimum rate of 25% participation in the Executive Performance Plan Bonus Pool, see “Executive Performance Bonus Plan”. Under the Halnen Agreement, Mr. Halnen also is entitled to receive an annual option grant to purchase at least 200,000 shares of the Company’s common stock under the Company’s Stock Option Plans to be made no later than July of each year. The options will be exercisable as determined by the Compensation Committee, and, to the maximum extent allowable, shall be incentive stock options.

     If Mr. Halnen’s employment with the Company should terminate because of a disability (as defined in the agreement) Mr. Halnen shall become entitled to receive (i) a payment equal to twelve months’ base salary plus his maximum potential bonus, payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen’s employment with the Company should terminate other than for cause (as defined in the agreement), Mr. Halnen shall become entitled to receive (i) a severance payment equal to twelve months’ base salary plus his maximum potential bonus payable in twelve equal monthly installments or, if, at the time of such termination, Mr. Crowell is no longer Chairman and Chief Executive Officer of the Company, then such severance payment shall be equal to eighteen months base salary plus his maximum potential bonus, payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen’s employment with the Company should terminate other than for cause (as defined in the agreement), following a change in control (as defined in the agreement) Mr. Halnen shall be entitled to receive (i) a severance payment equal to the greater of his base salary plus his maximum potential bonus for the remainder of the term of the Halnen Employment Agreement or his base salary plus his maximum potential bonus for two years, payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in 24 equal monthly installments, (ii) all of Mr. Halnen’s stock options shall become immediately vested and exercisable, and (iii) Mr. Halnen shall become entitled to receive health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. For purposes of calculating any such payment, Mr. Halnen’s base salary and maximum potential bonus shall be calculated without reference to any voluntary reductions then in effect.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The following report of the Compensation Committee describes the philosophy, objectives and components of the Company’s executive compensation programs for 2003 and discusses the determinations concerning the compensation for the Chief Executive Officer for 2003.

     The members of the Compensation Committee are William W. Smith, Richard J. Harries, Jr., and John W. Ortiz. Each of Messrs. Smith, Harries and Ortiz is an “independent director”, as defined under NASDAQ listing standards.

Compensation Philosophy

     In reviewing and overseeing the Company’s compensation programs, the Compensation Committee adheres to a compensation philosophy which provides executive compensation programs that are designed to: (i) attract and retain key executives crucial to the long-term success of the Company; (ii) relate to the achievement of operational and strategic objectives; and (iii) be commensurate with each executive’s performance, experience and responsibilities. In making its recommendations concerning salaries and awards under compensation plans, the Committee considers the financial condition and operational performance of the Company during the prior year, the Company’s success in achieving strategic objectives that may have a long-term beneficial effect on the Company’s results of operations and financial condition, and its assessment of the contributions of the individual executive officer to the Company’s performance and to the achievement of its strategic objectives. The Committee, however, has not specifically focused on the compensation levels of executives in peer group companies in making compensation decisions. Historically, the Committee has not relied extensively on objective criteria in measuring individual performance and its decisions concerning compensation are primarily based on subjective decisions concerning the appropriate levels of compensation.

Compensation Program

     As a means of implementing these compensation philosophies and objectives, the Company’s compensation program for executive officers consists of the following primary elements: salary, participation in the Company’s Stock Option Plans, and participation in the Executive Performance Plan. These particular elements are further explained below.

     Salaries — Salary levels for executive officers reflect the Committee’s subjective judgments of appropriate salaries in light of the duties and responsibilities inherent in the executives’ respective positions. The particular qualifications of an individual being considered for a position and his or her level of experience are considered in establishing a salary level when an individual is first appointed to a given position. The performance and contribution of the individual to the Company, as well as Company performance, are the primary criteria influencing salary administration. Salaries of executive officers are generally reviewed each year. In many instances, the primary factor in setting salary levels was the Company’s desire to provide compensation in amounts sufficient to induce these individuals to join or remain with the Company.

     Stock Options — The Company uses stock options as a long-term incentive program for executives, management and employees. Stock options are used because they directly relate the amounts earned by the executive to the amount of appreciation realized by the Company’s stockholders over comparable periods. Stock options also provide executives with the opportunity to acquire and build a meaningful ownership interest in the Company. The Committee considers possible grants of stock options throughout the year. In determining the number of options awarded to an individual executive, the Committee generally establishes a level of award based upon the position of the individual, his or her level of responsibility and length of service. The Committee also considers (without assigning any particular weight) amounts of base salary and/or bonus payments which executives and other personnel may elect to forgo, in determining the quantity of options to be granted.

     Executive Performance Plan and Bonuses – The Executive Performance Plan and potential bonuses reflect the Committee’s desire to provide the Company’s executives an opportunity to earn bonuses based upon actual reported improvements in the Company’s performance and/or subjective assessments of an executive’s performance. Accordingly, the Committee believes that the Executive Performance Plan and potential bonuses provides substantial incentives to the executives who are in the best position to affect the Company’s operating performance. The Committee believes that by granting participation in the Executive Performance Plan and/or providing bonus opportunities, the executives will have a substantial incentive to enhance the value of the Company’s Common Stock through their own efforts in improving the Company’s operating profitability.

     Benefit Programs — The executive officers also participate in various welfare and benefit programs that are generally made available to all salaried employees. Executive officers also receive certain traditional perquisites, which are customary for their positions.

Chief Executive Officer Compensation

     The compensation arrangements for Mr. Crowell with respect to the 2003 fiscal year were primarily based upon the terms of his employment contracts with the Company, as described under “Executive Compensation—Employment Contracts.” Pursuant to the 2002 Crowell Agreement, Mr. Crowell is entitled to an annual minimum base salary of $525,000, which was reduced to $364,000 effective April 16, 2004. In order to assist the Company in conserving cash, Mr. Crowell voluntarily reduced his cash compensation at various times in 2001, 2002 and 2003. Such reductions amounted to approximately $135,000 in 2002 and $257,000 in 2003. In April 2003, Mr. Crowell received a $187,000 repayment of certain deferred base compensation amounts, which he invested in the Company’s Debentures. Mr. Crowell also received withholding and estimated income taxes of $32,000, which were paid to the appropriate tax authorities. These amounts ($219,000) are included in the Summary Compensation Table for 2003. Mr. Crowell also invested an additional $263,000 of cash in the Company’s Debentures (see “Transactions With Management”). As of December 31, 2003, Mr. Crowell has deferred a net aggregate of $173,000 in base compensation, which may be paid to Mr. Crowell depending upon the success of future operations. Through April 16, 2004, Mr. Crowell’s 2004 cash compensation paid totaled $10,000. The Company reinstated Mr. Crowell’s cash compensation in accordance with the 2002 Crowell Agreement to the level of $364,000 per year, effective April 19, 2004. The 2002 Crowell Agreement originally provided for annual base compensation of $525,000, much of which was deferred as described herein through April 16, 2004, when the annual base compensation was reduced to $364,000. The Compensation Committee did not conduct any official surveys of competitive, industry or revenue peer groups, but believed that, over the course of negotiation on the 2002 Crowell Agreement, that this annual base salary in 2003 was fair and reasonable given the position of the Company and Mr. Crowell’s responsibilities.

     In addition, the 2002 Crowell Agreement provides that Mr. Crowell is entitled to participate in all of the other Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company and that he participates in the Executive Performance Plan at a minimum rate of 50% of any bonus pool generated by such plan. Under the 2002 Crowell Agreement, Mr. Crowell also is entitled to receive annual grants of options under the Company’s Stock Option Plans of no less than 400,000, to be made no later than July of each year, under terms to be determined by the Compensation Committee.

Section 162(m)

     Section 162(m) of the Internal Revenue Code (the “Section”) disallows a tax deduction for any publicly traded company for individual compensation exceeding $1 million in any year for any of the Named Executive Officers, unless the compensation is performance-based or otherwise meets an applicable exemption. Since the aggregate compensation of each of the Company’s executive officers is below the $1 million threshold and since the Committee believes that options granted under the Company’s Stock Option Plans generally will meet the performance based provisions under the Section, the Committee currently believes that the Section will not reduce the tax deduction available to the Company for compensation paid in 2003 to the Company’s executive officers.

Compensation Committee
William W. Smith, Chairman
Richard J. Harries, Jr.
John W. Ortiz

Compensation Committee Interlocks And Insider Participation

     The Company’s Compensation Committee is currently composed of Messrs. Harries, Ortiz, and Smith. No current member of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. No interlocking relationship exists between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company. During 2003, Mr. Smith invested $350,000 in the Company’s Convertible Debentures. See “Transactions with Management.”

PERFORMANCE GRAPH

     Set forth below is a line graph and a table of the related underlying data comparing the percentage change in the cumulative total stockholders’ return on the Company’s Common Stock against the cumulative total return of the Total Return Index for The Nasdaq Stock Market — U.S. and Foreign (“Nasdaq Total”), and the index for Nasdaq Computer and Data Processing Services Stocks (“Industry”) for the period beginning on December 31, 1999 and as of the last trading day on the Nasdaq or OTCBB, as applicable, in each calendar year thereafter through 2003. The Industry index includes all Nasdaq listed securities with a Standard Industrial Classification (SIC) of 737. The graph assumes that the value of an investment in the Common Stock of Elcom International, Inc., at the average of its high and low price, and each index was $100 on December 31, 1999 and that all dividends, if any were reinvested.

Comparison of the Common Stock of Elcom International, Inc. (“The Company”),
The Total Return Index for The Nasdaq Stock Market - U.S. and Foreign (“Nasdaq Total”), And
The Index for Nasdaq Computer and Data Processing Services Stocks (SIC Code 737) (“Industry”)

	12/31/1999	12/29/2000	12/31/2001	12/31/2002	12/31/2003
The Company	100	4	4	1	1
Nasdaq Total	100	60	48	33	49
Industry	100	46	37	25	34

Item 12. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2003 with respect to compensation plans maintained by the Company under which equity securities of the Company are authorized for issuance:

Number of securities
	Number of securities			remaining available for
	to be issued			future issuance under
	upon exercise of		Weighted-average	equity compensation
	outstanding		exercise price of	plans (excluding
	options,		outstanding options,	securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,297,827	(1)(2)	$1.89	2,360,687	(2)(3)
Equity compensation plans not approved by security holders	—		—	—
Total	11,297,827		$1.89	2,360,687

(1)	Includes shares of Common Stock to be issued upon the exercise of options outstanding as of December 31, 2003, under the following Company Stock Option Plans: The Director Plan, 95,000; The 1993 Stock Option Plan, 1,766,008; The Computerware Stock Option Plan, 586,000; The 1996 Stock Option Plan, 1,247,718; The 1997 Stock Option Plan, 2,271,713; The 2000 Stock Option Plan, 2,400,838; The 2001 Stock Option Plan, 1,939,150; and The 2002 Stock Option Plan, 991,400.

(2)	All outstanding options are subject to adjustments for stock splits, stock dividends, recapitalizations, and other similar transactions or events.

(3)	Reflects options covering shares of Common Stock which may be issued, under the following Company Stock Option Plans: The Director Plan, 145,000; The 1996 Stock Option Plan, 378,242; The 1997 Stock Option Plan, 288,783; The 2000 Stock Option Plan, 339,162; The 2001 Stock Option Plan, 400,900; and The 2002 Stock Option Plan, 808,600.

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

     The following table sets forth the beneficial ownership of Common Stock as of April 16, 2004 by (i) each Director of the Company, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer of the Company at the end of the fiscal year, as well as the individuals that were executive officers during the year ended December 31, 2003, (iii) all Directors and executive officers as a group, and (iv) each person or group known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. All information with respect to beneficial ownership has been furnished by the respective Director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name.

Directors and Executive Officers and	Number of Shares	Percentage of
Other Beneficial Owners(2)	Beneficially Owned (1)	Common Stock (1)
Class I Director - Term expires at the 2005 Annual Meeting
John E. Halnen (3)	1,426,299	2.3%
John W. Ortiz (4)	54,625	*
Class II Director - Term expires at the 2006 Annual Meeting
Richard J. Harries, Jr. (4)	54,625	*
Class III Directors - Term expires at the 2004 Annual Meeting
Robert J. Crowell (5)	7,136,295	11.1%
William W. Smith (4)(6)	53,075	*
Named Executive Officers
Peter A. Rendall (7)	—	*
Scott M. Soloway (7)	—	*
Melinda F. Ellett (4) (8)	309,450	*
All Directors And Executive Officers as a Group (6 Persons)(9)	9,034,370	13.6%

*	Less than 1%.

(1)	In accordance with Securities and Exchange Commission rules, each beneficial owner’s holdings have been calculated assuming full exercise of all outstanding options and warrants to acquire Common Stock, regardless of the option price, which are exercisable by such owner within 60 days after April 16, 2004, while assuming no exercise of outstanding options and warrants covering Common Stock held by any other person.

(2)	For purposes hereof, the address of the Company’s Directors and executive officers is the same as that of the Company: 10 Oceana Way, Norwood, Massachusetts 02062.

(3)	Mr. Halnen is a Director and President and Chief Operating Officer of the Company. Mr. Halnen’s Common Stock ownership is comprised of 800 shares held in an Individual Retirement Account and 1,425,499 shares, which he has the right to acquire at various prices within 60 days of April 16, 2004 through the exercise of stock options. See “Executive Compensation – Option Grants in 2003, and Fiscal Year End Option Value Table.” During 2003, Mr. Halnen invested $60,000 in the Company’s Convertible Debentures, as described elsewhere herein. After April 23, 2005 (or earlier in certain circumstances) Mr. Halnen may convert his debenture into 481,542 shares of Common Stock, which shares are not included in Mr. Halnen’s beneficial ownership in the accompanying table.

(4)	This number represents shares of Common Stock which can be acquired through the exercise of options that are exercisable by the owner regardless of the option price, within 60 days of April 16, 2004.

(5)	Mr. Crowell is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Crowell’s Common Stock ownership is comprised of 3,636,742 shares which he owns directly (including 110,000 shares in a retirement plan account); 188,401 shares held in a revocable trust for the benefit of one of Mr. Crowell’s daughters, for which Mr. Crowell serves as Trustee; 121,616 shares held by the Crowell Educational Foundation with respect to which Mr. Crowell shares the power to vote and dispose of and 3,189,537 shares which he has the right to acquire at various prices within 60 days of April 16, 2004 through the exercise of stock options. See “Executive Compensation – Option Grants in 2003, and Fiscal Year End Option Value Table.” During 2003, Mr. Crowell invested $450,000 in the Company’s Convertible Debentures, as described elsewhere herein. After April 23, 2005 (or earlier in certain circumstances), Mr. Crowell may convert these Debentures into 3,611,557 shares of Common Stock, which shares are not included in Mr. Crowell’s beneficial ownership in the accompanying table.

(6)	During 2003, Mr. Smith invested $350,000 in the Company’s Convertible Debentures, as described elsewhere herein. After April 23, 2005 (or earlier in certain circumstances), Mr. Smith may convert these Debentures into 2,808,989 shares of Common Stock, which shares are not included in Mr. Smith’s beneficial ownership in the accompanying table.

(7)	As of March 7, 2003, and March 25, 2003, Messrs. Rendall and Soloway voluntarily left the employ of the Company and their respective options terminated as of their last day of employment.

(8)	Ms. Ellett was elected as Secretary by the Board of Directors on April 2, 2003.

(9)	Includes 5,086,811 shares of Common Stock which the Directors and executive officers of the Company have the right to acquire within 60 days of April 16, 2004 through the exercise of stock options.

Item 13. Certain Relationships and Related Transactions

Transactions with Management

     On April 23, 2003, the Company closed a private placement to accredited investors (the “Private Placement”) of ten-year 10% Senior Convertible Debentures (the “Debentures”), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company’s Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000 (collectively, the “Inside Investors”). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. The Company also paid estimated income and withholding taxes on such amounts of $32,000 on behalf of Mr. Crowell and $39,000 on behalf of Mr. Halnen. In addition, Smith and Williamson LLC (U.K.) and other Elcom stockholders in the U.K. invested $239,000. Inside Investors are considered related parties and invested a total of $710,000 in the Company via purchases of Debentures.

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

     To date, Inside Investors have invested an aggregate of $910,000 of the $1,264,000 invested in the Company via the purchases of Debentures.

     The Debentures carry a 10% interest rate, which is payable in cash or payment in-kind. Interest is due annually, in arrears, commencing April 23, 2004 and October 16, 2004. The principal amount is due at maturity on April 23, 2013. The Company has accrued $104,000 in interest expense for these Debentures as of March 31, 2004, and currently plans to satisfy the 2004 interest obligations with a payment in-kind of Debentures.

     The Debentures are collateralized by a security interest in substantially all of the Company’s assets for a two-year period ending April 23, 2005. They are convertible into common stock of the Company at a conversion price of $0.1246 per share, subject to anti-dilution clauses. The Debentures are convertible at the election of the holder at any time commencing on April 23, 2005 through April 23, 2013. However, if the Company has two sequential quarters of profitability with respect to continuing operations, the Holder may convert the Debentures at his option. The Holders also have certain registration rights upon conversion.

     The Company has the right to convert the Debentures upon the occurrence of a change of control, as defined in the agreement, or at the Company’s option, as of April 23, 2007, or subsequent thereto upon written notice to the investors. The Debentures are convertible into 10,146,474 shares of common stock.

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

Item 14. Principal Accounting Fees and Services

     The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s independent auditors. In addition, the Audit Committee must preapprove all audit and non-audit services performed by the Company’s independent auditors. The Audit Committee’s activities are governed by a written charter adopted by the Board of Directors.

     Fees for services rendered by the Company’s Independent Public Accountants for the last two fiscal years were:

	2002	2003
	(in thousands)
Audit fees	$225	$79
Audit related fees	22	—
Tax services	85	—
All Other Fees	—	2

Total fees	$332	$81

Audit Fees

     VCC has billed the Company $79,000 for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2003, the reviews of interim financial statements included in the Company’s Forms 10-Q filed during the year ended December 31, 2003, and for consultation relating to accounting matters.

     KPMG billed the Company $225,000 for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2002, the reviews of interim financial statements included in the Company’s Forms 10-Q filed during the year ended December 31, 2002, and for consultation relating to accounting matters.

     KPMG has also billed the Company $32,000 for reviews of interim financial statements included in the Company’s Forms 10-Q filed during the year ended December 31, 2003 and $59,000 for work related to issuance of their consent to inclusion of their opinion on the Company’s 2001 and 2002 financial statements in the Company’s 2003 Form 10-K.

Audit Related Fees

     KPMG has billed the Company $22,000 for 2002 audit related fees for audits of employee benefit plans and for certain statutory audits in the United Kingdom.

Tax Fees

     KPMG has billed the Company $85,000 for 2002 tax planning and preparation services.

All Other Fees

     Other fees for 2003 of $2,000 were paid to VCC for certain specific procedures performed by VCC to assist the Company in investigating check fraud committed by a former employee and designing enhanced internal controls.

     No other fees were paid to KPMG relative to 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELCOM INTERNATIONAL, INC.
(Registrant)

By:	/s/ ROBERT J. CROWELL

Robert J. Crowell
Chairman and Chief Executive Officer

Date: April 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ ROBERT J. CROWELL Robert J. Crowell	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 26, 2004

/s/ KATHRYN A. MONACO Kathryn A. Monaco	Chief Accounting Officer (Principal Financial Officer)	April 26, 2004

/s/ JOHN E. HALNEN John E. Halnen	President, Chief Operating Officer and Director	April 26, 2004

/s/ WILLIAM W. SMITH William W. Smith	Vice Chairman and Director	April 26, 2004

/s/ RICHARD J. HARRIES JR. Richard J. Harries Jr.	Director	April 26, 2004

/s/ JOHN W. ORTIZ John W. Ortiz	Director	April 26, 2004