Form 10-K/A
period 2003-12-31
ELCOM INTERNATIONAL INC
filed 2004-05-10
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27376

ELCOM INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	04-3175156

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

TABLE OF CONTENTS

Item 1. Business
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 10. Directors and Executive Officers of the Company
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
PART I
PART II
STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
PART III
Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
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
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2003 ANNUAL REPORT ON THE FORM 10-K INDEX TO SCHEDULE
INDEPENDENT AUDITORS’ REPORT
INDEPENDENT AUDITORS’ REPORT
VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX
EX-23.3 CONSENT OF VITALE, CATURANO & COMPANY
EX-31.1 SECT. 302 CERTIFICATION OF C.E.O.
EX-31.2 SECT. 302 CERTIFICATION OF C.F.O.
EX-32.1 SECT. 906 CERTIFICATION OF C.E.O.
EX-32.2 SECT. 906 CERTIFICATION OF C.F.O.

EXPLANATORY NOTE

     Elcom International, Inc. (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the period ended December 31, 2003, filed with the Securities and Exchange Commission on March 29, 2004 and amended on April 27, 2004, to (a) amend and restate the Independent Auditors’ Reports on the Company’s 2003 Consolidated Financial Statements and related Consolidated Financial Statement Schedule which, as a result of the recent sale of Common Stock, no longer include a “going concern” qualification, (b) amend and restate certain notes to the Company’s 2003 Consolidated Financial Statements and certain other items to reflect the recent sale of Common Stock and removal of the “going concern” qualification, and (c) amend and restate certain disclosures required under Item 10. Directors and Executive Officers of the Company.

     The filing of this amended Form 10-K shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

Amended Items

     We hereby amend the following items, financial statements, exhibits or other portions of our Annual Report on Form 10-K for the year ended December 31, 2003, as set forth herein. This amendment reflects the changes discussed above. All other information is unchanged and reflects the disclosures made at the time of the original filing on March 29, 2004, as amended on April 27, 2004.

     The amended items are as follows:

Item 1. Business

     The information set forth under the caption “Business” is amended to read in its entirety as set forth on pages 1 through 5.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

     The information set forth under the caption “Market for Registrant’s Common Equity and Related Stockholder Matters” is amended to read in its entirety as set forth on pages 5 through 7.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

     The information set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” is amended to read in its entirety as set forth on pages 9 through 17.

Item 10. Directors and Executive Officers of the Company

     The information set forth under the caption “Directors and Executive Officers of the Company” is amended to read in its entirety as set forth on pages 19 through 20.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     The list of exhibits set forth in, and incorporated by reference from, the Exhibit Index, is amended to include the following exhibits, filed herewith.

23.3 31.1 31.2 32.1 32.2	Consent of Vitale, Caturano & Company PC
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

Independent Auditors’ Reports

     The reports of the Company’s Independent Auditors on the Company’s 2003 Consolidated Financial Statements and on Schedule II, thereto, are amended to read in their entirety as set forth on pages F-2 and S-2, respectively.

Notes to Consolidated Financial Statements

     The information set forth under the caption “Elcom International, Inc. and Subsidiaries Notes to Consolidated Financial Statements” is amended to read in its entirety as set forth on pages F-8 through F-27.

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

      On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K., with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Convertible Debentures of $0.1246 per share. See Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters — Recent Sale of Unregistered Securities — Common Stock Sold Under Regulation S. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements.

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

Recent Sale of Unregistered Securities — Common Stock Sold Under Regulation S

      On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM”). The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K., with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements.

      The Regulation S Shares were issued in reliance on the exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S of the Act and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulation S Shares will be “restricted securities,” as the term is defined under Rule 144 promulgated under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person pursuant to Rule 144. The Regulation S Shares trade on the AIM exchange and will not commingle with the Company’s stock traded on the OTCBB until and unless the Company registers the Regulation S Shares with the SEC or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

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

      After the divestitures of the Company’s IT products businesses in the U.S. and U.K. subsequent to the September 11, 2001 terrorist attacks, the overall economy slowed substantially in the U.S. and the Company’s business became generally static in the U.S. The Company did not consummate any new customer agreements in the U.S. during 2003. Management believes that generating new clients was effectively precluded due to the Company’s weak balance sheet and going concern audit opinion, which was first issued in March 2002. Further, most of the Company’s channel partners were unwilling to expand existing initiatives until the Company was properly funded and the Company’s going concern audit opinion was resolved. The Company has been operating under severe cash limitations for several quarters, including voluntary cash salary suspensions from many employees. During the fourth quarter of 2003, the Company recorded the lowest expenses of any quarter in the last five years. The Company implemented multiple redundancies in its U.K. and U.S. software solutions businesses during 2002 and 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. and in anticipation of the sale of the Regulation S Shares.

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

      The Company has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit that raised substantial doubt about the Company’s ability to continue as a going concern. On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K., with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements. Accordingly, the Company now believes it has adequate funds to operate through the first quarter of 2005. See Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters — Recent Sale of Unregistered Securities — Common Stock Sold Under Regulation S.

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

      During fiscal 2003, the Company reduced its workforce and implemented salary reductions and cash salary suspensions to better align its operating expenses and cash disbursements with its revenue levels. The Company continues to explore ways to eliminate or reduce ongoing expenditures. At December 31, 2003, the Company’s principal sources of liquidity were cash and cash equivalents of $515,000 and accounts receivable of $1,027,000.

Sale of Regulation S Shares

      On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K., with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements and the Company believes it has adequate funds to operate through the first quarter of 2005.

Risk Factors Relating to Liquidity

      As of December 31, 2003, the Company had approximately $515,000 of cash and cash equivalents and had outstanding debt of approximately $2.4 million. The Company’s debt is comprised of a loan payable to CGEY of $1,113,000 (originally £625,000 or $983,000 and subsequently adjusted to $1,113,000 to account for changes in the pound to dollar conversation rate), and long term debt comprised of convertible subordinated debentures of $1.264 million. This net long term debt was recorded on the Company’s December 31, 2003 balance sheet as a net long term debt amount of $254,000 (initial investment of $1.264 million offset by approximately $1.0 million discount resulting from a beneficial conversion feature). See footnote 6(d) of the Consolidated Financial Statements. The loan from CGEY will be offset, during the first quarter of 2004, against the £625,000 ($1,113,000) due from CGEY in the first quarter of 2004 representing the fourth and final lump-sum payment under the contract with CGEY associated with the Scottish Executive. The Company has incurred $35.2 million of cumulative net losses for the three-year period ended December 31, 2003. Total stockholders’ equity decreased from $1.6 million at December 31, 2002 to a deficit of $2.7 million at December 31, 2003. Although the Company has recorded better quarterly operating results from continuing operations through fiscal 2003, the Company does not necessarily expect this trend to continue throughout fiscal 2004. The sequential quarterly increases in revenue generated by the license with CGEY associated with the Scottish Executive are expected to be at their highest point during the first quarter of 2004. The Company will use the proceeds from sale of the Regulation S Shares to support its liquidity requirements.

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

Outlook

      As evidenced by the continued reduction in SG&A expenditures in 2003, especially during the second half of the year, the Company’s implementation of cost containment programs has significantly reduced its expenses and cash requirements from previous levels. Although the Company has been able to reduce its operating expenses going forward, the Company expects that its operating loss from continuing operations may continue in 2004. The Company will use the proceeds from sale of the Regulation S Shares to support its ongoing working capital requirements. See “Risk Factors Relating to Liquidity” and “Sale of Regulation S Shares” above.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

      Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the Company’s $515,000 in cash and cash equivalents at December 31, 2003 and its history of ongoing operating losses; (ii) the overall marketplace and client’s acceptance and usage of eCommerce software systems, including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth, corporate demand for eProcurement and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; and (iv) other risks detailed from time to time in this Annual Report on Form 10-K and in its other SEC reports and statements, including particularly the Company’s “Risk Factors” contained in the prospectus included as part of the Company’s Registration Statement on Form S-3 filed on June 21, 2002. The Company assumes no obligation to update any of the information contained or referenced in this Annual Report on Form 10-K.

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

Audit Committee

     The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial control procedures and the adequacy of such internal control procedures. The Audit Committee is also responsible for pre-approving all audit and non-audit services performed by the Company’s independent auditors. Messrs. Smith (Chairman), Ortiz and Harries serve as the members of the Audit Committee. Each of the members of the Audit Committee is an “independent director”, as defined under NASDAQ listing standards. The Board of Directors has determined that Mr. Smith qualifies as an “audit committee financial expert,” as defined under Securities and Exchange Commission regulations. The Board of Directors also believes that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Committee. The Audit Committee has the authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

Code of Ethics

     On March 31, 2004, the Company adopted a Code of Ethics for Senior Executives and Financial Officers (the “Code”) which applies to the Company’s CEO, President, COO, CFO, controller, or treasurer or persons performing similar functions. Upon written request to Elcom International, Inc. c/o Corporate Secretary, 10 Oceana Way, Norwood, Massachusetts 02062 or via email to Corporate.invrel@elcom.com, the Company will provide any person without charge a copy of the Code.

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

Audit Fees

     VCC has billed the Company $79,000 for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2003, a review of interim financial statements included in a Company Form 10-Q filed during the year ended December 31, 2003, and for consultation relating to accounting matters.

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

Date: May 7, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ ROBERT J. CROWELL Robert J. Crowell	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 7, 2004

/s/ KATHRYN A. MONACO Kathryn A. Monaco	Chief Accounting Officer (Principal Financial Officer)	May 7, 2004

/s/ JOHN E. HALNEN John E. Halnen	President, Chief Operating Officer and Director	May 7, 2004

/s/ WILLIAM W. SMITH William W. Smith	Vice Chairman and Director	May 7, 2004

/s/ RICHARD J. HARRIES JR. Richard J. Harries Jr.	Director	May 7, 2004

/s/ JOHN W. ORTIZ John W. Ortiz	Director	May 7, 2004

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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Elcom International, Inc.:

      We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ VITALE, CATURANO & COMPANY, P.C.

VITALE, CATURANO & COMPANY, P.C.

March 26, 2004 (except with respect

to the matter discussed in Note 14,
as to which the date is April 16, 2004),
Boston, Massachusetts

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

      The Company has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit that raised substantial doubt about the Company’s ability to continue as a going concern. As discussed in Note (14), the Company raised approximately $3.6 million through the sale of common stock on April 16, 2004, with net proceeds to the Company of approximately $3.2 million. Accordingly, the Company now believes it has adequate funds to operate through the first quarter of 2005.

(2)	Summary of Significant Accounting Policies

(a) Basis of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company has no material interests in variable interest entities and therefore, none which require consolidation.

(b) Reclassification

      Certain amounts from prior years have been reclassified to conform to the current year presentation (in particular the reclassification of the Company’s IT products and services businesses as discontinued operations).

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(d) Convertible Debentures

      On April 25, 2003, the Company closed a private placement to accredited investors (the “Private Placement”) of ten-year 10% Senior Convertible Debentures (the “Debentures”), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company’s Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000 (collectively, the “Inside Investors”). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. The Company also paid and expensed (as additional compensation) estimated income and withholding taxes on such amounts of $32,000 on behalf of Mr. Crowell and $39,000 on behalf of Mr. Halnen. In addition, Smith and Williamson LLC (U.K.) and other Elcom stockholders in the U.K. invested $239,000. Inside Investors are considered related parties and invested a total of $710,00 in the Company via purchases of Debentures.

      On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman and CEO

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded a discount on the issuance of the Debentures (the “Debenture discount”) of $1,069,000. The Debenture discount is being amortized over the ten-year term of the Debentures. At December 31, 2003, the Company has amortized $59,000 of the Debenture discount and has included this amount in interest expense in the accompanying statements of operations. At December 31, 2003, the Debentures are convertible into 10,146,474 shares of common stock.

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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Commitments and Contingencies

(a) Leases

      The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms ranged from three to four years and, upon expiration, all leases provided purchase options at a nominal price. All capital leases have expired as of December 31, 2003. Property, equipment and software includes assets acquired under capital leases was $1,106,000 at December 31, 2002 and 2003. Related accumulated amortization was $934,000 and $1,106,000 as of December 31, 2002 and 2003, respectively. Amortization of leased assets is included in depreciation expense.

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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(14) Subsequent Event

      On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM”). The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K., with net proceeds to the Company of approximately $3.2 million. Accordingly, on an unaudited, pro forma basis Total Stockholders’ Equity would have been approximately $478,000 at December 31, 2003, assuming the Regulation S Shares had been sold as of December 31, 2003. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share (see Note 6(d)). The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements.

      The Regulation S Shares were issued in reliance on the exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S of the Act and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. The Regulation S Shares trade on the AIM exchange and will not commingle with the Company’s stock traded on Nasdaq’s Over The Counter Bulletin Board until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

2003 ANNUAL REPORT ON THE FORM 10-K
INDEX TO SCHEDULE

Page
Reference

Independent Auditors’ Reports	S-2 and S-3
Schedule II — Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2002, and 2003	S-4

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Elcom International, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 2003, and the related consolidated statement of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year then ended included in Elcom International, Inc.’s (the Company’s) Form 10-K, and have issued our report thereon dated March 26, 2004 (except with respect to the matter discussed in Note 14, as to which the date is April 16, 2004). Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. The schedule listed in the preceding index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, based on our audit, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ VITALE, CATURANO & COMPANY, P.C.

Vitale, Caturano & Co., P.C.

Boston, Massachusetts

March 26, 2004 (except with respect
to the matter discussed in Note 14,
as to which the date is April 16, 2004),
Boston, Massachusetts

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

/s/ KPMG LLP

Boston, Massachusetts

March 7, 2003

Schedule II

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2002, and 2003

	Balance at				Balance
	Beginning	Additions			at End of
	of Period	(Recoveries, Net)	Utilizations		Period

	(In thousands)
Allowance for Doubtful Accounts for the Years Ending
December 31, 2001	$2,400	$(1,283)	$(800	)(a)	$317

December 31, 2002	$317	$(236)	$(53)		$28

December 31, 2003	$28	$39	$(16)		51

Inventory Valuation Accounts for the Years Ending
December 31, 2001	$349	$(243)	$(1)		$105

December 31, 2002	$105	$—	$(105)		$—

December 31, 2003	$—	$—	$—		$—

(a)	Includes $580,000, which was sold to AJJP, Limited as part of the U.K. reseller business sale (See Footnote 7 of the consolidated financial statements.)

EXHIBIT INDEX

Exhibit No.		Description of Document

2.1		Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein).(2)
2.2		Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage(3)
2.3		Offer for the Sale of Business and Certain Assets of Elcom Holdings Limited and Elcom Information Technology Limited(21)
2	.4.1	Domain Name Transfer Documents(21)
2	.4.2	Lloyds TSB Novation Agreement(21)
2	.4.3	Property Document.(21)
2	.4.4	Elcom Logo License.(21)
2	.4.5	Starbuyer Trademark License.(21)
2.5		Asset Purchase and Sale Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 25, 2002(25)
2	.6.1	Amendment to Asset Purchase Agreement.(25)
2	.6.2	Managed Services Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.(25)
2	.6.3	Registration Rights Agreement by and between Registrant and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.(25)
3.3		Second Restated Certificate of Incorporation of the Registrant, as amended(4)
3.4		By-Laws of the Registrant, amended as of November 6, 1995.(1)
4.4		Specimen certificate of the Registrant’s Common Stock.(1)
4.5		Form of 8% Series A Cumulative Convertible Preferred (“Series A”) Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993.(1)
4.6		Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased.(1)
4.7		Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased.(1)
4.8		Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased.(1)
4.9		Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995(1), and list of other assignees of certain registration rights thereunder.(11)
4.10		Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant.(1)
4.11		Computerware Stockholders’ Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware.(1)
4.12		Amended and Restated Lantec Stockholders’ Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec(5) and Renouncement of related Board Observer Right effective December 16, 1999.(16)
4.13		Form of Lantec Warrant Agreement, dated January 7, 2000, with attached Second Amended List of Holders of Warrants to Purchase Common Shares of the Registrant.(16)
4.14		AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited.(7)
4.15		Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust.(10)

Exhibit No.	Description of Document

4.16	Warrant by and between Registrant and ePlus Technology, Inc. dated March 29, 2002.(25)
4.17	Form of Elcom International, Inc. 10% Convertible Senior Debenture Due April 25, 2003(26)
4.18	Warrant Agreement, dated December 3, 2001, between the Company and Cripple Creek Securities, LLC.(24)
10.1	Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant(1), with attached list of Director and/or Executive Officer Indemnitees.(13)(*)
10.2	Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995.(1)(*)
10.3	1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995(1), as amended by Amendment No. 1 dated August 19, 1996.(7)(*)
10.4	Lease Agreement for the Registrant’s Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant(1), and Agreement of Amendment thereto, dated October 20, 1997(11), and December 31, 2000.(1)(11)(19)
10.5	Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993.(1)
10.6	Structured Equity Line Flexible Financing Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC(15), Amended and Restated Structured Equity Line Flexible Financing Agreement, dated April 7, 2000(15), Amendment No. 1(15), and Amendment No. 2.(15)(17)
10.7	Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC.(16), and Amended and Restated Registration Rights Agreement, dated April 7, 2000.(16)(15)
10.8	Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC.(15)
10.9	1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995(1), and Amendment No. 1 thereto.(8)(*)
10.10	The 1996 Stock Option Plan of Elcom International, Inc.(6)(*)
10.11	The 1997 Stock Option Plan of Elcom International, Inc.(8), and Amendments One and Two thereto.(11)(12)(*)
10.12	The 2000 Stock Option Plan of the Registrant.(18)
10.13	The 2001 Stock Option Plan of the Registrant, as amended and restated.(20)
10.14	The 2002 Stock Option Plan of the Registrant.(22)
10.15	International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997.(9)(*)
10.16	Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997.(9)(*)
10.17	Amended and Restated Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and Robert J. Crowell.(23)(*)
10.18	Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and John E. Halnen.(23)(*)
10.19	Form of Registration Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.(26)
10.20	Form of Collateral Agency and Security Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.(26)
10.21	Amendment to Amended and Restated Employment Agreement, dated March 8, 2004, by and between Elcom International, Inc. and Robert J. Crowell.(26)(*)
10.22	Amendment to Employment Agreement, dated March 9, 2003, by and between Elcom International, Inc. and John E. Halnen.(26)(*)
21.1	List of the Registrant’s Subsidiaries.(16)

Exhibit No.	Description of Document

23.1	Consent of Vitale, Caturano & Company PC.(26)
23.2	Consent of KPMG LLP(26)
23.3	Consent of Vitale, Caturano & Company PC(x)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer(x)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer(x)
32.1	Section 1350 Certification of Chief Executive Officer(x)
32.2	Section 1350 Certification of Chief Financial Officer(x)

(x)	Filed herewith.

(*)	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Current Report on Form 8-K dated December 6, 1996 (filed December 19, 1996, file no. 000-27376), and incorporated herein by reference.

(3)	Previously filed as an exhibit to Current Report on Form 8-K dated February 21, 1997 (filed March 6, 1997, file no. 000-27376), and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (file no. 000-27376), and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (file no. 000-27376), and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, (file no. 000-27376), and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, (file no. 000-27376), and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, (file no. 000-27376), and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 1997 (filed April 8, 1997, file no. 000-27376), and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registration Statement No. 333-54852 on Form S-8 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registration Statement No. 333-61316 on Form S-8 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated December 31, 2001, (filed in January 11, 2002), and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registration Statement No. 333-91488 on Form S-8, and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (file no. 000-27376), and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(25)	Previously filed as an exhibit to Current Report on Form 8-K dated March 29, 2002 (filed April 10, 2002) and incorporated herein by reference.

(26)	Previously filed on March 29, 2004 as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.