Form 10QSB
period 2004-03-31
ELCOM INTERNATIONAL INC
filed 2004-05-14
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27376

ELCOM INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3175156 (I.R.S. Employer Identification No.)

10 OCEANA WAY
NORWOOD, MASSACHUSETTS 02062
1-781-440-3333
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

The registrant had 61,241,860 shares of common stock, $.01 par value, outstanding as of May 7, 2004.

     Transitional Small Business Disclosure Format

Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	March 31,
	2003	2004
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$515	$143

Accounts receivable:
Trade	938	201
Other	140	1

	1,078	202
Less-Allowance for doubtful accounts	51	57

Accounts receivable, net	1,027	145

Prepaid expenses and other current assets	43	146
Current assets of discontinued operations	—	24

Total current assets	1,585	458

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	18,016	18,034
Land, buildings and leasehold improvements	1,333	1,333
Furniture, fixtures and equipment	3,544	3,544

	22,893	22,911
Less — Accumulated depreciation and amortization	22,110	22,305

	783	606

OTHER ASSETS	15	10
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	80	80

	$2,463	$1,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loans payable	$1,113	$200
Accounts payable	681	883
Deferred revenue	733	467
Accrued expenses and other current liabilities	1,960	1,700
Current liabilities of discontinued operations	444	401

Total current liabilities	4,931	3,651

CONVERTIBLE DEBENTURES, NET OF DISCOUNT	254	281

Total liabilities	5,185	3,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding - none	—	—
Common stock, $.01 par value; Authorized — 100,000,000 shares — Issued - 31,432,546 and 31,994,996 shares	314	320
Additional paid-in capital	115,886	115,997
Accumulated deficit	(113,371)	(113,544)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(839)	(839)

Total stockholders’ deficit	(2,722)	(2,778)

	$2,463	$1,154

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
Net Sales:
License and associated fees	$410	$1,562
Professional services	259	147

Total Net Sales	669	1,709

Cost of sales	194	106

Gross profit	475	1,603

Operating Expenses:
Selling, general and administrative	2,350	1,632
Research and development	59	41

Total operating expenses	2,409	1,673

Operating loss from continuing operations	(1,934)	(70)

Interest and other income (expense), net	4	(34)
Interest expense	(7)	(69)

Net loss from continuing operations before tax	(1,937)	(173)
Income tax benefit	492	—

Net loss from continuing operations	(1,445)	(173)

Discontinued operations:
Net loss from discontinued operations, net of tax	(116)	—

Net loss	(1,561)	(173)
Foreign currency translation adjustment, net of tax	(18)	—

Comprehensive loss	$(1,579)	$(173)

Basic and diluted net loss per share data:
Continuing operations	$(0.05)	$(0.01)
Discontinued operations	—	—

Basic and diluted net loss per share	$(0.05)	$(0.01)

Weighted average number of basic and diluted shares outstanding	30,902	30,909

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(1,445)	$(173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	437	222
Changes in current assets and liabilities:
Accounts receivable, net	92	882
Prepaid expenses and other current assets	(259)	(103)
Accounts payable	180	202
Deferred Revenue	(154)	(266)
Accrued expenses and other current liabilities	(975)	(260)

Net cash provided by (used in) operating activities from continuing operations	(2,124)	504
Net cash provided by (used in) discontinued operations	159	(68)

Net cash provided by (used in) operating activities	(1,965)	436

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	—	(18)
Change in other assets	41	5

Net cash provided by (used in) investing activities from continuing operations	41	(13)
Net cash provided by discontinued operations	106	—

Net cash provided by (used in) investing activities	147	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	230
Repayment of Loan Payable	—	(1,142)
Issuance of Common Stock	—	117
Repayment of capital lease obligations	(87)	—

Net cash used in financing activities from continuing operations	(87)	(795)

FOREIGN EXCHANGE EFFECT ON CASH	(18)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,923)	(372)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,302	515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$379	$143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7	$1

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Elcom”). On December 31, 2001 the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. The results of operations for these businesses has been presented under the financial reporting requirements for discontinued operations for all applicable periods presented.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2004. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

2. Critical Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i)	Revenue Recognition:

Revenue consists principally of implementation, consulting and training fees for implementations of the Company’s software solutions, and maintenance, licensing and hosting. The Company’s agreements provide for an initial implementation fee for installation of the Company’s software products and monthly fees thereafter. The Company’s licenses its software in multiple element arrangements in which the customer pays a monthly fee for a combination of maintenance, licensing and hosting. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue until the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term.

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

The Company sells both an enterprise and a non-enterprise (hosted) version of its PECOS solution. In accordance with Emerging Issues Task Force (“EITF”) 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, in order for revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company’s treatment of software license revenue where the software is hosted by the Company has historically been consistent with EITF 00-03.

Deferred Revenue. Revenue on software transactions in which there are outstanding obligations is deferred and recognized once such obligations are fulfilled.

(ii)	Common Stock Options:

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS No. 123 and 148 allow entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123 and 148.

Had compensation cost for awards under the Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended March 31
	2003	2004
Net Loss, as reported	$(1,561)	$(173)
Less: Compensation expense for option awards determined under fair value based method	(309)	(409)

Pro forma net loss	$(1,870)	$(582)

Net loss per share:
As reported — basic and diluted	$(0.05)	$(0.01)

Pro forma — basic and diluted	$(0.06)	$(0.02)

(iii)	Income Taxes:

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2004 will result in an overall operating loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

3. Stock Based Compensation

     As of March 31, 2004 the Company issued 150,000 shares of Common Stock to Robert J. Crowell, Chairman and CEO, in lieu of options to be granted and recorded compensation expense of $32,000. On the same date the Company issued 400,000 shares of Common Stock to an individual in the U.K. for consulting services, and recorded consulting expense of $84,000. The amounts expensed are based on the March 31, 2004 closing price of the Company’s Common Stock on the Over The Counter Bulletin Board of $0.21 per share.

4. Net Loss Per Share

     Basic net income (loss) per share (EPS) is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of the outstanding stock options and warrants using the “treasury stock” method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

     Based on the average market price of the Company’s common stock in the three-month period ended March 31, 2004, a net total of 1,237,000 shares covered by options would have been dilutive, and 9,551,000 shares covered by options and warrants with per share exercise prices ranging from $0.22 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the three-month period ended March 31, 2003, a net total of 226,145 shares covered by options would have been dilutive, and 12,082,763 shares covered by options and warrants with per share exercise prices ranging from $0.20 to $24.06 would have been anti-dilutive.

5. Business Segment Information

     The Company’s continuing operations are classified as a single business segment, specifically the development and sale of automated procurement (“eProcurement”) and electronic marketplace (“eMarketplace”) Internet-based software solutions (together, “ePurchasing”) which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.S. IT Products and services business (“IT Products”), the Company separately disclosed that business segment in its business segment footnote. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended March 31, 2003 and 2004, was as follows (in thousands):

	Quarter ended
	March 31,
	2003	2004
Net sales from continuing operations:
U.S.	$316	$201
U.K.	353	$1,508

Net Sales	$669	$1,709

Operating loss from continuing operations:
U.S.	$(1,626)	$(1,325)
U.K.	(308)	$1,255

Operating loss from continuing operations	$(1,934)	$(70)

	December 31,	March 31,
	2003	2004
Identifiable assets of continuing operations:
U.S.	$1,522	$874
U.K.	861	175

	$2,383	$1,049

Identifiable assets of discontinued operations:	80	104

	$2,463	$1,153

6. Loans Payable

     During the first quarter of 2004, the Company received funds, pursuant to bridge loan agreements, from each of Robert J. Crowell, Chairman and CEO and William W. Smith, Vice Chairman and Director, totaling $200,000. These advances were made to provide funds for the Company to operate until the Company’s sale of Common Stock in April 2004, as discussed in Note 6, below. Additional advances were made in April. The advances bear interest at 10% (the same rate as the Company’s Convertible Debentures) and were repaid in April from the proceeds of the sale of Common Stock (see Note 7).

     On April 3, 2003, the Company signed an agreement whereby Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc) agreed to advance £625,000 ($983,000 as of April 3, 2003 and subsequently adjusted to $1,142,000 in the first quarter of 2004 to account for changes in the pound sterling to dollar conversion rate) to the Company representing an advance of a final lump-sum payment which was subsequently earned by the Company during February 2004. Accordingly, the Company recognized license revenue of $1,142,000 in the first quarter of 2004, upon achievement of the specified event under the Company’s agreement with Capgemini. The loan was paid off upon the Company earning this revenue in February 2004. Therefore, no cash payments were involved in the recognition of this revenue or the repayment of the Capgemini loan in the first quarter of 2004. This loan was advanced in consideration for the Company providing assistance to Capgemini to set up a back-up system in Toronto, Canada in order for Capgemini to provide Disaster Recovery and Business Continuity Services for the Scottish Executive and the Elcom Clients. This back-up system allows Capgemini to provide Disaster Recovery Services (e.g. to host, operate and manage), in support of Elcom’s ePurchasing system, if Elcom were unable to do so for any reason. Business Continuity Services are expected to be made available to Elcom’s clients for a fee.

7. Subsequent Event

     On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM”). The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.2 million. Accordingly, on an unaudited, pro forma basis, Total Stockholders’ Equity would have been approximately $421,000 at March 31, 2004, assuming the Regulation S Shares had been sold as of March 31, 2004. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s placements of Convertible Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements.

     The Regulation S Shares were issued in reliance on the exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S of the Act and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulations S Shares will be “restricted securities,” as the term is defined under Rule 144 promulgated under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person pursuant to Rule 144. The Regulation S Shares trade on the AIM exchange and will not commingle with the Company’s stock traded on Nasdaq’s Over The Counter Bulletin Board until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Introduction

     This introduction is intended to provide context and better understanding of the Management’s Discussion and Analysis (“MD&A”) which follows. Under the Interpretive Release promulgated in December 23, 2003 by the SEC, Elcom intends to endeavor, as much as possible, to explain to its shareholders its comparative financial data contained in the MD&A section in such a way as to make the information more understandable to the reader. The Company intends to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of the Company’s financial comparisons.

Overview

     Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet and web-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). The Company’s PECOS™ ePurchasing solution is robust and is remotely-hosted by Elcom at its own data center, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are using or accessing Elcom’s solution under these licenses. Elcom became publicly-held and quoted on Nasdaq in 1995 and now trades on the Over the Counter Bulletin Board (“OTCBB”) under the symbol ELCO and on the AIM exchange under the symbols ELC and ELCS. Elcom has a seasoned management team in place with substantial experience in eBusiness technologies. The Company operates in the U.S. and U.K. with the majority of current revenues and projected future growth expected to be generated from U.K. clients. Although Elcom’s ePurchasing system is generic and can be used in any industry, Elcom has a growing presence in the utilities and public sector marketplaces.

     Since its inception in 1992, the Company has developed its PECOS™ (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (“eNegotiation”) functions and has also marketed an asset management system, both from third parties, which modules are offered as optional functionality to clients. The Company’s PECOS™ solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. Management believes that the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

     After the September 11, 2001 terrorist attacks and because of the immediate and subsequent material decline in demand for IT products, on December 31, 2001 the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. Prior to the divestiture of the IT products businesses in the U.K. and U.S., the Company had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via traditional and several electronic methodologies. The Company has now transitioned to a pure software solutions company with its PECOS eProcurement and eMarketplace system as its primary platform, and the results of operations for the divested IT products and services businesses have been presented as discontinued operations for all applicable periods presented. The Company received far less than anticipated for the divestiture of its U.S. IT business, which caused Elcom’s auditors to issue a ‘going concern’ audit opinion on the Company’s 2001 and 2002 financial statements. As of December 31, 2003, the ‘going concern’ qualification has been removed as a result of the Company raising funds via the sale of Common Stock, as discussed in Part II, Item 2 — Recent Sale of Unregistered Securities.

     During 2003, the economic environment in the U.S. was very weak. In the U.K., the Company’s contract with Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst & Young UK Plc) associated with the Scottish Executive’s eProcurement Scotland program, began to see an increase in business activity towards the end of the third quarter of 2003. This increase in activity, which accelerated during the fourth quarter of 2003 and has continued into 2004, was due, in part, to the National Health Service of Scotland (“NHSS”) agreeing during 2003 to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with this group of NHSS hospital trusts beginning implementation in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organizations, four (4) of which were already in the eProcurement Scotland program at the end of 2003. One (1) additional NHSS hospital trust has signed on to the eProcurement Scotland program during the first quarter of 2004. The remainder are expected to be implemented during 2004 and the first half of 2005. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to see additional activity in other agencies/councils/NHSS trusts (“Public Entities”) in Scotland. The eProcurement Scotland program currently has thirteen (13) Public Entities in the program (three (3) of which signed on in the first quarter of 2004) with others in the process of joining. There are approximately 47 Public Entities which can join the eProcurement Scotland program. The Company receives implementation fees and monthly hosting, license and maintenance fees for each Public Entity which joins the eProcurement Scotland program.

     In addition, the Company has teamed with Capita Group Plc, a U.K.-based consulting firm, to offer an integrated solution to central and local government authorities, councils and other government municipalities in England (not in Scotland). The Company signed its first agreement in England with Capita Group Plc (Stockport Metropolitan Borough Council) in December 2003. The Company believes there will be steady growth in both the eProcurement Scotland program and in the offerings being made with Capita Group Plc.

Recent Sale of Regulation S Shares

     On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements. See Part II, Item 2 — Recent Sale of Unregistered Securities.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions (See Note (2) to the March 31, 2004 Consolidated Financial Statements).

Off-Balance Sheet Financings

     The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements, nor does it have any interests in or relationships with any special purpose entities.

Results of Operations

Quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

     Net Sales. Net sales for the quarter ended March 31, 2004 increased to $1,709,000 compared to $669,000 from the same period of 2003, an increase of $1,040,000. License and associated fees increased primarily due to recording the fourth and final lump sum license payment from Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc) of $1,142,000 which was earned upon signing the thirteenth customer of the eProcurement Scotland program in the first quarter of 2004 (this license fee is non-recurring). License and associated fees include license fees, hosting fees, annual fees, joining fees and maintenance fees. Professional services fees decreased by $112,000, from $259,000 in 2003 to $147,000 in 2004, reflecting less actual implementations and other professional services activities than were recorded in the first quarter of 2003.

     Gross Profit. Gross profit for the quarter ended March 31, 2004 increased to $1,603,000 from $475,000 in the comparable 2003 quarterly period, an increase of $1,128,000. This increase is a result of the much higher level of one-time license and associated fees revenue recorded in the first quarter of 2004 versus revenues recorded in the first quarter of 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the quarter ended March 31, 2004 was $1,632,000 compared to $2,350,000 in the 2003 quarter, a decrease of $718,000 or 30.6%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In total, the number of personnel was reduced by 21 when comparing the number of personnel, which were included in continuing operations, at March 31, 2004 to December 31, 2002. This reduction in personnel resulted in a decrease in personnel expense in the first quarter of 2004 of approximately $529,000 when compared to the first quarter of 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. and in anticipation of the funding of the Company via the sale of Regulation S Shares. The remaining decrease in SG&A from the 2003 quarter to the 2004 quarter is largely due to a reduction in depreciation and amortization expense, as various Company assets have been fully depreciated/amortized. The Company’s first quarter SG&A expenses in 2003 were reduced by the reversal of a franchise tax accrual of $506,000, as payment was no longer deemed probable.

     Research and Development Expense. Research and development expense for the quarters ended March 31, 2004 and 2003 were $41,000 and $59,000, respectively.

     Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $1,934,000 for the quarter ended March 31, 2003 compared to a loss of $70,000 reported in the comparable quarter of 2004 — a decrease of $1,864,000 in the loss reported. This smaller operating loss from continuing operations in the first quarter of 2004 compared to the 2003 quarter was due to both the reduction in SG&A and the one-time increase in license and associated fees revenue.

     Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the quarter ended March 31, 2004 was an expense of $34,000 versus income of $4,000 in the comparable 2003 quarter. The 2004 expense primarily relates to a translation loss related to the loan from Capgemini.

     Interest Expense. Interest expense for the quarter ended March 31, 2004 was $69,000 compared to $7,000 in the 2003 quarter. The 2003 expense reflects interest paid on capital leases, while the 2004 expense primarily reflects interest on the Company’s Convertible Debentures, and amortization of the related conversion discount.

     Income Tax Benefit. In 2003 the Company reported a tax benefit of $492,000 from the reversal of income tax accruals as payment was deemed no longer probable.

     Net Loss from Continuing Operations. The Company’s net loss from continuing operations for the quarter ended March 31, 2004 was $173,000, a decrease of $1,272,000 from the comparable quarterly loss in 2003 of $1,445,000, as a result of the factors discussed above.

     Net Loss From Discontinued Operations. The Company recorded a net loss from discontinued operations in the quarter ended March 31, 2003 of $116,000. The Company does not anticipate further expenses from discontinued operations.

Liquidity and Capital Resources

     Net cash provided from continuing operations totaled $505,000 in the first quarter of 2004, primarily due to the reduced level of net loss and an $882,000 reduction in accounts receivable.

     Net cash used in operating activities from continuing operations for the three-month period ended March 31, 2003 was $2,124,000, resulting primarily from a net loss generated from continuing operations of $1,445,000, together with a decrease in accrued liabilities and deferred revenue of $1,129,000, offset by depreciation expense of $437,000.

     At March 31, 2004, and prior to the sale of the Regulation S Shares, the Company’s principal sources of liquidity were cash and cash equivalents of $143,000 and accounts receivable, net of $145,000.

     The Company’s principal commitment consists of a lease on its headquarters.

     On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements. See Part II, Item 2 — Recent Sale of Unregistered Securities.

Factors Affecting Future Performance

     A significant portion of the Company’s revenues from continuing operations in the first quarter of 2004 (approximately $1,142,000) are from recognition of the fourth and final lump sum license fee from Capgemini related to the eProcurement Scotland program. Because this was a non-recurring fee, it is anticipated the Company’s revenues will be lower in the remaining quarters of 2004. Nonetheless, the eProcurement Scotland program is expected to be an ongoing source of revenues for the Company. If the Company, in conjunction with Capgemini, the primary contractor for the eProcurement Scotland program, is unable to perform under this license, it would have a significant affect on the Company’s financial results.

     The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

     The Company’s investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. To date, such fluctuations have amounted to an accumulated cost of $839,000. This amount could become more material in the future due to an anticipated increase in revenues generated in the U.K. and associated expenses.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “given,” “targets,” “intends,” “anticipates,” “plans,” “projects”, “forecasts” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the Company’s history of ongoing operating losses; (ii) the overall marketplace and clients’ acceptance and usage of eCommerce software systems, including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, revenue generation by the acquisition of new customers, the acceptance of the eProcurement Scotland program by individual agencies of the Government of Scotland, and corporate demand for eProcurement and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; and (iv) other risks detailed from time to time in the Company’s Annual Report on Form 10-K, as amended, and in its other SEC reports and statements. The Company assumes no obligation to update any of the information contained or referenced in this Form 10-QSB filing.

Item 3. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 2. Recent Sale of Unregistered Securities

     On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM”). The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares will be used to support the Company’s working capital requirements.

     The Regulation S Shares were issued in reliance on the exemption from registration under Regulation S of the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S of the Act and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulations S Shares will be “restricted securities,” as the term is defined under Rule 144 promulgated under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person pursuant to Rule 144. The Regulation S Shares trade on the AIM exchange and will not commingle with the Company’s stock traded on the OTCBB until and unless the Company registers the Regulation S Shares with the SEC or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Accounting Officer

(b)	Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc. (Registrant)

Date: May 12, 2004	By:	/s/ Robert J. Crowell

Robert J. Crowell
Chairman and CEO