Form 10QSB
period 2004-06-30
ELCOM INTERNATIONAL INC
filed 2004-08-05
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27376

ELCOM INTERNATIONAL, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE	04-3175156

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10 OCEANA WAY, NORWOOD, MASSACHUSETTS 02062

(Address of Principal Executive Offices)

781-440-3333

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]     No  [   ]

     The registrant had 61,281,860 shares of common stock, $.01 par value, outstanding as of July 23, 2004.

Transitional Small Business Disclosure Format      Yes  [   ]      No   [X]

PART I - FINANCIAL INFORMATION

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	December 31,	June 30,
	2003	2004
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$515	$1,645

Accounts receivable:
Trade	938	322
Other	140	—

	1,078	322
Less-Allowance for doubtful accounts	51	45

Accounts receivable, net	1,027	277

Prepaid expenses and other current assets	43	175
Current assets of discontinued operations	—	24

Total current assets	1,585	2,121

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	18,016	18,034
Land, buildings and leasehold improvements	1,333	1,333
Furniture, fixtures and equipment	3,544	3,544

	22,893	22,911
Less — Accumulated depreciation and amortization	22,110	22,464

	783	447

OTHER ASSETS	15	10
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	80	80

	$2,463	$2,658

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loans payable	$1,113	$—
Accounts payable	681	326
Deferred revenue	733	392
Accrued expenses and other current liabilities	1,960	2,135
Current liabilities of discontinued operations	444	338

Total current liabilities	4,931	3,191

CONVERTIBLE DEBENTURES, NET OF DISCOUNT	254	308

Total liabilities	5,185	3,499

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized - 10,000,000 shares — Issued and outstanding - none	—	—
Common stock, $.01 par value; Authorized - 100,000,000 and 200,000,000 shares — Issued — 31,432,546 and 61,812,569 shares	314	618
Additional paid-in capital	115,886	118,703
Accumulated deficit	(113,371)	(114,616)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(839)	(834)

Total stockholders’ deficit	(2,722)	(841)

	$2,463	$2,658

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net Sales
Licenses and associated fees	$314	$238	$695	$1,688
Professional services	217	360	505	619

Total net sales	531	598	1,200	2,307
Cost of sales	135	72	329	137

Gross profit	396	526	871	2,170
Operating Expenses:
Selling, general and administrative	2,457	1,465	4,807	3,138
Research and development	68	81	127	122

Total operating expenses	2,525	1,546	4,934	3,260

Operating loss from continuing operations	(2,129)	(1,020)	(4,063)	(1,090)

Interest and other income (expense), net	(23)	9	(19)	(25)
Interest expense	(34)	(61)	(41)	(130)

Net loss from continuing operations before tax	(2,186)	(1,072)	(4,123)	(1,245)
Income tax benefit	—	—	492	—

Net loss from continuing operations	(2,186)	(1,072)	(3,631)	(1,245)
Discontinued operations
Net income from discontinued operations, net of tax	423	—	307	—

Net loss	(1,763)	(1,072)	(3,324)	(1,245)
Foreign currency translation adjustment, net of tax	13	5	(5)	5

Comprehensive loss	$(1,750)	$(1,067)	$(3,329)	$(1,240)

Basic and diluted net income (loss) per share data:
Continuing operations	$(0.07)	$(0.02)	$(0.12)	$(0.03)
Discontinued operations	.01	—	.01	—

Basic and diluted net loss per share	$(0.06)	$(0.02)	$(0.11)	$(0.03)

Weighted average number of basic and diluted shares outstanding	30,902	56,352	30,902	43,631

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,631)	$(1,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities -
Depreciation and amortization	800	408
Changes in current assets and liabilities:
Accounts receivable, net	(96)	750
Prepaid expenses and other current assets	(192)	(132)
Accounts payable	330	(355)
Deferred revenue	(55)	(341)
Accrued expenses, current liabilities and other	(879)	175

Net cash used in continuing operations	(3,723)	(740)
Net cash provided by (used in) discontinued operations	579	(130)

Net cash used in operating activities	(3,144)	(870)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(190)	(18)
Change in other assets	41	5

Net cash used in investing activities	(149)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable and capital lease obligations	(176)	(1,403)
Proceeds from loans payable	795	290
Proceeds from issuances of common stock, net	—	3,121
Issuance of convertible debentures	949	—

Net cash provided by financing activities	1,568	2,008

FOREIGN EXCHANGE EFFECT ON CASH	(5)	5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,730)	1,130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,302	515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$572	$1,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$12	$3

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

          The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Elcom”). On December 31, 2001 the Company divested itself of its U.K. information technology products (“IT Products”) business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. The results of operations for these businesses has been presented under the financial reporting requirements for discontinued operations for all applicable periods presented.

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, the results of operations for the three and six-month periods ended June 30, 2003 and 2004, and cash flows for the six-month periods ended June 30, 2003 and 2004. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

Revenue consists principally of implementation, consulting and training fees for new licenses of the Company’s software solutions, and ongoing fees for hosting, maintenance, and licensing of its software. The Company’s agreements provide for an initial implementation fee for installation of the Company’s software products and monthly fees thereafter. The Company licenses its software in multiple element arrangements in which the customer pays a monthly fee for a combination of maintenance, licensing and hosting. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue until the basic criteria in SOPs 97-2 and 98-9 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term.

Under SOPs 97-2 and 98-9, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collection of the resulting receivable is probable, and the arrangement does not require additional services that are essential to the functionality of the software.

The Company’s specific policies for recognition of license revenues and professional and other services revenues are as follows:

License Revenue. The Company recognizes revenue from software licenses upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that collection of a fixed or determinable license fee is considered probable, and determination that no undelivered services are essential to the functionality of the software. Typically, license revenue is recognized ratably over the license term, when all revenue recognition criteria are met.

Professional and Other Services Revenue. Maintenance and hosting contracts generally call for the Company to provide technical support and software updates and upgrades to customers for a specific period. Maintenance and hosting fees are recognized ratably over the term of the related contract, when all revenue recognition requirements are met. Hosting and usage fees derived from “eMarketplaces” are recognized as earned. Professional services revenue, primarily implementation, training and other consulting services are generally recognized at the time the service is performed and it is determined that the Company has fulfilled its related obligations.

The Company offers both enterprise and non-enterprise (hosted) versions of its PECOS solution. In accordance with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, in order for licensing revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company’s treatment of revenue where the software is hosted by the Company has historically been consistent with EITF 00-3, with hosting fees generally being recognized ratably over the related contract term, or as earned.

Deferred Revenue. Revenue on software transactions in which there are outstanding obligations is deferred and recognized once such obligations are fulfilled.

(ii)	Common Stock Options:

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which requires entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allow entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148.

Had compensation expense for awards under the Company’ s Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2004	2003	2004
Net Loss, as reported	$(1,763)	$(1,072)	$(3,324)	$(1,245)
Less: Compensation expense for option awards determined under fair value based method	(475)	(86)	(784)	(495)

Pro forma net loss	$(2,238)	$(1,158)	$(4,108)	$(1,740)

Net loss per share:
As reported - basic and diluted	$(0.06)	$(0.02)	$(0.11)	$(0.03)

Pro forma - basic and diluted	$(0.07)	$(0.02)	$(0.13)	$(0.04)

(iii)	Income Taxes:

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

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2004 will result in an overall operating loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company determines that it would be able to realize deferred tax assets in the future, in excess of its net recorded amount, a reduction to the deferred tax asset valuation allowance would be recorded in the period such determination is made.

3. Stockholders’ Equity

     (a) Sale of Common Stock

          On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM”). The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s previous placements of Convertible Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements.

          The Regulation S Shares were issued in reliance on the exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulations S Shares will be “restricted securities,” as the term is defined pursuant to Rule 144 under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM exchange and will not commingle with the Company’s stock traded on the Over The Counter Bulletin Board until and unless the Company registers the Regulation S Shares with the Securities and

Exchange Commission or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

     (b) Stock Based Compensation

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

     (c) Authorized Shares of Common Stock

          At the Company’s June 25, 2004 Annual Meeting, the Stockholders approved and adopted an amendment to the Company’s Second Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

4. Net Loss Per Share

          Basic net income (loss) per share (EPS) is calculated by dividing the reported net loss by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the “treasury stock” method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock issuable upon the exercise of stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

          Based on the average market price of the Company’s common stock in the three-month period ended June 30, 2004, a net total of 905,000 shares covered by options would have been dilutive, and 12,059,000 shares covered by options and warrants with per share exercise prices ranging from $0.19 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the six-month period ended June 30, 2004, a net total of 991,000 shares covered by options would have been dilutive, and 11,971,000 shares covered by options and warrants with per share exercise prices ranging from $0.19 to $22.50 would have been anti-dilutive.

          Based on the average market price of the Company’s common stock in the three-month period ended June 30, 2003, a net total of 3,299,000 shares covered by options would have been dilutive, and 8,530,000 shares covered by options and warrants with per share exercise prices ranging from $0.445 to $24.06 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the six-month period ended June 30, 2003, a net total of 2,012,000 shares covered by options would have been dilutive, and 9,682,000 shares covered by options and warrants with per share exercise prices ranging from $0.22 to $24.06 would have been anti-dilutive.

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

          The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended June 30, 2003 and 2004, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2004	2003	2004
Net sales from continuing operations:
U.S.	$326	$155	$642	$372
U.K.	205	443	558	1,935

	$531	$598	$1,200	$2,307

Operating income (loss) from continuing operations:
U.S.	$(1,850)	$(1,023)	$(3,643)	$(2,385)
U.K.	(279)	3	(420)	1,295

Operating loss from continuing operations	$(2,129)	$(1,020)	$(4,063)	$(1,090)

	December 31,	June 30,
	2003	2004
Identifiable assets of continuing operations:
U.S.	$1,522	$988
U.K.	861	1,566

	$2,383	$2,554

Identifiable assets of discontinued operations:	80	104

	$2,463	$2,658

6. Loans Payable

          During the first four months of 2004, the Company received funds, pursuant to bridge loan agreements, from each of Robert J. Crowell ($150,000), Chairman and CEO and William W. Smith ($110,000), Vice Chairman and Director, totaling $260,000. These advances were made to provide funds for the Company to operate until the Company’s sale of Common Stock in April 2004, as discussed in Note 3, above. The advances bore interest at 10% (the same rate as the Company’s Convertible Debentures) and were repaid in April from the proceeds of the sale of Common Stock (see Note 3). The total interest paid on these loans was approximately $1,900 ($1,300 to Mr. Crowell and $600 to Mr. Smith).

          On April 3, 2003, the Company signed an agreement whereby Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc), agreed to advance £625,000 ($983,000 as of April 3, 2003 and subsequently adjusted to $1,142,000 in the first quarter of 2004 to account for changes in the pound sterling to dollar conversion rate) to the Company representing an advance of a final lump-sum payment which was subsequently earned by the Company during February 2004. Accordingly, the Company recognized license revenue of $1,142,000 in the first quarter of 2004, upon achievement of the specified event under the Company’s agreement with Capgemini. The loan was paid upon the Company earning this revenue in February 2004. Therefore, no cash payments were involved in the recognition of this revenue or the repayment of the Capgemini loan in the first quarter of 2004.

Item 2. Management’s Discussion and Analysis

Introduction

          This introduction is intended to provide context and better understanding of the Management’s Discussion and Analysis (“MD&A”) which follows. Under the Interpretive Release promulgated on December 23, 2003 by the SEC, Elcom intends to endeavor, as much as possible, to explain to its stockholders its comparative financial data in the MD&A section in such a way as to make the information more understandable to the reader. The Company intends to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of the Company’s financial comparisons.

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

          Since its inception in 1992, the Company has developed its PECOS™ (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (“eNegotiation”) functions, from a third party, which is offered as an optional module to clients. The Company’s PECOS™ solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. Management believes that the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

          After the September 11, 2001 terrorist attacks and because of the immediate and subsequent material decline in demand for IT Products, on December 31, 2001 the Company divested itself of its U.K. IT Products business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. Prior to the divestiture of the IT Products businesses in the U.K. and U.S., the Company had previously marketed over 130,000 IT Products to commercial, educational and governmental accounts via traditional and several electronic methodologies. The Company has now transitioned to a pure software solutions company with its PECOS eProcurement and eMarketplace system as its primary platform, and the results of operations for the divested IT Products and services businesses have been presented as discontinued operations for all applicable periods presented. The Company received far less than anticipated for the divestiture of its U.S. IT business, which caused Elcom’s auditors to issue a ‘going concern’ audit opinion on the Company’s 2001 and 2002 financial statements. As of December 31, 2003, the ‘going concern’ qualification was removed as a result of the Company raising funds via the sale of Common Stock, as discussed in Part II, Item 2 - Recent Sale of Unregistered Securities.

          During 2003, the economic environment in the U.S. was very weak. In the U.K., the Company’s contract with Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst & Young UK Plc) associated with the Scottish Executive’s eProcurement Scotland program, began to result in an increase in business activity towards the end of the third quarter of 2003. This increase in activity, which accelerated during the fourth quarter of 2003 and continued into 2004, has slowed in the summer months. Certain of the activity in the first half of 2004 was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with a group of NHSS hospital trusts beginning implementations in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organizations, four (4) of which were already in the eProcurement Scotland program at the end of 2003. Two (2) additional NHSS hospital trusts have signed on to the eProcurement Scotland program during the first half of 2004. The remainder are expected to be implemented during 2004 and 2005. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to experience additional activity in other agencies/councils/NHSS trusts (“Public Entities”) in Scotland. The eProcurement Scotland program currently has sixteen (16) Public Entities in the program (six (6) of which signed on in the first half of 2004) with others in the process of joining. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program. The Company receives implementation fees and monthly hosting, license and maintenance fees for each Public Entity which joins the eProcurement Scotland program.

          In addition, the Company has teamed with Capita Group Plc, a U.K.-based consulting firm, to offer an integrated solution to central and local government authorities, councils and other government municipalities in England (not in Scotland). The Company signed its first agreement in England with Capita Group Plc (Stockport Metropolitan Borough Council) in December 2003.

Recent Sale of Regulation S Shares

          On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements. See Part II, Item 2 - Recent Sale of Unregistered Securities.

Critical Accounting Policies and Estimates

          The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions (See Note (2) to the June 30, 2004 Consolidated Financial Statements).

Off-Balance Sheet Financings

          The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in its consolidated financial statements, nor does it have any interests in or relationships with any special purpose entities.

Results of Operations

Quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

          Net Sales. Net sales for the quarter ended June 30, 2004 increased to $598,000 from $531,000 in the same period of 2003, an increase of $67,000, or 13%. Professional services revenue increased primarily due an increase in implementation activities in the U.K. related to the Scottish Executive’s eProcurement Scotland program. Licenses and associated fees decreased primarily as a result of reduced licensing activity in the U.S. in 2004 versus 2003. The decrease in licenses and associated fees was more than offset by the increase in Professional services revenue. License and associated fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services revenue includes implementation fees, integration fees and other professional services.

          Gross Profit. Gross profit for the quarter ended June 30, 2004 increased 33% to $526,000 from $396,000 in the comparable 2003 quarterly period, reflecting the increased revenues recorded in the second quarter of 2004.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2004 were $1,465,000 compared to $2,457,000 in the 2003 quarter, a decrease of $992,000 or 40%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. Reductions in personnel resulted in a decrease in personnel expense in the second quarter of 2004 of approximately $333,000 when compared to the second quarter of 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. and in anticipation of the funding of the Company via the sale of Regulation S Shares. The remaining decrease in SG&A from the 2003 quarter to the 2004 quarter is due largely to a reduction in depreciation and amortization expense, as various Company assets have been fully depreciated/amortized, as well as credits negotiated with two service providers which resulted in one-time credits of $196,000 in the 2004 quarter.

          Research and Development Expense. Research and development expense for the quarters ended June 30, 2004 and 2003 were $81,000 and $68,000, respectively.

          Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $2,129,000 for the quarter ended June 30, 2003 compared to a loss of $1,020,000 reported in the comparable quarter of 2004, a decrease of $1,109,000, or 52% in the reported loss. This smaller operating loss from continuing operations in the first quarter of 2004 compared to the 2003 quarter was due to both the reduction in SG&A and the increase in net sales.

          Interest and Other Income (Expense), Net. Interest and other income (expense), net for the quarter ended June 30, 2003 was an expense of $23,000 versus income of $9,000 in the comparable 2004 quarter. The 2003 expense primarily related to the settlement of a lawsuit.

          Interest Expense. Interest expense for the quarter ended June 30, 2004 was $61,000 compared to $34,000 in the 2003 quarter. The 2003 expense reflects interest for a portion of the 2003 quarter on $949,000 of convertible debentures issued on April 23, 2003, and amortization of the related conversion discount, as well as interest on certain capital leases, while the 2004 expense primarily reflects interest on the full $1,264,000 principal amount of Convertible Debentures, and amortization of the related conversion discount.

          Net Loss from Continuing Operations. The Company’s net loss from continuing operations for the quarter ended June 30, 2004 was $1,072,000, a decrease of 51%, or $1,114,000 from the comparable quarterly loss in 2003 of $2,186,000, as a result of the factors discussed above.

          Net Income From Discontinued Operations. The Company recorded net income from discontinued operations in the quarter ended June 30, 2003 of $423,000, primarily related to a tax refund received in the U.K. in the 2003 quarter. The Company does not anticipate significant further income or expense from discontinued operations.

Six Months ended June 30, 2004 Compared to the Six Months ended June 30, 2003.

          Net Sales. Net sales for the six months ended June 30, 2004 increased to $2,307,000 from $1,200,000 in the same period of 2003, an increase of $1,107,000. Licenses and associated fees increased primarily due to recording the fourth and final lump sum license payment from Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc) of $1,142,000 which was earned upon signing the thirteenth customer of the eProcurement Scotland program in the first quarter of 2004 (this license fee is non-recurring). License and associated fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services fees increased by $114,000, from $505,000 in 2003 to $619,000 in 2004, reflecting more implementation work and other professional services activities than were recorded in the first six months of 2003. Professional services revenue includes implementation fees, integration fees and other professional services.

          Gross Profit. Gross profit for the six months ended June 30, 2004 increased to $2,170,000 from $871,000 in the comparable 2003 six month period, an increase of 149%, or $1,299,000. This increase is a result of the much higher level of one-time license and associated fees revenue recorded in the first six months of 2004 versus revenues recorded in the first six months of 2003.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2004 was $3,138,000 compared to $4,807,000 in the first half of 2003, a decrease of $1,669,000 or 35%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. Reductions in personnel resulted in a decrease in personnel expense in the first six months of 2004 of approximately $861,000 when compared to the first six months of 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. and in anticipation of the funding of the Company via the sale of Regulation S Shares. The remaining decrease in SG&A from the first half of 2003 to the first half of 2004 is due largely to a reduction in depreciation and amortization expense, as various Company assets have been fully depreciated/amortized, as well as credits negotiated with two service providers which resulted in one-time credits of $196,000 in the 2004 period. In the first half of 2003 the Company’s SG&A expenses were reduced by the reversal of a franchise tax accrual of $506,000, as payment was no longer deemed probable.

          Research and Development Expense. Research and development expense for the six months ended June 30, 2004 and 2003 were $127,000 and $122,000, respectively.

          Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $4,063,000 for the six months ended June 30, 2003 compared to a loss of $1,090,000 reported in the comparable six months of 2004, a decrease of 73%, or $2,973,000 in the reported loss. This smaller operating loss from continuing operations in the first six months of 2004 compared to the first half of 2003 was due to both the reduction in SG&A and the increase in license and associated fees revenue in the first quarter of 2004, as described above.

          Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the six months ended June 30, 2004 was an expense of $25,000 versus an expense of $19,000 in the comparable 2003 period. The 2004 expense primarily relates to a translation loss related to a loan from Capgemini.

          Interest Expense. Interest expense for the six months ended June 30, 2004 was $130,000, compared to $41,000 in the first six months of 2003. The 2003 expense reflects interest on $949,000 of convertible debentures issued on April 23, 2003, and amortization of the related conversion discount, as well as interest on certain capital leases, while the 2004 expense primarily reflects interest on $1,264,000 of Convertible Debentures, and amortization of the related conversion discount.

          Income Tax Benefit. During 2003 the Company reported a tax benefit of $492,000 from the reversal of income tax accruals, as payment was deemed no longer probable.

          Net Loss from Continuing Operations. The Company’s net loss from continuing operations for the six months ended June 30, 2004 was $1,245,000, a decrease of $2,386,000 from the $3,631,000 loss reported in the first half of 2003, as a result of the factors discussed above.

          Net Income From Discontinued Operations. The Company recorded net income from discontinued operations of $307,000 in the first six months of 2003. The Company does not anticipate significant further income or expense from discontinued operations.

Liquidity and Capital Resources

          Net cash used in continuing operations totaled $741,000 in the first six months of 2004, primarily due to the net loss incurred less depreciation and amortization. A $750,000 reduction in accounts receivable was largely offset by the combined effect of an increase in other current assets and a net decrease in current liabilities.

          Net cash used in continuing operations for the six-month period ended June 30, 2003 was $3,723,000, resulting primarily from a net loss from continuing operations of $3,631,000 less depreciation and amortization of $800,000, together with a use of funds of $892,000 resulting from the net change in current assets and liabilities.

          At June 30, 2004, the Company’s principal sources of liquidity were cash and cash equivalents of $1,645,000 and accounts receivable of $277,000.

          The Company’s principal commitment consists of a lease on its headquarters.

          On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements. See Part II, Item 2 - Recent Sale of Unregistered Securities.

Factors Affecting Future Performance

          A significant portion of the Company’s revenues from continuing operations in the first six months of 2004 (approximately $1,142,000) are from the recognition in the first quarter of the fourth and final lump sum license fee from Capgemini related to the eProcurement Scotland program in the U.K. Because this was a non-recurring fee, it was anticipated the Company’s revenues would be lower in the remaining quarters of 2004. Nonetheless, the eProcurement Scotland program is expected to be an ongoing source of revenues for the Company. The Company’s revenues in the U.K. are directly affected by the number of Public Entities that join the eProcurement Scotland program, via Capgemini. If the Company, in conjunction with Capgemini, the primary contractor for the eProcurement Scotland program, is unable to perform under this license, it would have a significant adverse affect on the Company’s financial results.

          The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

          The Company’s investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. To date, such fluctuations have amounted to an accumulated cost of $834,000. This amount could become more material in the future due to an anticipated increase in revenues generated in the U.K. and associated expenses.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

          Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB may include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “given,” “targets,” “intends,” “anticipates,” “plans,” “projects”, “forecasts” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the Company’s history of ongoing operating losses; (ii) the overall marketplace and clients’ acceptance and usage of eCommerce software systems, including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, revenue generation by the acquisition of new customers, the acceptance of the eProcurement Scotland program by individual agencies of the Government of Scotland, and corporate demand for eProcurement and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; (iv) the potential requirement to raise additional working capital to fund operations and the availability of any such funding to the Company; and (v) other risks detailed from time to time in the Company’s Annual Report on Form 10-K, as amended, its Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004, and in its other SEC reports and statements. The Company assumes no obligation to update any of the information contained or referenced in this Form 10-QSB filing.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

          The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

          There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Recent Sale of Unregistered Securities

          On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM”). The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Convertible Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements.

          The Regulation S Shares were issued in reliance on the exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulations S Shares will be “restricted securities,” as the term is defined pursuant to Rule 144 under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM exchange and will not commingle with the Company’s stock traded on the Over The Counter Bulletin Board until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

Item 4. Submission of Matters to a Vote of Security Holders

          The 2004 Annual Meeting of Stockholders of Elcom International, Inc. was held on June 25, 2004 and, of the 61,241,860 shares of Common Stock outstanding and entitled to vote at the meeting, 44,218,402 shares were represented in person or by proxy. The proposals voted upon at the Annual Meeting, and the results of such voting, are set forth below.

I.	Proposal to fix the size of the Board of Directors at seven.

FOR	AGAINST	ABSTAIN
43,797,275	335,031	86,096

II.	Election of two Directors, each to serve a three-year term until the Annual Meeting of Stockholders in 2007 and until their respective successor has been duly elected and qualified.

	FOR	WITHHELD
Robert J. Crowell	43,726,663	491,739

William W. Smith	43,633,659	584,743

The term of office of each of the following Directors continued after the 2004 Annual Meeting: John E. Halnen, Richard J. Harries, Jr., and John W. Ortiz.

III.	Proposal to approve and adopt an amendment to the Company’s Second Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

FOR	AGAINST	ABSTAIN
42,883,056	1,287,475	47,871

IV.	Proposal to ratify, approve and adopt the 2004 Stock Option Plan of Elcom International, Inc., covering 6,000,000 shares of common stock.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
22,703,085	1,557,488	70,695	19,887,134

     Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

10.23	Form of Investment Agreement by and among the Company, Smith & Williamson Corporate Finance Limited, several investors and the Directors of the Company named therein.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc. (Registrant)

Date: July 26, 2004	By:	/s/Robert J. Crowell

Robert J. Crowell
Chairman and CEO

Date: July 26, 2004	By:	/s/Laurence F. Mulhern

Laurence F. Mulhern
Chief Financial Officer