Form 10QSB
period 2004-09-30
ELCOM INTERNATIONAL INC
filed 2004-11-15
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes [X]  No [   ]

The registrant had 61,281,860 shares of common stock, $.01 par value, outstanding as of November 5, 2004.

Transitional Small Business Disclosure Format       Yes [   ]   No  [X]

INDEX

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2003 and September 30, 2004 (unaudited)	2
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) – Three and Nine Month Periods Ended September 30, 2003 and 2004 (unaudited)	3
	Consolidated Statements of Cash Flows - Nine Month Periods Ended September 30, 2003 and 2004 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis	11
Item 3.	Controls and Procedures	16
Part II — OTHER INFORMATION
Item 6.	Exhibits	17
Signatures		17
EX-31.1 Section 302 CEO Certification
EX-31.2 Section 302 CFO Certification
EX-32.1 Section 906 CEO Certification
EX-32.2 Section 906 CFO Certification

PART I – FINANCIAL INFORMATION

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)

	December 31,	September 30,
	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$515	$857

Accounts receivable:
Trade	938	333
Other	140	—

	1,078	333
Less-Allowance for doubtful accounts	51	47

Accounts receivable, net	1,027	286

Prepaid expenses and other current assets	43	82

Total current assets	1,585	1,225

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	18,016	18,039
Land, buildings and leasehold improvements	1,333	1,333
Furniture, fixtures and equipment	3,544	3,544

	22,893	22,916
Less — Accumulated depreciation and amortization	22,110	22,617

	783	299

OTHER ASSETS	15	10
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	80	48

	$2,463	$1,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Loans payable	$1,113	$—
Accounts payable	681	258
Deferred revenue	733	515
Accrued expenses and other current liabilities	1,960	2,140
Current liabilities of discontinued operations	444	261

Total current liabilities	4,931	3,174

CONVERTIBLE DEBENTURES, NET OF DISCOUNT	254	335

Total liabilities	5,185	3,509

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding – none	—	—
Common stock, $.01 par value; Authorized – 100,000,000 and 200,000,000 shares — Issued — 31,432,546 and 61,812,569 shares	314	618
Additional paid-in capital	115,886	118,703
Accumulated deficit	(113,371)	(115,722)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(839)	(814)

Total stockholders’ deficit	(2,722)	(1,927)

	$2,463	$1,582

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net Sales
Licenses and associated fees	$315	$472	$1,142	$2,443
Professional services	52	195	425	531

Total net sales	367	667	1,567	2,974
Cost of sales	36	60	365	197

Gross profit	331	607	1,202	2,777
Operating Expenses:
Selling, general and administrative	1,610	1,564	6,417	4,702
Research and development	67	96	194	218

Total operating expenses	1,677	1,660	6,611	4,920

Operating loss from continuing operations	(1,346)	(1,053)	(5,409)	(2,143)

Interest and other income (expense), net	99	7	79	(18)
Interest expense	(31)	(60)	(72)	(190)

Net loss from continuing operations before tax	(1,278)	(1,106)	(5,402)	(2,351)
Income tax benefit	—	—	492	—

Net loss from continuing operations	(1,278)	(1,106)	(4,910)	(2,351)
Discontinued operations
Net income (loss) from discontinued operations, net of tax	(197)	—	110	—

Net loss	(1,475)	(1,106)	(4,800)	(2,351)
Foreign currency translation adjustment, net of tax	3	20	(2)	25

Comprehensive loss	$(1,472)	$(1,086)	$(4,802)	$(2,326)

Basic and diluted net income (loss) per share data:
Continuing operations	$(0.04)	$(0.02)	$(0.16)	$(0.05)
Discontinued operations	(0.01)	—	—	—

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.16)	$(0.05)

Weighted average number of basic and diluted shares outstanding	30,902	61,282	30,902	49,557

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(4,910)	$(2,351)
Adjustments to reconcile net loss to net cash used in operating activities -
Depreciation and amortization	1,126	588
Changes in current assets and liabilities:
Accounts receivable, net	14	741
Prepaid expenses and other current assets	(25)	(39)
Accounts payable	544	(423)
Deferred revenue	(63)	(218)
Accrued expenses, current liabilities and other	(873)	180

Net cash used in continuing operations	(4,187)	(1,522)
Net cash provided by (used in) discontinued operations	482	(151)

Net cash used in operating activities	(3,705)	(1,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(177)	(23)
Change in other assets	41	5

Net cash used in investing activities	(136)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable and capital lease obligations	(268)	(1,403)
Proceeds from loans payable	983	290
Proceeds from issuances of common stock, net	—	3,121
Issuance of convertible debentures	949	—

Net cash provided by financing activities	1,664	2,008

FOREIGN EXCHANGE EFFECT ON CASH	(2)	25

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,179)	342
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,302	515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123	$857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13	$4

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

     Consolidation

         The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Elcom”). On December 31, 2001 the Company divested itself of its U.K. information technology products (“IT Products”) business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. The results of operations for these businesses have been presented under the financial reporting requirements for discontinued operations for all applicable periods presented.

     Quarterly Presentation

         In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, the results of operations for the three and nine-month periods ended September 30, 2003 and 2004, and cash flows for the nine-month periods ended September 30, 2003 and 2004. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform with the current period presentation.

     Liquidity and Capital Resources

         The Company has incurred net losses every year since 1998, has an accumulated deficit of $115,722,000, and expects to incur a loss in fiscal 2004. As of September 30, 2004, the Company had $857,000 of cash, which the Company anticipates will allow it to operate into the first quarter of 2005. Prior to that time, the Company intends to raise additional funding sufficient to support its operations. The Company is currently in discussions with several parties regarding the raising of additional capital, however there can be no assurance that the Company will receive any such funding or, if raised, on what terms or what the timing thereof may be. Without such funding the Company would likely be forced to curtail operations and/or take other measures during the first quarter of 2005.

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

The Company offers both enterprise and non-enterprise (hosted) versions of its PECOS solution. In accordance with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, in order for licensing revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company’s treatment of revenue where the software is hosted by the Company has historically been consistent with EITF 00-3, with hosting and associated fees generally being recognized ratably over the related contract term, or as earned.

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

Had compensation expense for awards under the Company’ s Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2003	2004	2003	2004
Net Loss, as reported	$(1,475)	$(1,106)	$(4,800)	$(2,351)
Less: Compensation expense for option awards determined under fair value based method	(77)	(326)	(872)	(821)

Pro forma net loss	$(1,552)	$(1,432)	$(5,672)	$(3,172)

Net loss per share:
As reported – basic and diluted	$(0.05)	$(0.02)	$(0.16)	$(0.05)

Pro forma – basic and diluted	$(0.05)	$(0.02)	$(0.18)	$(0.06)

(iii)	Income Taxes:

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

3. Stockholders’ Equity

     (a) Sale of Common Stock

         On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”). The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s previous placements of Convertible Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements.

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

4. Net Loss Per Share

         Basic net income (loss) per share (EPS) is calculated by dividing the reported net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the “treasury stock” method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock issuable upon the exercise of stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

         Based on the average market price of the Company’s common stock in the three-month period ended September 30, 2004, a net total of 1,176,000 shares covered by options would have been dilutive, and 11,821,000 shares covered by options and warrants with per share exercise prices ranging from $0.19 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the nine-month period ended September 30, 2004, a net total of 1,134,000 shares covered by options would have been dilutive, and 11,921,000 shares covered by options and warrants with per share exercise prices ranging from $0.19 to $22.50 would have been anti-dilutive.

         Based on the average market price of the Company’s common stock in the three-month period ended September 30, 2003, a net total of 3,127,000 shares covered by options would have been dilutive, and 8,763,000 shares covered by options and warrants with per share exercise prices ranging from $0.25 to $24.06 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the nine-month period ended September 30, 2003, a net total of 2,012,000 shares covered by options would have been dilutive, and 9,342,000 shares covered by options and warrants with per share exercise prices ranging from $0.25 to $24.06 would have been anti-dilutive.

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

The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended September 30, 2003 and 2004, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2004	2003	2004
Net sales from continuing operations:
U.S.	$204	$187	$846	$559
U.K.	163	480	721	2,415

	$367	$667	$1,567	$2,974

Operating income (loss) from continuing operations:
U.S.	$(1,150)	$(1,185)	$(4,793)	$(3,570)
U.K.	(196)	132	(616)	1,427

Operating loss from continuing operations	$(1,346)	$(1,053)	$(5,409)	$(2,143)

	December 31,	September 30,
	2003	2004
Identifiable assets of continuing operations:
U.S.	$1,522	$552
U.K.	861	982

	$2,383	$1,534

Identifiable assets of discontinued operations:	80	48

	$2,463	$1,582

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

         On April 3, 2003, the Company signed an agreement whereby Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc), agreed to advance £625,000 ($983,000 as of April 3, 2003 and adjusted to $1,142,000 in the first quarter of 2004 to account for changes in the pound sterling to dollar conversion rate) to the Company representing an advance of a final lump-sum payment which was subsequently earned by the Company during February 2004. Accordingly, the Company recognized license revenue of $1,142,000 in the first quarter of 2004, upon achievement of the specified event under the Company’s agreement with Capgemini. The loan was paid upon the Company earning this revenue in February 2004. Therefore, no cash payments were involved in the recognition of this revenue or the repayment of the Capgemini loan in the first quarter of 2004.

Item 2. Management’s Discussion and Analysis

Introduction

         This introduction is intended to provide context and better understanding of the Management’s Discussion and Analysis (“MD&A”) which follows. Under the Interpretive Release promulgated on December 23, 2003 by the Securities and Exchange Commission (the “Commission”), Elcom intends to endeavor, as much as possible, to explain to its stockholders its comparative financial data in the MD&A section in such a way as to make the information more understandable to the reader. The Company intends to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of the Company’s financial comparisons.

Overview

         Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet and web-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). The Company’s PECOS™ ePurchasing solution is robust and is remotely-hosted by Elcom at its own data center, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are using or accessing Elcom’s solution. Elcom became publicly-held and quoted on Nasdaq in 1995 and now trades on the Over the Counter Bulletin Board under the symbol ELCO and on the AIM Exchange under the symbols ELC and ELCS. Elcom has a seasoned management team in place with substantial experience in eBusiness technologies. The Company operates in the U.S. and U.K. with the majority of current revenues and projected future growth expected to be generated from U.K. clients. Although Elcom’s ePurchasing system is generic and can be used in any industry, Elcom has a growing presence in the utilities and public sector marketplaces.

         Since its inception in 1992, the Company has developed its PECOS™ (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (“eNegotiation”) functions, and a catalog content management system from third parties, which are offered as optional modules to clients. The Company is also in final negotiations for a sales agent referral agreement to allow it to offer supplier enablement functionality to its buyer and supplier clients. The Company’s PECOS™ solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity. Management believes that the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

         After the September 11, 2001 terrorist attacks and because of the immediate and subsequent material decline in demand for IT Products, on December 31, 2001 the Company divested itself of its U.K. IT Products business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. Prior to the divestiture of the IT Products businesses in the U.K. and U.S., the Company had previously marketed over 130,000 IT Products to commercial, educational and governmental accounts via traditional and several electronic methodologies. The Company has now transitioned to a pure software solutions company with its PECOS eProcurement and eMarketplace system as its primary platform, and the results of operations for the divested IT Products and services businesses have been presented as discontinued operations for all applicable periods presented. The Company received far less than anticipated for the divestiture of its U.S. IT business, which caused Elcom’s auditors to issue a ‘going concern’ audit opinion on the Company’s 2001 and 2002 financial statements. As of December 31, 2003, the ‘going concern’ qualification was removed as a result of the Company raising funds via the sale of Common Stock, as discussed below and in Note (3) — Stockholders’ Equity, to the Consolidated Financial Statements.

         During 2003, the economic environment in the U.S. was very weak. In the U.K., the Company’s contract with Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc) associated with the Scottish Executive’s eProcurement Scotland program, began to result in an increase in business activity towards the end of the third quarter of 2003. This increase in activity, which accelerated during the fourth quarter of 2003 and continued into 2004, slowed in the summer months of 2004, but has recently increased again. Certain of the activity in the first three quarters of 2004 was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with a group of NHSS hospital trusts beginning implementations in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organizations, four (4) of which were already in the eProcurement Scotland program at the end of 2003. Seven (7) additional NHSS hospital trusts have signed on to the eProcurement Scotland program through October 31, 2004. The remainder are expected to be implemented during 2004 and 2005. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to experience additional activity in other agencies/councils/NHSS trusts (“Public Entities”) in Scotland. The eProcurement Scotland program currently has twenty (20) Public Entities in the program (ten (10) of which signed on in the first ten months of 2004) with others in the process of joining. As of October 31, 2004, sixteen (16) of the twenty (20) Public Entities are live with the remaining four (4) customers in various stages of implementation. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program. The Company earns implementation fees and monthly hosting and maintenance fees for each Public Entity that joins the eProcurement Scotland program.

         In addition to existing relationships with Capgemini and Capita Group Plc, the Company has expanded its channel partners in the U.K. and has joined in several bids with PA Consulting Plc, a U.K.-based consulting firm, to offer eMarketplace solutions to central and local government authorities, councils and other government public sector organizations in England (not in Scotland).

Recent Sale of Regulation S Shares

         On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements. See Note (3) — Stockholders’ Equity, to the Consolidated Financial Statements for additional information regarding the sale of the Regulation S Shares and the use of the resulting proceeds.

Critical Accounting Policies and Estimates

         The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions (See Note (2) — Critical Accounting Policies, to the September 30, 2004 Consolidated Financial Statements).

Off-Balance Sheet Financings

         The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in its consolidated financial statements, nor does it have any interests in or relationships with any special purpose entities.

Results of Operations

Quarter ended September 30, 2004 compared to the quarter ended September 30, 2003.

         Net Sales. Net sales for the quarter ended September 30, 2004 increased to $667,000 from $367,000 in the same period of 2003, an increase of $300,000, or 82%. Professional services revenue increased primarily due an increase in implementation activities in the U.K. related to the Scottish Executive’s eProcurement Scotland program. During the third quarter of 2004, three eProcurement Scotland customers were brought live, one additional customer went live in October, 2004, and four additional customers are currently in various stages of implementation, with one or two of those customers anticipated to go live in the fourth quarter of 2004. No eProcurement Scotland customers were brought live in the comparable 2003 quarter. Licenses and associated fees were $472,000 in the

2004 quarter, a 50% increase over the $315,000 recorded in the 2003 quarter, primarily due to the increase in ongoing hosting and associated fees earned from eProcurement Scotland customers. Licenses and associated fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services revenue includes implementation fees, integration fees and other professional services income.

         Gross Profit. Gross profit for the quarter ended September 30, 2004 increased 83% to $607,000 from $331,000 in the comparable 2003 quarterly period, reflecting the increased revenues recorded in the third quarter of 2004.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the quarter ended September 30, 2004 were $1,564,000 compared to $1,610,000 in the 2003 quarter, a decrease of $46,000. During the third quarter of 2003 the Company’s SG&A was reduced by approximately $284,000 related to receipt of a franchise tax refund. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to better align its SG&A with lower than anticipated revenues and has maintained this decreased level of expenses throughout the first three quarters of 2004. The measures taken in 2003 included personnel reductions throughout most functional and corporate areas. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. although overall headcount has only increased by one, from 38 employees at September 30, 2003 to 39 employees at September 30, 2004. The decrease in SG&A from the 2003 quarter to the 2004 quarter is due largely to a reduction in depreciation and amortization expense (various Company assets have been fully depreciated/amortized), a small decrease in personnel related expenses, and is net of an increase in administrative expenses, reflecting the increased cost of being an AIM Exchange company.

         Research and Development Expense. Research and development expense for the quarters ended September 30, 2004 and 2003 were $96,000 and $67,000, respectively, reflecting the Company’s ongoing investment in its software products. The Company intends to continue this level of investment.

         Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $1,346,000 for the quarter ended September 30, 2003, compared to a loss of $1,053,000 reported in the comparable quarter of 2004, a decrease of $293,000, or 22% in the reported loss. This smaller operating loss from continuing operations in the third quarter of 2004 compared to the 2003 quarter was due to both the reduction in SG&A and the increase in net sales.

         Interest and Other Income (Expense), Net. Interest and other income (expense), net for the quarter ended September 30, 2003 was income of $99,000 versus income of $7,000 in the comparable 2004 quarter. The 2003 amount primarily related to interest income received in conjunction with a state franchise tax refund.

         Interest Expense. Interest expense for the quarter ended September 30, 2004 was $60,000 compared to $31,000 in the 2003 quarter. The 2003 expense reflects interest on $949,000 of convertible debentures issued on April 23, 2003, and amortization of the related conversion discount, as well as interest on certain capital leases, while the 2004 expense primarily reflects interest on the full $1,264,000 principal amount of Convertible Debentures, and amortization of the related conversion discount.

         Net Loss from Continuing Operations. The Company’s net loss from continuing operations for the quarter ended September 30, 2004 was $1,106,000, a decrease of 13%, or $172,000 from the comparable quarterly loss in 2003 of $1,278,000, as a result of the factors discussed above. The Company anticipates that it will continue to incur net losses into 2005.

         Net Income (Loss) From Discontinued Operations. The Company recorded a net loss from discontinued operations in the quarter ended September 30, 2003 of $197,000, primarily related to a leased discontinued operations facility where the Company’s subtenant went bankrupt. The Company does not anticipate significant further income or expense from discontinued operations.

Nine Months ended September 30, 2004 Compared to the Nine Months ended September 30, 2003.

         Net Sales. Net sales for the nine months ended September 30, 2004 increased to $2,974,000 from $1,567,000 in the same period of 2003, an increase of $1,407,000. Licenses and associated fees increased primarily due to recording the fourth and final lump sum license payment from Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc) of $1,142,000 which was earned upon signing the thirteenth customer of the eProcurement Scotland program in the first quarter of 2004 (this license fee is non-recurring). Exclusive of the one-time Capgemini license payment, licenses and associated fees increased $159,000 in the 2004 period over the amount reported in the first nine months of 2003, primarily due to an increase in ongoing hosting and associated fees earned from eProcurement Scotland customers. Licenses and associated fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services fees increased by $106,000, from $425,000 in 2003 to $531,000 in 2004, reflecting more implementations in 2004 than in 2003. During the first three quarters of 2004, six eProcurement Scotland customers were brought live, one additional customer went live in October, 2004, and four additional customers are currently in various stages of implementation, with one or two of those customers anticipated to go live in the fourth quarter of 2004. In the first three quarters of 2003, only one eProcurement Scotland customer was brought live. Professional services revenue includes implementation fees, integration fees and other professional services income.

         Gross Profit. Gross profit for the nine months ended September 30, 2004 increased to $2,777,000 from $1,202,000 in the comparable 2003 nine-month period, an increase of 131%, or $1,575,000. This increase is a result of the much higher level of one-time licenses and associated fees revenue recorded in the first nine months of 2004 versus revenues recorded in the first nine months of 2003.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2004 were $4,702,000 compared to $6,417,000 in the first three quarters of 2003, a decrease of $1,715,000 or 27%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to better align its SG&A with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. Reductions in personnel resulted in a decrease in personnel expense in the first nine months of 2004 of approximately $838,000 when compared to the first nine months of 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. although overall headcount has only increased by one, from 38 employees at September 30, 2003 to 39 employees at September 30, 2004. The remaining decrease in SG&A from the first three quarters of 2003 to the first three quarters of 2004 is due largely to a reduction in depreciation and amortization expense, as various Company assets have been fully depreciated/amortized as well as credits negotiated with two service providers which resulted in one-time credits of $192,000 in the first nine months of 2004. In the first three quarters of 2003, the Company’s SG&A was reduced by approximately $800,000 related to reversal of a franchise tax accrual (as payment was no longer deemed probable), and receipt of a franchise tax refund.

         Research and Development Expense. Research and development expense for the nine months ended September 30, 2004 and 2003 were $218,000 and $194,000, respectively, reflecting the Company’s ongoing investment in its software products. The Company intends to continue this level of investment.

         Operating Loss from Continuing Operations. The Company reported an operating loss from continuing operations of $5,409,000 for the nine months ended September 30, 2003 compared to a loss of $2,143,000 reported in the comparable nine months of 2004, a decrease of 60%, or $3,266,000 in the reported loss. This smaller operating loss from continuing operations in the first nine months of 2004 compared to the same period in 2003 was due to both the reduction in SG&A and the one-time increase in licenses and associated fees revenue in the first quarter of 2004, as described above.

         Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the nine months ended September 30, 2004 was an expense of $18,000 versus income of $79,000 in the comparable 2003 period. The 2004 expense primarily relates to a translation loss related to a loan from Capgemini. The 2003 amount primarily related to interest income received in conjunction with a state franchise tax refund.

         Interest Expense. Interest expense for the nine months ended September 30, 2004 was $190,000, compared to $72,000 in same nine-month period of 2003. The 2003 expense reflects interest on $949,000 of convertible debentures issued on April 23, 2003, and amortization of the related conversion discount, as well as interest on certain capital leases, while the 2004 expense primarily reflects interest on $1,264,000 of Convertible Debentures, and amortization of the related conversion discount.

         Income Tax Benefit. During the first nine months of 2003 the Company reported a tax benefit of $492,000 from the reversal of income tax accruals, as payment was no longer deemed probable.

         Net Loss from Continuing Operations. The Company’s net loss from continuing operations for the nine months ended September 30, 2004 was $2,351,000, a decrease of $2,559,000 from the $4,910,000 loss reported in the same period of 2003, primarily due to the factors discussed above. The Company anticipates that it will continue to incur net losses into 2005.

         Net Income From Discontinued Operations. The Company recorded net income from discontinued operations of $110,000 in the first nine months of 2003. The Company does not anticipate significant further income or expense from discontinued operations.

Liquidity and Capital Resources

         Net cash used in continuing operations totaled $1,522,000 in the first nine months of 2004, primarily due to the net loss incurred less depreciation and amortization. A $741,000 reduction in accounts receivable was more than offset by the combined effect of an increase in other current assets and a net decrease in current liabilities.

         Net cash used in continuing operations for the nine-month period ended September 30, 2003 was $4,187,000, resulting primarily from a net loss from continuing operations of $4,910,000 less depreciation and amortization of $1,126,000, together with a net use of funds of $403,000 resulting from the net change in current assets and liabilities.

         At September 30, 2004, the Company’s principal sources of liquidity were cash and cash equivalents of $857,000 and accounts receivable of $286,000.

         The Company’s principal cash commitments consists of a lease on its headquarters and payments to Capgemini related to maintenance of a disaster recovery computer system in Canada, primarily for the benefit of the eProcurement Scotland program.

         As previously discussed, the Company closed on the sale of the Regulation S Shares to investors in the U.K. on April 16, 2004, and listed the Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements. See Note (3) — Stockholders’ Equity, to the Consolidated Financial Statements for additional information regarding the sale of the Regulation S Shares and the use of the resulting proceeds.

Risk Factors Related to Liquidity and Capital Resources and Other Factors Affecting Future Performance

         The Company has incurred net losses every year since 1998, has an accumulated deficit of $115,722,000, and expects to incur a loss in fiscal 2004. As of September 30, 2004, the Company had $857,000 of cash, which the Company anticipates will allow it to operate into the first quarter of 2005. Prior to that time, the Company intends to raise additional funding sufficient to support its operations. The Company is currently in discussions with several parties regarding the raising of additional capital, however there can be no assurance that the Company will receive any such funding or, if raised, on what terms or what the timing thereof may be. Without such funding the Company would likely be forced to curtail operations and/or take other measures during the first quarter of 2005.

         A significant portion of the Company’s revenues from continuing operations in the first nine months of 2004 (approximately $1,142,000) are from the recognition in the first quarter of the fourth and final lump sum license fee from Capgemini related to the eProcurement Scotland program in the U.K. Because this was a non-recurring fee, it was anticipated the Company’s revenues would be lower in the remaining quarters of 2004. Nonetheless, the eProcurement Scotland program is expected to be an ongoing source of revenues for the Company. The Company’s revenues in the U.K. are directly affected by the number of Public Entities that join the eProcurement Scotland program, via Capgemini. If the Company, in conjunction with Capgemini, the primary contractor for the eProcurement Scotland program, is unable to perform under this license, it would have a significant adverse affect on the Company’s financial condition and results of operations.

         The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

         The Company’s investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. To date, such fluctuations have amounted to an accumulated cost of $814,000. This amount could become more material in the future due to an anticipated increase in revenues generated in the U.K. and associated expenses.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB may include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “given,” “targets,” “intends,” “anticipates,” “plans,” “projects”, “forecasts” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the Company’s history of ongoing operating losses; (ii) the overall marketplace and clients’ acceptance and usage of eCommerce software systems, including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, revenue generation by the acquisition of new customers, the acceptance of the eProcurement Scotland program by public entities, and corporate demand for eProcurement and eMarketplace solutions; (iii) the consequent results of operations given the aforementioned factors; and (iv) the requirement for the Company to raise additional working capital to fund operations during the next few months, but no later than early in the first quarter of 2005, and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as a merger or acquisition is consummated, the Company may have no option but to seek protection under bankruptcy laws. Other risks are detailed from time to time in the Company’s 2003 Annual Report on Form 10-K, as amended, its Quarterly Reports on Form 10-QSB for the quarterly periods ended March 31, and June 30, 2004, and in its other SEC reports and statements. The Company assumes no obligation to update any of the information contained or referenced in this Form 10-QSB filing.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

         The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

         There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

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

Elcom International, Inc. (Registrant)
Date: November 8, 2004	By:	/s/Robert J. Crowell
Robert J. Crowell
Chairman and CEO

Date: November 8, 2004	By:	/s/Laurence F. Mulhern
Laurence F. Mulhern
Chief Financial Officer