Form 10KSB
period 2004-12-31
ELCOM INTERNATIONAL INC
filed 2005-04-13
CIK 900096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-27376

ELCOM INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	04-3175156
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10 Oceana Way, Norwood, Massachusetts	02062 (Zip Code)
(Address of principal executive offices)
Issuer’s telephone number
(781) 440-3333
Securities Registered pursuant to Section 12(b) of the Exchange Act:
None
Securities Registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
(Title of class)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☑
      The issuer’s revenues for the year ended December 31, 2004.......$3,807,000
      The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of such common equity on the Over The Counter Bulletin Board on April 8, 2005, was approximately $4,529,000. For purposes of this disclosure only, the issuer has assumed that its directors, executive officers, and beneficial owners of 10% or more of the issuer’s Common Stock are affiliates of the issuer.
      The registrant had approximately 61,282,000 shares of Common Stock, $.01 par value, outstanding as of April 8, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the issuer’s definitive proxy statement for the 2005 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report on Form 10-KSB.
      Transitional Small Business Disclosure Format     Yes ☐          No ☑.

PART I
PART II
STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
PART III
SIGNATURES
EXHIBIT INDEX
EX-23.1 Consent of Independent Registered Accounting Firm
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.

PART I

Item 1.	Description of Business
Introduction
      Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet and web-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). The Company’s PECOStm ePurchasing solution is typically remotely-hosted by Elcom providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are using or accessing Elcom’s solution under these licenses. Elcom became publicly-held and quoted on NASDAQ in 1995 and now trades on the Over The Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. In addition, since April 16, 2004, the Company’s Common Stock has traded on the Alternative Investment Market of the London Stock Exchange (the “AIM Exchange”) under the symbols ELC and ELCS (representing the Regulation S Shares). Elcom has a seasoned management team in place with substantial experience in eBusiness technologies. The Company operates in the U.S. and U.K. with the majority of current revenues and projected future growth expected to be generated from U.K. clients. Although Elcom’s ePurchasing system is generic and can be used in any industry, Elcom has a growing presence in the utilities and public sector marketplaces.
Overview
      Prior to the divestiture of its IT products and services business in the U.K. and U.S., the Company had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, economic activity in the U.S. began to slow and capital and discretionary spending by the Company’s customer base began to decrease. Subsequent to the September 11, 2001 terrorist attacks, and related material decline in demand from the Company’s IT products customers and the uncertainty surrounding the overall economy, the Company carefully reviewed its business operations. In order to reduce operational and financial risks and properly align the Company’s operations with the slowing economic environment, the Company decided to divest its IT products and services business to reduce costs and allow the Company to focus exclusively on its core Internet-based, ePurchasing technology.
      On December 31, 2001, the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. Commencing during the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions and associated professional services and monthly hosting, usage, license and maintenance fees. As provided by applicable accounting conventions, the IT products and services business has been presented as discontinued operations for all applicable periods presented.
      During 2004 and 2003, the overall demand for software solutions in the U.S. was weak. In the U.K., the Company’s contract with Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc) associated with the Scottish Executive’s eProcurement Scotland program, saw an increase in business activity towards the end of the third quarter of 2003. This increase in activity, which accelerated during the fourth quarter of 2003 and continued into 2004, slowed in the summer months of 2004, then increased in the fourth quarter of 2004, but has recently slowed again. Certain of the activity in 2004 was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with a group of NHSS hospital trusts beginning implementations in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organizations, four (4) of which were already in the eProcurement Scotland program at the end of 2003. Seven (7) additional NHSS hospital trusts have signed on to the eProcurement Scotland program through December 31, 2004. Additional NHSS hospital trusts are expected to join the eProcurement Scotland program during 2005. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to experience additional activity in other agencies/councils/ NHSS trusts (“Public Entities”) in Scotland. The eProcurement Scotland program currently has twenty (20) Public Entities in the program (ten (10) of which signed on in 2004) with others in the process of joining. As of December 31, 2004, seventeen (17) of the twenty (20) Public Entities are live with the remaining three (3) customers in various stages of implementation. There are approximately 47 significant Public Entities potentially available to join the eProcurement Scotland program. The Company earns implementation fees and monthly hosting and maintenance fees for each Public Entity that joins the eProcurement Scotland program. The Company believes there will be slow but steady growth in the eProcurement Scotland program.
      In addition, the Company is a member of a consortium led by PA Consulting Group (“PA”), a world-wide consulting firm, which the Office of Government Commerce of the United Kingdom (“OGC”) has named as the Sole Preferred Bidder for the creation and deployment of the OGC’s eMarketplace for U.K. public sector organizations, which is known as project “Zanzibar.” Zanzibar is expected to be offered to all Public Entities in the U.K., which management estimates, including NHS Trusts (hospitals), local authorities, and other Public Entities, exceed twelve hundred (1,200) entities in total. Due to non-disclosure provisions, the Company is unable to disclose any other aspects of the proposed Zanzibar system at this time. PA is the expected primary contractor and Elcom expects to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Preferred Bidder status means that the OGC will negotiate exclusively with PA with respect to a framework agreement targeted to be in place during the second quarter of 2005. However, Preferred Bidder status is at all times contingent on the successful negotiation of the terms of a framework agreement and the status can be withdrawn by the OGC at its absolute discretion. Accordingly, there can be no assurance that these negotiations will be successful, or that a framework agreement will be consummated. Assuming negotiations are concluded satisfactorily with the OGC, Elcom expects to execute a back-to-back contract with PA for the OGC Zanzibar system directly prior to the framework agreement being signed.
      The Company’s customer base has remained stable during 2004. One small client discontinued its license during 2003, ostensibly due to the Company’s weak financial condition. This customer generated less than $34,000 in annual revenues to the Company. In early 2005, one client, Global Procurement Group, citing the Company’s weak financial condition, elected to cancel its pending contract with the Company, before any revenue had been earned/recognized or any work had been performed on the arrangement. In addition, the Company has been notified that one U.S. customer did not renew its contract in the first quarter of 2005, and one eProcurement Scotland program client will not renew its contract in the third quarter of 2005, which will reduce the Company’s revenues by a total of approximately $110,000 on an annual basis.
Intention to Issue and Sell Common Stock under Regulation S in the U.K.
      In the second quarter of 2005, the Company intends to agree to issue and sell additional Common Stock to investors in the U.K. under its AIM Exchange Listing. As was the case in 2004, the shares are anticipated to be issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933 for offshore private or public placements, and would therefore be subject to the same restrictions as the Regulation S Shares sold in 2004. The Company intends to raise up to £3 million in this contemplated offering, however, the offering is dependent upon the successful negotiation and consummation of the Zanzibar project contracts. Accordingly, there can be no assurance that the sale of any Common Stock in the U.K., will be consummated, or if consummated, what the offering price or dilution to existing stockholders would be. In the event Common Stock is not sold, the Company would be forced to seek other alternative financing. There can no assurance that any such financing could be realized by the Company, if at all, and on what terms. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended to provide the Company with the necessary funds during the period leading up to the proposed AIM Exchange offering. Through April 8, 2005, the Company has received a total of $200,000 of such bridge loans, however the Company requires additional funds to operate until the anticipated Common Stock offering may occur. If the Company is unable to consummate any additional financing or receive additional loaned monies to provide sufficient working capital, the Company would be forced to seek protection under bankruptcy laws.
      If completed, it is likely that the contemplated offering would represent substantial dilution to existing stockholders. The funds derived from any such proposed sale of Common Stock would be used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management expects to occur in 2006. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” and “Risk Factors Relating to Liquidity”.
Product Overview
      Since its inception in 1992, the Company has developed its PECOStm (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a third-party dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (or eNegotiation) functions, as well as a third-party catalog content management system, which modules are offered as optional functionality to clients. The Company’s PECOStm solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.
      The Company’s ePurchasing solution combines robust integrated eProcurement and eMarketplace capabilities and is typically remotely-hosted via the Company’s data center. Management believes that the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.
Procurement and Sourcing Overview
      AMR Research estimates that the procurement and sourcing market will grow from $1.7 billion in 2002 to $2.8 billion in 2007. AMR also estimated the professional services market for procurement and sourcing consulting services was approximately $3 billion in 2002. Due to cost containment policies, the Company has not paid any “affiliate fees’ to any industry research companies and, to management’s knowledge, has not been mentioned and/or discussed in any significant industry research reports during 2003 and 2004.
Products and Pricing
      Products. The Company develops and licenses its PECOStm remotely-hosted, self-service, Internet and web-based automated purchasing and marketplace systems, as described above. The Company also offers a dynamic trading system, a catalog content management system, and has also offered an asset management system, each of such systems being licensed from third party companies.
      Pricing. The Company believes that PECOStm, including its remotely-hosted automated eProcurement and eMarketplace system(s), is competitively priced compared to costs charged by other eProcurement software providers.
Professional Services
      The Company’s professional service offerings include various consulting and supplier services to its clients. These services range from implementation of PECOS and initial training and consulting, to interfacing data from PECOS into back-end computer systems, including Enterprise Resource Planning (“ERP”) systems such as Oracle, SAP and PeopleSoft, Lawson, etc. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.
Management Information Systems
      In the U.S., the Company licenses and utilizes software from Oracle Corporation and other software firms for its Management Information System (“MIS”) to allow management to monitor and manage the Company. The Company’s MIS incorporates modules supporting general ledger, accounts payable, purchasing, accounts receivable, inventory and order entry. Company management is involved in U.K. operations and receives data from its chartered accountants in the U.K., to manage and monitor the Company’s U.K. operations.

      The Company’s operations are dependent in part upon its ability to protect its MIS network infrastructure in its Norwood, MA facility against damage from physical/“cyber” break-ins, natural disasters, operational disruptions and other events. To protect the Company’s data and provide service to its customers if the Company’s data center were to become inoperative, the Company has a disaster-recovery system in place.
Sales and Marketing
      As of December 31, 2004, the Company’s sales, marketing and related support personnel in the U.S. and U.K. were comprised of five marketing and/or relationship management personnel, and 9 customer support personnel. The Company markets and sells its ePurchasing solutions primarily through its channel partners.
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
Competition
      The market for ePurchasing solutions is competitive and evolving rapidly. The Company expects competition in this market to continue to intensify in the future. Among other factors, before investing in an eBusiness system, the Company believes potential clients consider the cost of the system compared to the level of features and functions available in electronic commerce (“eCommerce”) applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company’s existing computer system. The Company competes with vendors of prepackaged eCommerce software, vendors of software tools for developing eCommerce applications and systems integrators. The Company’s competitors include Ariba, Inc., Perfect Commerce, (based on the Commerce One platform), Ketera (based on Ariba, hosted) and Epsilon (Ariba). The Company also sees competition from other emerging and established companies, including Oracle and PeopleSoft, SAP, and other ERP systems, many of which have products or alliances to offer Internet-based eCommerce, including eProcurement modules which function as part of their ERP system(s). The Company does not typically engage potential clients which have a major ERP system in place. The Company’s potential competitors also include systems integrators such as Electronic Data Systems (EDS) and a number of EDI solution vendors.
      Certain of these and other competitors have longer operating histories and most have significantly greater financial, technical, marketing and other resources than the Company and thus may have more extensive sales or distribution networks and may be able to develop their solution(s) or respond more quickly to new or changing opportunities, technologies and client requirements. Also, many current and potential competitors have greater name recognition and more extensive client bases that could be leveraged, thereby gaining market share to the Company’s detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company and some are able to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with its competitors or that the competitive pressures faced by the Company will not have an adverse effect on the Company’s business, results of operations and/or financial condition.
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
Personnel
      As of December 31, 2004, the Company had a total of 25 full time and 5 part time personnel in the U.S. and 8 full time personnel in the U.K. The Company’s personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company’s future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future. The Company has relied heavily on stock option grants to motivate and incentivize its personnel. As of April 8, 2005, the Company employed 24 full time and 5 part time personnel in the U.S. and 8 full time personnel in the U.K.
Company Trade Names and Trademarks
      Elcom and PECOS are tradenames and/or trademarks of the Company. The Company has referred to a variety of other entities and products in this Form  10-KSB, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

Item 2.	Description of Property
      As of December 31, 2004, the Company leased the property set forth below. The facility lease expires in July 2006. See Note (7) in the Notes to Consolidated Financial Statements, included elsewhere in this Form 10-KSB.

	Approximate
	Square
Location	Footage	Use

Norwood, Massachusetts	36,000	Corporate Headquarters
      The Company’s U.K. personnel work either at customer sites or from home offices which are equipped with the necessary office infrastructure to conduct business, including high-speed Internet access.

Item 3.	Legal Proceedings
      The Company is a party to various claims, disputes and other proceedings relating to matters arising in the normal course of its business or as a result of its weak financial position. In the opinion of management, the outcome of these matters will not have a material adverse effect on the reported consolidated financial condition or results of operations of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
Price Range of Common Stock
      From August 11, 2002 to January 15, 2003, the Company’s Common Stock was listed on the Nasdaq SmallCap Market. Since January 16, 2003, the Company’s Common Stock has been quoted on the OTCBB under the symbol ELCO. In addition, since April 16, 2004, the Company’s Common Stock has traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares). As of December 31, 2004, there were approximately 475 stockholders of record of the Company’s Common Stock. This number does not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms which persons or entities are estimated by the Company to be in excess of 12,000 as of December 31, 2004. The high and low closing sales prices reported by the Nasdaq SmallCap Market or OTCBB (beginning January 16, 2003) for each of the quarters in the two year period ended December 31, 2004 are set forth in the table below. For the period from January 1, 2005 to April 8, 2005, such high and low closing sales prices were $0.28 and $0.075, respectively. The OTCBB market closing sales prices reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

	2004		2003

Quarter Ended	High	Low	High	Low

March 31,	$0.280	$0.175	$0.240	$0.070
June 30,	$0.240	$0.140	$0.410	$0.120
September 30,	$0.250	$0.130	$0.370	$0.190
December 31,	$0.165	$0.060	$0.260	$0.175
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

Sale of Unregistered Securities — Common Stock
      On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the AIM Exchange. Smith & Williamson Corporate Finance Limited is the Company’s nominated investment advisor in the U.K. and Durlacher Ltd was the Company’s U.K. broker for this offering. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s previous placements of Convertible Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares were used to support the Company’s working capital requirements in 2004.
      The Regulation S Shares were issued in reliance on the exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period, which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulations S Shares will be “restricted securities,” as the term is defined pursuant to Rule 144 under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with the Company’s stock quoted on the OTCBB until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.
Intention to Issue and Sell Common Stock under Regulation S in the U.K.
      In the second quarter of 2005, the Company intends to agree to issue and sell additional shares of Common Stock to investors in the U.K., which will be listed on the AIM Exchange. As was the case in 2004, the shares are anticipated to be issued in reliance on the exemption from registration under Regulation S promulgated under the Act for offshore private or public placements, and would therefore be subject to the same restrictions as the Regulation S Shares sold in 2004. The Company intends to raise up to £3 million in this contemplated offering, however, the offering is dependent upon, among other factors, the successful negotiation and consummation of the Zanzibar project contracts. Accordingly, there can be no assurance that the sale of any Common Stock in the U.K. will be consummated, or if consummated, what the offering price or dilution to existing stockholders would be. In the event Common Stock is not sold, the Company would be forced to seek other alternative financing. There can no assurance that any such financing could be realized by the Company, and if at all, and on what terms. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended to provide the Company with the necessary funds during the period leading up to the proposed AIM Exchange offering. Through April 8, 2005, the Company has received a total of $200,000 from such bridge loans, however the Company requires additional funds to operate until the anticipated Common Stock offering may occur. If the Company is unable to obtain any additional financing or receive additional loaned monies to provide sufficient working capital to operate, the Company would be forced to curtail operations and/or seek protection under bankruptcy laws.
      If completed, it is likely that the contemplated offering of Common Stock in the U.K. would substantially dilute existing stockholders of the Company. The funds derived from any such proposed sale of Common Stock would be used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management expects to occur in 2006. See “Risk Factors Relating to Liquidity.”

The foregoing does not constitute an offer to sell or the solicitation of an offer to buy shares of the Company’s Common Stock.

Item 6.	Management’s Discussion and Analysis or Plan of Operation
Introduction
      This introduction is intended to provide context and better understanding of the Management’s Discussion and Analysis of Financial Conditions and Results of Operations (“MD&A”) which follows. Under the Interpretive Release promulgated in December 23, 2003 by the SEC, Elcom intends to endeavor, as much as possible, to explain to its stockholders its comparative financial data contained in the MD&A section in such a way as to make the information more understandable to the reader. The Company intends to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of the Company’s financial comparisons.
Historical Overview
      As discussed elsewhere herein, after the September 11, 2001 terrorist attacks and because of the immediate and subsequent material decline in demand for IT products, on December 31, 2001 the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. As a result of these divestitures, commencing in the second quarter of 2002, the Company did not record any revenues arising from the sale of IT products and associated services. As provided by applicable accounting conventions, IT products and services business has been presented as discontinued operations for all applicable periods presented.
      The Company then transitioned to a pure software solutions operation, with its PECOS eProcurement and eMarketplace system as its primary platform. From the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions, associated professional services and monthly license, hosting and maintenance fees. Since its inception in 1992, the Company has developed its PECOStm system, which automates many supply chain and financial settlement functions associated with procurement. The Company also offers a dynamic trading system licensed from a third party, which includes request for proposal, reverse auctioning and other features. During 2004, the Company licensed a catalog content management system from a third party, which is offered as an optional module to clients. In addition, the Company has offered a third-party asset management system.
      Subsequent to the September 11, 2001 terrorist attacks, the overall U.S. economy slowed substantially and the Company’s business became generally static in the U.S. The Company did not consummate any new customer agreements in the U.S. during 2004 or 2003. Management believes that generating new clients has been all the more difficult due to the Company’s weak financial position. Except for a period of time after the Company’s sale of the Regulation S Shares, the Company has been operating under severe cash limitations for an extended period, including voluntary cash salary suspensions from many employees, and in early 2005, a reduction of virtually all U.S.-based personnel’s’ salary by 50%. During 2004, the Company recorded the lowest expenses of any year in the last five years. The Company implemented multiple redundancies in its U.K. and U.S. software solutions businesses during 2002 and 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (sales and support services) in order to service the expanding demand in the municipal market in the U.K.
      Upon completion of the April 2004 sale of Regulation S Shares, the Company anticipated more robust demand for its software solutions than materialized. The Company had anticipated a shortening of the municipal market sales cycle, but this has not yet occurred. Therefore, the Company experienced a revenue shortfall and required additional financing in the first quarter of 2005 in order to continue to operate its business. Beginning in the second half of February 2005, the Company has received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended to provide the Company with the necessary funds during the period leading up to the proposed AIM Exchange offering. Through April 8, 2005, the Company has received a total of $200,000 of such bridge loans, however the Company requires additional funds to operate until the anticipated Common Stock offering may occur. The Company intends to raise working capital via the issuance and sale of Common Stock in the U.K. under Regulation S of the Act in the second quarter of 2005. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” and “Risk Factors Relating to Liquidity”. Failure to consummate the proposed offering of Common Stock in the U.K. or other additional near-term loans or financing would likely force the Company to seek protection under bankruptcy laws.
RESULTS OF OPERATIONS
      The following table sets forth various items of operating results for each of the years in the two-year period ended December 31, 2004 (in thousands):

	2004	2003

Net revenues	$3,807	$3,028
Gross profit	3,347	2,742
Selling, general and administrative expenses	6,032	8,273
Research and development expenses	320	155
Operating (loss) from continuing operations	(3,005)	(5,686)
Interest expense	251	188
Interest and other income (expense), net	(16)	(94)
Income tax benefit	—	558
Net loss from continuing operations	(3,272)	(5,410)
Loss from discontinued operations	—	(41)
Net loss from total operations	$(3,272)	$(5,451)
Year ended December 31, 2004 compared to the year ended December 31, 2003
      Net Revenues. Net revenues for the year ended December 31, 2004 were $3,807,000 compared to $3,028,000 for the year ended December 31, 2002, an increase of $779,000 or 26%. Licenses and associated fees increased primarily due to recording the fourth and final lump sum license payment from Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc), of $1,142,000 which was earned upon signing the thirteenth customer of the eProcurement Scotland program in the first quarter of 2004 (this license fee is non-recurring). Exclusive of the one-time Capgemini license payment, licenses and associated fees decreased $363,000 in 2004 from the amount reported in 2003. This decrease is the net result of a non-recurring license payment of $784,000 recorded in the fourth quarter of 2003, plus an increase in 2004 over 2003 in ongoing hosting and associated fees earned from eProcurement Scotland customers. Licenses and associated fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services and other revenues decreased to $810,000 in 2004 from $910,000 in 2003, reflecting the completion of various projects undertaken in 2003, while the 2004 amount is largely related to new implementations associated with the eProcurement Scotland program. The Company continues to experience less than anticipated demand in the U.S. and very long sales cycles, because of the necessity of tendering bids, in the U.K. Based on its existing license and hosting agreements the Company currently has a recurring annual revenue base of approximately $1.7 million.
      Revenues from Capgemini associated with the Scottish Executive Executive Department of the Government of Scotland (the “Scottish Executive”), comprised 67%, and 46%, of net revenues for the years ended December 31, 2004 and 2003, respectively.
      Gross Profit. The Company recorded a gross profit of $3,347,000 for the year ended December 31, 2004, compared to a gross profit of $2,742,000 for the year ended December 31, 2003, an increase of $605,000 or 22%, due to the increase in net revenues as described above. The gross profit percentage of net revenues was 88% for the year ended December 31, 2004, a decrease from the gross profit percentage of net revenues of 91% for the year ended December 31, 2003, reflecting a tightening of margins on professional services revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2004 decreased to $6,032,000 from $8,273,000 for the year ended December 31, 2003, a reduction of $2,241,000 or 27%. Throughout 2002 and 2003, the Company implemented cost containment measures designed to better align its SG&A costs with lower than anticipated revenues. Those measures included personnel reductions throughout most areas and cash salary suspensions and reductions by many of Elcom’s employees. As of December 31, 2004, the Company recorded $755,000 as accrued salaries payable. This amount is anticipated to be repaid by the Company when, and if, the Company achieves positive cash flow. Reductions in personnel resulted in a decrease in personnel expense in 2004 of approximately $914,000 when compared to 2003. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the (then) expanding demand in the municipal market in the U.K. Overall headcount has only increased by three, from 35 employees at December 31, 2003 to 38 employees at December 31, 2004. The remaining decrease in SG&A in 2004 from 2003 is due largely to a reduction in depreciation and amortization expense, as various Company assets have been fully depreciated/amortized as well as reductions in legal and audit expenses, and credits negotiated with two service providers which resulted in one-time credits of $192,000 in 2004. In 2003, the Company’s SG&A was reduced by approximately $800,000 related to reversal of a franchise tax accrual (as payment was no longer deemed probable), and receipt of a franchise tax refund. The Company estimates that its current annual S,G&A approximates the actual amount recorded in 2004.
      Research and Development Expenses. Research and development expenses for the year ended December 31, 2004 and 2003 were $320,000 and $155,000, respectively. This increase was due primarily to work in 2004 associated with various enhancements to improve the data interchange and VAT treatment capabilities of the Company’s PECOS technology.
      Operating Loss. The Company reported an operating loss from continuing operations of $3,005,000 for the year ended December 31, 2004 compared to $5,686,000 reported for the year ended December 31, 2003, an improvement of $2,681,000 or 47%. The lower operating loss from continuing operations in 2004 was due primarily to reductions in SG&A, and an improvement in gross profit recorded, as discussed above.
      Interest Expense. Interest expense for the year ended December 31, 2004 was $251,000 compared to $188,000 for the year ended December 31, 2003. The increase in interest expense is due primarily to interest of $127,000 accrued on the Company’s ten-year 10% Convertible Debentures and amortization of the Debenture discount of $109,000, reflecting a full year of charges in 2004 vs. a partial year in 2003, as the Debentures were issued in April and October of 2003. The related Debenture amounts in 2003 were interest of $72,000 and amortization of the Debenture discount of $59,000.
      Interest and Other Income (Expense), Net. Interest and other income (expense), net, for the year ended December 31, 2004 decreased to an expense of $16,000, from an expense for the year ended December 31, 2003 of $94,000 (which expense is net of $96,000 of interest income on the state franchise tax refund). The expense in both years is largely due to translation losses associated with the loan from Capgemini (see Note (3) in the Notes to Consolidated Financial Statements).
      Income Tax Benefit. For the year ended December 31, 2003, the Company recorded an income tax benefit of $558,000 reflecting the reversal of income tax accruals as payment was no longer deemed probable.
      Loss from Continuing Operations. The Company generated a loss from continuing operations for the year ended December 31, 2004 of $3,272,000, versus a net loss of $5,410,000 for the year ended December 31, 2003, an improvement of $2,138,000 or 39%, as a result of the factors described herein.
      Net Loss From Discontinued Operations. Net loss from discontinued operations for the year ended December 31, 2003 was $41,000. The Company did not record income or expense from discontinued operations in 2004, and does not anticipate significant further income or expense from discontinued operations. The Company has accrued $303,000 liabilities related to discontinued operations at December 31, 2004, which are scheduled to be paid in 2005.
      Net Loss. The net loss from total operations (including both discontinued and continuing operations) for the year ended December 31, 2004 was $3,272,000 compared to $5,451,000 for the year ended

December 31, 2003, for the reasons cited above. Basic and diluted net loss from total operations per share for the year ended December 31, 2004 were ($0.06), compared with a basic and diluted net loss from total operations per share of ($0.18) for the year ended December 31, 2003. The decrease in the loss per share reflects the decrease in loss as discussed above, plus the substantial increase in shares outstanding as a result of the Company’s offering of Common Stock in April 2004. Actual shares outstanding increased by 95% as a result of the offering, from approximately 31 million shares to 61 million shares, while the weighted average shares outstanding increased by 70% from approximately 31 million shares to 53 million shares, reflecting the timing of the Common Stock offering.
Liquidity and Capital Resources
      Net cash used in operating activities from continuing operations for the year ended December 31, 2004 was $1.7 million, resulting primarily from a net loss from continuing operations of $3.3 million offset by depreciation and other non-cash charges of $0.9 million and a decrease in accounts receivable of $0.7 million.
      As previously discussed, the Company closed on the sale of the Regulation S Shares to investors in the U.K. on April 16, 2004, and listed the Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares were used to support the Company’s working capital requirements in 2004.
      Net cash used in operating activities from continuing operations for the year ended December 31, 2003 was $4.4 million, resulting primarily from a net loss from continuing operations of $5.4 million offset by depreciation of $1.4 million.
      On April 23, 2003, and October 16, 2003, the Company closed private placements to accredited investors of ten-year 10% Senior Convertible Debentures, generating gross proceeds of $1,264,000 and net cash to the Company of $1,017,000. On April 3, 2003, the Company signed an agreement whereby Capgemini agreed to advance £625,000 (approximately $1,142,000) to the Company, representing an advance of a lump-sum payment which was earned by the Company in the first quarter of 2004, under its contract with Capgemini related to the eProcurement Scotland program. The amount advanced was accounted for as a loan payable as of December 31, 2003 and was recognized as revenue during the first quarter of 2004. Together, the Debentures and the Capgemini advance provided net cash proceeds of approximately $2,000,000 which was used to fund operations in 2003.
      At December 31, 2004, the Company’s principal sources of liquidity were cash and cash equivalents of $390,000 and accounts receivable of $307,000, which allowed it to operate into the first quarter of 2005. During fiscal 2004, the Company implemented salary reductions and cash salary suspensions to better align its operating expenses and cash disbursements with its revenue levels. The Company continues to explore ways to eliminate or reduce ongoing expenditures until such time as the Company can increase its cash sources. (See “Risk Factors Related to Liquidity”, below). Accordingly, the Company required additional financing in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company has received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended to provide the Company with the necessary funds during the period leading up to the proposed offering of Common Stock in the U.K. Through April 8, 2005, the Company has received a total of $200,000 from such bridge loans, however the Company requires additional funds to operate until the proposed offering of Common Stock in the U.K. may occur. The Company intends to raise working capital via the sale and issuance of Common Stock in the U.K. under Regulation S of the Act. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.”. Failure to consummate such financing or other near-term financing would likely force the Company to curtail operations and/or seek protection under bankruptcy laws.
      The Company’s other principal commitments consist of leases on its headquarters office facility. Although the Company may require ongoing investments in property, equipment and software, the Company does not expect these amounts to be material in fiscal 2005, unless such expenditures relate to a customer arrangement that funds the expenditure.
Risk Factors Relating to Liquidity
      The Company’s consolidated financial statements as of December 31, 2004 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2005. The Company’s independent accountants, Vitale, Caturano & Company, P.C., have issued a report dated February 9, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and substantial doubt in its ability to continue as a going concern past April 2005 (See Note (1) in the Notes to Consolidated Financial Statements), without additional capital becoming available. The Company’s ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies, attract new sources of capital, issue debt, and/or issue and sell shares on the AIM Exchange. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” Any such additional capital would result in dilution, possibly substantial, for the Company’s stockholders. There can be no assurance that the proposed offering of Common Stock will be consummated. Elcom’s Chairman and CEO and Vice Chairman and Director, have provided bridge loans to the Company of the funds necessary to operate during the first quarter of 2005. If the Company is unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, the Company would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
      As of December 31, 2004, the Company had approximately $390,000 of cash and cash equivalents and had outstanding debt of approximately $1.3 million. The Company’s debt is comprised of long term debt of convertible subordinated debentures of $1.3 million. This debt was recorded on the Company’s December 31, 2004 balance sheet as a net long term debt amount of $362,000 (initial investment of $1.3 million offset by approximately $0.9 million discount resulting from a beneficial conversion feature). See Note (6)(f) in the Notes to Consolidated Financial Statements. The Company has incurred $8.7 million of cumulative net losses for the two-year period ended December 31, 2004. Although the Company has recorded better quarterly operating profits from continuing operations through fiscal 2004, the Company does not necessarily expect this trend to continue throughout fiscal 2005. The sequential quarterly increases in revenue generated by the license with Capgemini associated with the Scottish Executive are expected to be at their highest point during the first quarter of 2004. The Company believes it has sufficient liquidity to fund operations through March 2005, without raising additional working capital beyond the loans from Directors noted above.
      The Company’s significant lease obligation payable is as follows (in thousands):

	Payments Due by Period

		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Operating lease	$972	$617	$355	$—	$—

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

      The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i) The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2005 will result in an overall loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance, it would increase income in the period such determination was made.

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

We recognize revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on our customary pricing for such maintenance and/or services when sold separately. We typically sell our professional services separately on a time-and-materials basis and at times without a software license, and we have established Company-specific objective evidence on this basis. Company-specific objective evidence for maintenance is determined based upon the either the renewal rates when maintenance is sold separately or the option price for annual maintenance renewals included in the underlying customer contract. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term. Changes to the elements of a software arrangement, the ability to identify which company-specific objective evidence and the fair value of the respective elements could materially impact the amount of earned and deferred revenue.

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

Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period. Our arrangements do not generally provide for a right of return, and historically product returns have not been significant. We provide for revenues return allowances on an estimated basis.

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
Factors Affecting Future Performance
      A significant portion of the Company’s revenues from continuing operations are from license fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company’s ePurchasing solution by the entities within the Scottish Executive, renewal by the entities within the Scottish Executive of their rights to use the ePurchasing solution, the procurement of additional services from the Company by Public Entities within the Scottish Executive, Capgemini’s relationship with the Scottish Executive, and their compliance with the terms and conditions of their agreement with the Scottish Executive and the ability of the Company to perform under its agreement with Capgemini.
      If further business fails to develop under the Capgemini agreement, or if the Company is unable to perform under this agreement, it would have a material adverse affect on the Company’s future financial results. (See “Liquidity and Capital Resources”).

Outlook
      As evidenced by the continued reduction in SG&A expenditures in 2004, the Company’s implementation of cost containment programs has significantly reduced its expenses and cash requirements from previous levels. Although the Company has been able to reduce its operating expenses, the Company expects that its operating loss from continuing operations will continue into 2005. Improvements in revenues and operating results from continuing operations in future periods will not occur without the Company being able to raise additional working capital in the near future. See “Risk Factors Relating to Liquidity” and “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” above.
STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
      Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) availability and terms of appropriate working capital and/or other financing to keep the Company operating, particularly in light of the audit opinion from the Company’s independent accountants in this Annual Report on Form 10-KSB as to the Company’s necessity to raise capital to continue as a going concern past April 2005, the Company’s $390,000 in cash and cash equivalents at December 31, 2004 and its history of ongoing operating losses; (ii) the overall marketplace and client’s acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth; (iii) the consequent results of operations given the aforementioned factors; and (iv) the necessity of the Company to raise additional working capital to fund operations during April 2005 and the availability of any such funding to the Company and other risks detailed from time to time in this Annual Report on Form 10-KSB and in its other SEC reports and statements, including particularly the Company’s “Risk Factors” contained in the prospectus included as part of the Company’s Registration Statement on Form S-3 filed on June 21, 2002. In the event the Company is unable to raise additional working capital from investors, additional software implementations, professional services fees, and monthly license and other fees, or by the sale of assets or by other means, including the possible sale of Common Stock, the Company would be forced to curtail or cease operations and/or seek protection under U.S. bankruptcy laws. The Company assumes no obligation to update any of the information contained or referenced in this Annual Report on Form 10-KSB.

Item 7.	Financial Statements
      See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings (loss) per share information for the Company is included in Note (1)(n), of the Notes to Consolidated Financial Statements.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
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

KPMG’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2001 and 2002, contained a separate paragraph stating “the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about is ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.”
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
      In connection with the audits of the Company’s consolidated financial statements for the two fiscal years ended December 31, 2004 and 2003, the Company and VCC had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of VCC, would have caused VCC to make reference thereto in its report on the financial statements of the Company for such years. Additionally, during the Company’s fiscal year ended December 31, 2004 there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Item 8A.	Controls and Procedures.
      The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB.
      There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 8B.	Other Information
      None.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
      The information concerning the directors of the Company is set forth in the definitive Proxy Statement (“the Proxy Statement”) to be sent to stockholders in connection with the Company’s 2005 Annual Meeting of Stockholders, under the heading “Election of Directors”, which information is incorporated herein by reference. Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading “Management — Executive Officers”, which information is incorporated herein by reference.

Item 10.	Executive Compensation
      The information concerning executive compensation is set forth in the Proxy Statement under the heading “Executive Compensation”, which information is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading “Principal Stockholders and Management Ownership”, which information is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions
12% Secured Promissory Notes
      As of April 6, 2005, the Company entered into bridge-loan transactions with each of Robert J. Crowell, the Chairman and Chief Executive Officer of Elcom, and William W. Smith, the Vice-Chairman and a Director of the Company (the “Holders”) in order to obtain operating funds to allow for the Company to continue operations. In return for each of the Holders loaning the Company $100,000, the Company issued each of them a 12% Secured Promissory Note in the aggregate principal amount of $100,000 (the “Notes”). The Notes are secured by a Collateral Agency and Security Agreement, which is described below. The material terms of each of the Notes issued by the Company to the Holders are identical. The following is a summary of the material features of the Notes, which is qualified in its entirety by reference to the full text of Notes, a form of which has been filed as Exhibit 10.24 to the Company’s Current Report on Form 8-k dated April 6, 2005, and incorporated herein by reference.
      Each of the Notes issued to the Holders is in the amount of $100,000. Interest upon the outstanding principal amount of the Notes is payable in cash quarterly in arrears, at a rate of 12% per annum. The Company may not prepay any portion of the outstanding principal amount under the Notes or any interest accrued on the principal amount which is unpaid; however, the Notes provide the Holders with a put option, pursuant to which he may put their respective Notes to the Company for payment at any time. If a Holder exercises his put option, the Company is required to forthwith pay in cash (a) the aggregate outstanding principal advanced under the Note, (b) 12% interest accrued on such aggregate outstanding principal amount through the date of the exercise of the put option, less amounts previously paid and (c) a put premium equal to 7.5% per annum of the aggregate outstanding principal amount of the Note, for the period the aggregate principal amount thereunder was outstanding. The Notes have a term of seven (7) years, after which time the aggregate outstanding principal advanced under the Notes and accrued interest are due and payable.
Collateral Agency and Security Agreement
      On April 6, 2005, the Company entered into a Collateral Agency and Security Agreement with William W. Smith, the Vice-Chairman and a Director of the Company, as Collateral Agent and the Holders, as secured parties (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted a first priority senior security interest in the all of the personal property and intellectual property of the Company, wherever located, and now owned or hereafter acquired, to the Collateral Agent, for the benefit of the Holders, to secure the payment or performance of the Company’s obligations under the Notes. The foregoing description of the Security Agreement is qualified in its entirety by reference to the full text of the Security Agreement filed as Exhibit 10.25 to the Company’s Current Report on Form 8-k dated April 6, 2005, and incorporated herein by reference.
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
      On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman and CEO invested $200,000, William W. Smith, the Vice Chairman and Director invested $50,000 (both, the “Inside Investors”) and Smith & Williamson LLC (U.K.) and one other Elcom stockholder invested $115,000. Inside Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.
      As of December 31, 2003, Inside Investors have invested an aggregate $910,000 of the $1,264,000 invested in the Company via the purchases of Debentures.

Item 13.	Exhibits, and Reports on Form 8-K
      The following documents are filed as part of this Annual Report on Form 10-KSB:

(a) (1) Consolidated Financial Statements:

See Index to Consolidated Financial Statements on page F-1.

(2) Index to Exhibits:

The exhibits filed as part of this Form 10-KSB are listed on the Index to Exhibits beginning on page E-1, which Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K

During the quarter ended December 31, 2004, the Company filed the following Current Report on Form 8-K:

1. Current Reports on Form 8-K, dated November 17, 2004, furnishing a press release under Item 9 concerning the Company’s third quarter 2004 financial results.

Item 14.	Principal Accountant Fees and Services
      The information concerning principal accountant fees and services is set forth in the definitive Proxy Statement under the headings “Audit Fees”, “Audit Related Fees”, and “Tax Fees”, which information is incorporated herein by reference.

SIGNATURES
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc.
(Registrant)

By:	/s/ Robert J. Crowell

Robert J. Crowell
Chairman and Chief Executive Officer
Date: April 11, 2005
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Crowell Robert J. Crowell	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 11, 2005

/s/ Laurence F. Mulhern Laurence F. Mulhern	Chief Financial Officer (Principal Financial Officer)	April 11, 2005

/s/ John E. Halnen John E. Halnen	President, Chief Operating Officer and Director	April 11, 2005

/s/ William W. Smith William W. Smith	Vice Chairman and Director	April 11, 2005

/s/ Richard J. Harries Jr. Richard J. Harries Jr.	Director	April 11, 2005

/s/ John W. Ortiz John W. Ortiz	Director	April 11, 2005

CONSOLIDATED FINANCIAL STATEMENTS
ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
      The following consolidated financial statements of Elcom International, Inc. are included in response to Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Elcom International, Inc.:
      We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and other comprehensive income (loss), stockholder’s equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Vitale, Caturano & Company, Ltd.

VITALE, CATURANO & COMPANY, LTD.
February 9, 2005
Boston, Massachusetts

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$390	$515

Accounts receivable:
Trade	354	938
Other	—	140

	354	1,078
Less-Allowance for doubtful accounts	47	51

Accounts receivable, net	307	1,027
Prepaids and other current assets	53	43

Total current assets	750	1,585

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	20,639	19,805
Furniture, equipment and leasehold improvements	3,088	3,088

	23,727	22,893
Less — Accumulated depreciation and amortization	22,708	22,110

	1,019	783
OTHER ASSETS	10	15
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	48	80

	$1,827	$2,463

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations	$30	$—
Loans payable	—	1,113
Accounts payable	468	681
Deferred revenue	510	733
Accrued expenses and other current liabilities	2,421	1,960
Current liabilities of discontinued operations	303	444

Total current liabilities	3,732	4,931
CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	27	—
OTHER LONG TERM LIABILITY	546	—
CONVERTIBLE DEBENTURES, net of discount	362	254

Total liabilities	4,667	5,185

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding — none	—	—
Common stock, $.01 par value; Authorized — 200,000,000 and 100,000,000 shares — issued — 61,812,569 and 31,432,546 shares	618	314
Additional paid-in capital	118,703	115,886
Accumulated deficit	(116,643)	(113,371)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(806)	(839)

Total stockholders’ deficit	(2,840)	(2,722)

	$1,827	$2,463

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,

	2004	2003

	(In thousands, except
	per share data)
Net revenues:
License and other fees	$2,997	$2,118
Professional services	810	910

	3,807	3,028
Cost of sales	460	286

Gross profit	3,347	2,742
Operating Expenses:
Selling, general and administrative	6,032	8,273
Research and development	320	155

Total operating expenses	6,352	8,428

Operating loss	(3,005)	(5,686)
Interest expense	(251)	(188)
Interest and other income (expense), net	(16)	(94)

Loss before income taxes	(3,272)	(5,968)
Income tax benefit	—	558

Loss from continuing operations	(3,272)	(5,410)
Discontinued operations, net of tax:
Net loss from discontinued operations	—	(41)

Net loss	(3,272)	(5,451)
Comprehensive income, net of tax	33	62

Comprehensive loss	$(3,239)	$(5,389)

Basic and diluted net loss per share data:
Continuing operations	$(0.06)	$(0.18)
Discontinued operations	—	—

Basic and diluted net loss per share	$(0.06)	$(0.18)

Weighted average number of basic and diluted shares outstanding	52,504	30,902

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock					Accumulated	Total
			Additional		Treasury	Other	Stockholders’
	Number of	$.01 Par	Paid-in	Accumulated	Stock,	Comprehensive	Equity
	Shares	Value	Capital	Deficit	At Cost	Income (Loss)	(Deficit)

	(In thousands, except number of shares)
BALANCE, JANUARY 1, 2003	31,432,546	$314	$114,817	$(107,920)	$(4,712)	$(901)	$1,598
Beneficial conversion feature of Convertible Debentures	—	—	1,069	—	—	—	1,069
Net loss	—	—	—	(5,451)	—	—	(5,451)
Cumulative translation adjustment	—	—	—	—	—	62	62

BALANCE, DECEMBER 31, 2003	31,432,546	$314	$115,886	$(113,371)	$(4,712)	$(839)	$(2,722)
Exercise of common stock options	52,450	1	4	—	—	—	5
Common stock issued as compensation	550,000	5	110	—	—	—	115
Sale of common stock, net of offering costs of approximately $709	29,777,573	298	2,703	—	—	—	3,001
Net loss	—	—	—	(3,272)	—	—	(3,272)
Cumulative translation adjustment	—	—	—	—	—	33	33

BALANCE, DECMEBER 31, 2004	61,812,569	$618	$118,703	$(116,643)	$(4,712)	$(806)	$(2,840)

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,

	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,272)	$(5,410)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities —
Depreciation and amortization	706	1,397
Compensation paid in common stock	115	—
Deferred rent expense	103	188
Provisions for doubtful accounts receivable	8	39
Changes in current assets and liabilities:
Accounts receivable	712	(746)
Prepaids and other current assets	(10)	162
Accounts payable	(213)	346
Deferred revenue	(223)	328
Accrued expenses and other current liabilities	358	(704)

Net cash used in continuing operations	(1,716)	(4,400)

Net cash provided by (used in) discontinued operations	(141)	600

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and software	(772)	(275)
Decrease in other assets and deferred costs	5	98

Net cash used in investing activities	(767)	(177)

Net cash provided by investing activities of discontinued operations	32	26

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of capital lease obligations	(5)	(275)
Proceeds from loans payable	290	1,113
Reduction of loans payable	(1,403)	—
Increase in other long term liability	546	—
Issuance of convertible debentures	—	1,264
Issuance of common stock, net	3,006	—

Net cash provided by financing activities	2,434	2,102

FOREIGN EXCHANGE EFFECT ON CASH	33	62

NET DECREASE IN CASH AND CASH EQUIVALENTS	(125)	(1,787)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	515	2,302

CASH AND CASH EQUIVALENTS, END OF PERIOD	$390	$515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6	$15

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of equipment under capital lease	$62	$—

Common stock issued as compensation	$115	$—

Discount on issuance of Convertible Debentures related to beneficial conversion feature	$—	$(1,069)

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
      Since its inception in 1992, the Company has developed its PECOStm (Professional Electronic Commerce Online System) software, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or eNegotiation, functions and has also marketed an asset management system, both from third parties, which modules are offered as optional functionality to clients. The Company’s PECOStm solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.
      As of December 31, 2004, the Company had approximately $0.4 million of cash and cash equivalents and current assets of approximately $0.8 million and had current liabilities of approximately $3.7 million. The Company has incurred significant operating losses, has used cash in operating activities and has an accumulated deficit that raises substantial doubt about the Company’s ability to continue as a going concern. The ultimate success of the Company is dependent on securing adequate financing and developing and marketing its ePurchasing solutions until the Company is operating profitably. The Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, grow revenue and attain further operating efficiencies. The Company believes it may be forced to curtail operations and/or seek protection under bankruptcy laws if it is unsuccessful in raising additional capital in April 2005. The Company intends to seek additional capital, which would result in dilution to its stockholders. The Company intends to issue and sell common shares to investors in the U.K. during the second quarter of 2005, on the Alternative Investment Market (“AIM”) of the London Stock Exchange. The funds to be derived from such proposed sale of common shares would be used to support the Company’s working capital requirements until the Company achieves positive cash flow. There can be no assurance that any such financing can be realized by the Company or, if realized, what the terms thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Certain amounts from prior years have been reclassified to conform to the current year presentation.

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
      Cash and cash equivalents at December 31, 2004 and 2003 consisted of $390,000 and $515,000, respectively, of deposits with banks and financial institutions which were unrestricted as to withdrawal or use and had original maturities of less than three months. Cash and cash equivalents are stated at cost, which approximates market value.

(e)	Accounts Receivable
      Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2004 and 2003, the allowance for doubtful accounts was $47,000 and $51,000, respectively.
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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software, ranging from eighteen months to four years.
      During 2004 and 2003 the Company did not capitalize any software development costs under SOP 98-1. There were no previously capitalized software development costs written off in 2004 or 2003.

(g)	Impairment of Long Lived Assets
      In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates for impairment its long-lived assets to be held and used or to be disposed of other than by sale whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. The Company’s cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. The Company’s estimates of fair value represent the best estimate based on industry trends and market rates and transactions. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less costs to sell, and depreciation of such assets ceases. As of December 31, 2004 and 2003, the Company believed no impairment of long-lived assets existed.

(h)	Revenue Recognition
      Revenue consists principally of implementation, consulting and training fees for new licenses of the Company’s software solutions, and ongoing fees for hosting, licensing and maintenance of its software. The Company’s agreements generally provide for an initial implementation fee for designing and providing an operational instance of the Company’s software products to a customer and monthly fees thereafter. The Company licenses its software in multiple element arrangements in which the customer pays a monthly fee for a combination of maintenance, licensing and hosting. The Company recognizes revenue using the residual method in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue until the basic criteria in SOPs 97-2 and 98-9 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term.
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
      Professional and Other Services Revenue. Maintenance and hosting contracts generally call for the Company to provide technical support and software updates and upgrades to customers for a specific period. Maintenance and hosting fee revenue are recognized ratably over the term of the related contract, generally on a straight-line basis when all revenue recognition requirements are met. Hosting, usage and other fees earned from “eMarketplaces” are recognized as earned. Professional services revenue, primarily implementation, training and other consulting services are generally recognized at the time the service is performed and it is determined that the Company has fulfilled its related obligations.
      The Company offers both an enterprise and a non-enterprise (hosted) version of its PECOS solution. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, in order for licensing revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. The Company’s treatment of revenue where the software is hosted by the Company has historically been consistent with EITF 00-03, with hosting and associated fees being recognized ratably over the related contract term, or as earned.
      Deferred Revenue. Revenue on software transactions in which there are outstanding obligations is deferred and recognized once such obligations are fulfilled. Included in deferred revenue at December 31, 2004 and 2003 was deferred revenue associated with the Capgemini UK Plc (formerly, Cap Gemini Ernst and Young UK Plc) agreement of $329,000 and $233,000, respectively.

(i)	Advertising and Marketing
      The Company expenses advertising and marketing costs as incurred. Company advertising expenses, which relate to the Company’s ePurchasing technology product for 2004 and 2003 totaled approximately $36,000 and $60,000, respectively.

(j)	Research and Development
      Expenditures for the research and development of the Company’s products to be marketed are expensed as incurred, except for certain software development costs. Specifically, costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility as defined by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized. There were no software development costs capitalized during 2004 and 2003. As of December 31, 2004 and 2003 gross capitalized software costs were $892,000, and related accumulated amortization was $892,000. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be eighteen months. The Company assesses the recoverability of capitalized software costs by comparing the cost capitalized for each product, to the net of estimated future gross revenues less the estimated future cost of completing, maintaining, supporting and disposing of the product. No impairment charges were booked in 2004 or 2003 in conjunction with the Company’s recoverability assessments.

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
      The Company’s Board of Directors has adopted nine stock option plans and stockholders have approved the adoption of all such stock option plans (the “Option Plans”). As of December 31, 2004, all Option Plans provided that up to an aggregate of 19,474,815 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company’s Common Stock on the date of grant and at 110% for shareholders who own more than 10% of the outstanding shares. The Option Plans also provide that the options are exercisable on varying dates, as determined by the Compensation Committee for each plan, and have terms not to exceed 10 years. In addition, three of the Company’s Option Plans allow for the exercise of vested options for a 180-day period commencing on the date of employee termination, provided that such termination is without “cause”. Under all other Stock Option Plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options vest and the optionee may exercise his or her options for up to 90 days following the date of termination.
      One of the Option Plans, the 1995 Non-employee Director Stock Option Plan (the “1995 Non-employee Director Plan”), provides for up to 250,000 nonqualified stock options to acquire the Company’s Common Stock to be reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new non-employee director is automatically granted 5,000 nonqualified stock options. All non-employee directors are granted up to an additional 15,000 nonqualified stock options annually thereafter, while remaining on the Board of Directors. The 1995 Non-employee Director Plan provides that options are granted at fair market value on the date of grant, vest ratably over three years, and have terms not to exceed 10 years.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information relating to the Company’s Option Plans (including convertible shares from the elcom, inc. option plan) during each of the years in the two-year period ended December 31, 2004 is as follows:

			Weighted
	Number of	Option Price	Average
	Shares	Per Share	Exercise Price

Outstanding, January 1, 2003	12,243,524	$0.11 – 24.06	$2.32
Granted	4,070,000	0.08 – .30	0.15
Terminated	(5,015,697)	0.08 – 24.06	1.52
Exercised	—	—	—

Outstanding, December 31, 2003	11,297,827	$0.08 – 22.50	$1.89
Granted	6,549,999	0.10 – 0.24	0.16
Terminated	(700,874)	0.08 – 12.63	1.70
Exercised	(52,450)	0.08 – 0.20	0.09

Outstanding, December 31, 2004	17,094,502	$0.08 – 22.50	$1.24

Exercisable, December 31, 2003	6,982,400	$0.20 – 22.50	$2.75

Exercisable, December 31, 2004	9,251,303	$0.08 – 22.50	$2.16

      The following table summarizes information about stock options (including convertible options from the elcom, inc. plan) outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.08 – 0.11	2,944,999	8.19	$0.09	618,000	$0.08
0.14 – 0.20	5,263,000	9.16	0.17	623,250	0.20
0.22 – 0.30	1,825,000	6.55	0.25	966,750	0.27
0.45 – 0.49	1,874,250	6.75	0.45	1,874,250	0.45
0.60 – 0.94	449,000	5.43	0.85	449,000	0.84
1.00 – 1.69	1,381,864	5.56	1.47	1,369,614	1.48
1.77 – 3.81	614,813	4.67	3.40	608,863	3.40
4.00 – 4.81	1,593,130	3.05	4.27	1,593,130	4.27
5.03 – 5.88	677,753	2.80	5.33	677,753	5.33
6.00 – 8.00	421,193	2.11	7.29	421,193	7.29
12.63 – 22.50	49,500	5.01	14.62	49,500	14.62

	17,094,502			9,251,303

      As of December 31, 2004, 19,474,815 shares of Common Stock have been reserved for issuance under the Company’s stock option plans.
      The Company’s wholly-owned technology subsidiary, elcom, inc. also maintains a stock option plan (the “elcom, inc. Plan”) pursuant to which two million shares of its Common Stock are reserved for issuance. The elcom, inc. Plan has provisions similar to the Option Plans discussed above. During 2004 and 2003, 60,500 and 330,500 stock options were terminated, respectively, leaving a balance of 327,250 and 387,750 outstanding at

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2003, respectively. All stock options under this plan were issued at $3.82 and 320,250 were exercisable as of December 31, 2004. In addition, for each elcom, inc. option granted, the optionee received 0.65 of an option of the Company’s Common Stock, all of which were included in the Company’s SFAS 148 pro forma calculation. In the event the optionee exercises this Company stock option, the elcom, inc. stock options automatically terminate.
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
      Had compensation cost for awards under the Option Plans (including shares from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows:

	2004	2003

	(In thousands, except
	per share data)
Net loss:
As reported	$(3,272)	$(5,451)
Pro forma	$(4,104)	$(5,978)
Net loss per share:
As reported — basic and diluted	$(0.06)	$(0.18)
Pro forma — basic and diluted	$(0.08)	$(0.19)
      The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003

Volatility	117.9%	142.7%
Risk-free interest rate	3.61%	2.67%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%
      The weighted average fair value of options granted during 2004 and 2003 was $0.13 in both years.

(n)	Net Loss Per Share
      Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods. Diluted EPS gives effect to all potential common shares outstanding during the period. As the Company was in a net loss position for all

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods presented, diluted EPS is the same as basic EPS because the effect of any potential common stock equivalents would be antidilutive. Total potentially dilutive securities were 1,105,000 and 1,021,000, in 2004 and 2003, respectively.

(o)	Fair Value of Financial Instruments
      The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

(p)	Comprehensive Income (Loss)
      The Company follows SFAS No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. The difference between the reported comprehensive loss and the reported net loss represents the foreign currency translation adjustment for the period.

(q)	Segment Reporting
      The Company applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major clients. The Company has determined that for all periods presented, there is one operating segment (software products) and there are two geographical areas (the U.S. and U.K.).

(r)	Concentration of Credit Risk and Significant Customers
      SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash and cash equivalent balances with one financial institution in the U.S. and one financial institution in the U.K.
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
      One customer represented 67% of revenues from continuing operations in 2004, and 46% in 2003, respectively. As of December 31, 2004 and 2003, one customer individually accounted for 40% and 29% of trade accounts receivable, respectively.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(s)	Recent Pronouncements
      During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2004. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s consolidated financial statements.
      During December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. SFAS 123R will be effective for the Company beginning January 1, 2006.
      In implementing SFAS 123R the Company will apply the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.
      For unvested awards, the compensation cost related to the remaining “requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123R.
      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities (VIE’s), and a revision to FIN 46 in December 2003 (together, “FIN 46”), which requires identification of the Company’s participation in VIE’s. VIE’s are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE’s, FIN 46 sets forth a model to evaluate potential consolidation based on the assessment of which party to a VIE, if any, bears a majority of the risk of the VIE’s expected losses, or stands to gain from a majority of the VIE’s expected returns. FIN 46 also sets forth certain disclosures regarding interest in VIE’s that are deemed significant, even if consolidation is not required. FIN 46 is effective for all VIE’s created after January 31, 2003. The Company adopted FIN 46 during 2003 and the adoption of this interpretation did not have an impact on the Company’s consolidated financial statements in 2004 or 2003.
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard during 2003 and the adoption did not have an impact on the Company’s consolidated financial statements in 2004 or 2003.

(3)	Loans Payable
      During the first four months of 2004, the Company received funds, pursuant to bridge loan agreements, from each of Robert J. Crowell ($150,000), Chairman and CEO and William W. Smith ($110,000), Vice Chairman and Director, totaling $260,000. These advances were made to provide funds for the Company to operate until the Company’s sale of Common Stock in April 2004, as discussed in Note (6)(c). The advances bore interest at 10% (the same rate as the Company’s Convertible Debentures) and were repaid in April 2004 from the proceeds of the sale of Common Stock (see Note (6)(c) and (f)). The total interest paid on these loans was approximately $1,900 ($1,300 to Mr. Crowell and $600 to Mr. Smith).
      On April 3, 2003, the Company signed an agreement whereby Capgemini UK Plc (“Capgemini”), agreed to advance £625,000 ($983,000 as of April 3, 2003 and adjusted to $1,113,000 as of December 31, 2003 and $1,142,000 in the first quarter of 2004 to account for changes in the pound sterling to dollar conversion rate) to the Company representing an advance of a final lump-sum payment which was subsequently earned by the Company during February 2004. Accordingly, the Company recognized license revenue of $1,142,000 in the first quarter of 2004, upon achievement of the specified event under the Company’s agreement with Capgemini. The loan was re-paid upon the Company earning this revenue in February 2004. Therefore, no current cash payments were involved in the recognition of this revenue or the repayment of the Capgemini loan in the first quarter of 2004.

(4)	Accrued Expenses and Other Current Liabilities
      Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,

	2004	2003

Salary, wages and benefits	$982	$626
Taxes, including U.K. Value Added Tax	116	276
Financial consulting	580	580
Legal and audit fees	124	138
Deferred rent	291	188
Interest	249	72
Other accruals	79	80

	$2,421	$1,960

      The other long term liability relates to a portion of a long term software license payable over five years, beginning in the fourth quarter of 2004.

(5)	Employee Benefits
      The Company maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan, in which

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
participating employees are 100% vested, for the years ended December 31, 2004 and 2003 were $23,000, and $33,000, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. The Company has no material obligations for post retirement benefits.

(6)	Stockholders’ Equity

(a)	Common Stock
      On June 25, 2004, the Company’s stockholders approved and adopted an amendment to the Company’s Second Restated Certificate of Incorporation in order to increase the number of authorized shares of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”), from 100,000,000 to 200,000,000. On July 8, 2004, the Company filed a Certificate of Amendment to its Second Restated Certificate of Incorporation amending the total number of shares of authorized Common Stock to 200,000,000.

(b)	Preferred Stock
      The Company has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

(c)	Sale of Common Stock
      On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its Common Stock (the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”). The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s previous placements of Convertible Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares were used to support the Company’s working capital requirements.
      The Regulation S Shares were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which commenced on April 16, 2004. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulations S Shares will be “restricted securities,” as the term is defined pursuant to Rule 144 under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with the Company’s stock traded on the Over the Counter Bulletin Board until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Stock Based Compensation
      As of March 31, 2004, the Company issued 150,000 shares of Common Stock to Robert J. Crowell, Chairman and CEO, in lieu of options to be granted and recorded compensation expense of $31,000. On the same date, the Company issued 400,000 shares of Common Stock to an individual in the U.K. for consulting services, and recorded consulting expense of $84,000. The amounts expensed are based on the March 31, 2004 closing price of the Company’s Common Stock on the Over The Counter Bulletin Board of $0.21 per share.

(e)	Warrants
      In June 1995, the Company issued warrants to purchase 750,000 shares of the Company’s Common Stock at $4.75 per share in connection with the purchase of Lantec in the U.K. As of December 31, 2004, 82,500 of these warrants are outstanding and exercisable. The warrants expire in June 2005.
      On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement (the “Equity Line”) with Cripple Creek Securities. In September 2000, the Company sold 60,952 shares to Cripple Creek under the Equity Line for $320,000. The Company terminated the Equity Line on November 29, 2001. On December 3, 2001, the Company issued warrants to purchase 145,200 and 4,800 shares of Common Stock to Cripple Creek. The warrants are exercisable, have an exercise price of $1.81 and $6.30, respectively, and expire on December 2, 2006. The fair market value of the warrants at the date of the grant was $1.21 and $1.01 per share, respectively, based on the Black-Scholes option pricing model, using a volatility factor of 119%, a risk free interest rate of 4.5%, an expected dividend yield of 0%, and a contractual life of five years. At December 31, 2004, all of these warrants are outstanding and exercisable.
      On March 29, 2002, the Company issued warrants to purchase 300,000 shares of the Company’s Common Stock to the company that acquired the Company’s U.S. IT products business (Note 8). The warrants have an exercise price of $1.03 and expire on March 29, 2009. The fair market value of the warrants at the date of the grant was $0.91 per share, based on the Black-Scholes option pricing model, using a volatility factor of 119%, a risk free interest rate of 3%, an expected dividend yield of 0%, and a contractual life of seven years. At December 31, 2004, all of these warrants are outstanding and exercisable.

(f)	Convertible Debentures
      On April 23, 2003, the Company closed a private placement to accredited investors (the “Private Placement”) of ten-year 10% Senior Convertible Debentures (the “Debentures”), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman and CEO invested $300,000, John E. Halnen, the President and COO invested $60,000, William W. Smith, the Company’s Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000 (collectively, the “Inside Investors”). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. The Company also paid and expensed (as additional compensation) estimated income and withholding taxes on such amounts of $32,000 on behalf of Mr. Crowell and $39,000 on behalf of Mr. Halnen. In addition, Smith and Williamson LLC (U.K.) and other Company stockholders in the U.K. invested $239,000. Inside Investors are considered related parties and invested a total of $710,000 in the Company via purchases of Debentures in April 2003.
      On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman and CEO invested $150,000, William W. Smith, the Vice Chairman and Director invested $50,000 (both the “Inside Investors”) and Smith & Williamson LLC (U.K.) and another Company stockholder invested $115,000.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inside Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.
      As of December 31, 2004 and 2003, Inside Investors have invested an aggregate of $910,000 of the $1,264,000 invested in the Company via the purchase of Debentures.
      The Debentures carry a 10% interest rate. The Debentures were amended in 2004 to provide that interest is payable in-kind upon conversion or at maturity. The principal and interest are due at maturity on April 23, 2013. The Company has accrued a total of $199,000 and $72,000 in interest on these Debentures as of December 31, 2004 and 2003, respectively.
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
      In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded a discount on the issuance of the Debentures (the “Debenture Discount”) of $1,069,000. The Debenture Discount is being amortized over the ten-year term of the Debentures. For the years ended December 31, 2004 and 2003, the Company amortized $108,000 and $59,000 of the Debenture Discount, respectively and has included this amount in interest expense in the accompanying statements of operations, and in the depreciation and amortization amount in the consolidated statements of cash flows. At December 31, 2004, the Debentures are convertible into 10,146,474 shares of Common Stock.
      The Debentures are not registered under the Act, as amended, or applicable state securities laws and may not be offered or sold in the United States absent registration under the Act, and applicable state securities laws or available exemptions from the registration requirements. Exemption from registration with respect to the sale of Debentures is claimed pursuant to Section 4(a) of the Act, as amended.

(7)	Commitments and Contingencies

(a)	Leases
      The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from two to four years and, upon expiration, all leases provide purchase options at a nominal price. All capital leases had expired as of December 31, 2003 and the Company entered into an additional capital lease in 2004. Property, equipment and software includes assets acquired under capital leases totaling $1,623,000 and $1,570,000 at December 31, 2004 and 2003, respectively. Related accumulated amortization was $1,572,000 and $1,570,000 as of December 31, 2004 and 2003, respectively. Amortization of leased assets is included in depreciation expense.
      The Company has entered into a non-cancelable operating lease for its headquarters office space. The period covered by the lease is five years ending in July 2006. During 2003 and 2004 this lease was amended to allow the Company to defer a portion of the lease payments to future periods. Such deferrals amounted to $291,000 and $188,000 as of December 31, 2004 and 2003, respectively. The office lease requires current payment by the Company of all related operating expenses of the building, including real estate taxes and utilities.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum rental payments under non-cancelable leases as of December 31, 2004 are as follows:

	Capital	Operating
Year Ending December 31,	Lease	Lease

	(In thousands)
2005	$34	$617
2006	29	355

Total minimum lease payments	$63	$972
Less amounts representing interest	(6)

Present value of minimum lease payments	$57	$972

Current portion	30

Long term portion	$27

      Rent expense for operating leases amounted to approximately $398,000 and $376,000, for the years ended December 31, 2004 and 2003, respectively.

(b)	Employment Contracts and Personnel Expenses
      The Company has employment contracts with certain key executives, which provide for annual salary, incentive payments, and severance arrangements.
      During 2004 and 2003, certain employees elected to receive lower salaries and/or salary suspensions while the Company implemented its cost containment programs. The effect of these reductions was to reduce the Company’s operating cash outflow in 2004 and 2003 by $361,000 and $394,000, respectively. During 2003, $318,000 of salaries deferred in 2002 and early 2003 was paid out in conjunction with the Company’s issuance of Convertible Debentures (Note 6(f)). The deferred amounts are included in accrued expenses and other current liabilities. Upon the occurrence of a change in control or other liquidity event, or upon the achievement of positive operating cash flow, the Company will repay these employees in recognition of past services.

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
      From time to time the Company is party to various litigation related to contractual issues, employment matters and other issues arising out of the normal conduct of its business. The Company believes that, based on discussions with its counsel, the estimable range of loss, if any, related to litigation is not material in relation to the consolidated financial statements.

(8)	Discontinued Operations
      On December 31, 2001, the Company sold substantially all of the assets and liabilities of the Company’s United Kingdom information technology remarketer business conducted by its subsidiary, Elcom Holdings Limited (“Holdings”), to AJJP Limited, a company organized under the laws of the U.K., pursuant to an

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreement between Holdings, Elcom Information Technology Limited (a subsidiary of the Company) and AJJP Limited. AJJP Limited was formed by certain members of the former management team of Holdings. Immediately upon completion of the sale, AJJP Limited changed its name to Elcom Information Technology Limited (“EIT”) and certain of the Company’s subsidiaries changed their names.
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
      The results of discontinued operations were as follows (in thousands):

	Year Ended
	December 31,

	2004	2003

Revenue	$—	$—
Net income (loss) from discontinued operations	$—	$(41)
Gain on disposal of discontinued operations, net of tax	$—	$—
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
      Assets and liabilities of discontinued operations consisted of the following (in thousands):

	December 31,	December 31,
	2004	2003

Other non-current assets	$48	$80

Accrued expenses and other current liabilities	$303	$444

(9)	Business Segment Information
      The Company’s continuing operation is classified as a single business segment, specifically the development and sale of Purchasing Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Prior to the divestiture of the U.K. IT products business and the U.S. IT products and services business, the Company separately disclosed that business segment in its business segment footnote. Discontinued operations represent all of the IT products and services business for all applicable periods presented. The Company operates both in the U.S. and U.K. and

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
geographic financial information for the years ended December 31, 2004 and 2003, were as follows (in thousands):

	For Years Ended
	December 31,

	2004	2003

Net revenues from continuing operations
U.S.	$836	$1,117
U.K.	2,971	1,911

Net revenues	$3,807	$3,028

Gross profit from continuing operations
U.S.	$804	$1,036
U.K.	2,543	1,706

Gross profit	$3,347	$2,742

      Identifiable assets as of December 31, 2004 and 2003 are as follows:

	2004	2003

Identifiable assets from continuing operations
U.S.	$1,517	$1,522
U.K.	262	861

	1,779	2,383
Identifiable assets from discontinued operations	48	80

	$1,827	$2,463

(10)	Income Taxes
      Income (loss) before provision for income taxes for total operations consisted of:

	2004	2003

U.S.	$(2,010)	$(5,273)
Foreign	(1,262)	(1,036)

	$(3,272)	$(6,309)

      The tax benefits recorded in 2003 represent the reversal of amounts provided in prior years, which are no longer required. The expense (benefit) for income taxes consisted of (in thousands):

	2004	2003

Continuing operations
Current tax expense (benefit)
United States federal	$—	$(125)
State	—	(68)
Foreign	—	(365)

Total current tax expense (benefit)	—	(558)

Discontinued operations
Foreign	—	(300)

Expense (benefit) for income taxes	$—	$(858)

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the significant differences between the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes on continuing operations:

	2004	2003

Statutory tax rate	34.0%	34.0%
Reversal of reserves no longer required	—	7.2
Non deductible debenture costs and other	1.3	—
Valuation reserve provided against utilization of net operating loss carryforwards	(35.3)	(31.9)

	—	9.3%

      Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

	2004	2003

Deferred tax assets:
Nondeductible reserves	$314	$322
Accrued expenses	623	228
Other temporary differences	70	92
Depreciation	6,220	6,114
Foreign net operating loss carryforwards	5,350	3,886
Net federal and state operating loss carryforwards	51,308	50,574

	63,885	61,216
Valuation allowance	(61,353)	(58,684)

Net deferred tax assets	2,532	2,532

Deferred tax liabilities:
Other intangible assets	(2,532)	(2,532)

	(2,532)	(2,532)

Net deferred taxes	$—	$—

      The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that losses will continue throughout 2005, the Company has recorded a valuation allowance equal to 100% of its net deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, a reduction to the valuation allowance would increase income in the period such determination was made.
      The valuation allowance increased by $2.7 million and $1.9 million during the years ended December 31, 2004 and 2003, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 2004 will not be fully realized in the future. The valuation allowance as of December 31, 2004 includes a tax effect of approximately $12.5 million attributable to Federal deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid in capital when realized or recognized.
      At December 31, 2004, the Company had U.S. federal net operating loss carryforwards of approximately $119 million, which are available to offset future Federal taxable income. These losses expire during the years 2011 through 2024.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Section 382 of the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of the net operating losses and certain other tax attributes, such as tax credits, to an annual limitation in the event of an ownership change. An ownership change under Section 382 generally occurs when the ownership percentage of 5-percent stockholders, or stockholders in the aggregate, change by more than 50 percentage points over a three-year period. As a result of equity offerings, some of the Company’s net operating losses and tax credits are subject to these limitations. The losses and tax credits subject to these limitations under Section 382 would generally be available to the Company, over time, if the Company is in a position to utilize them.
      The Company’s ability to utilize its net operating loss and general business tax credit carryforwards may be further limited in the future if the Company experiences additional ownership changes as a result of future transactions.
      At December 31, 2004, the Company had state net operating loss carryforwards of approximately $115 million, which are available to offset future state taxable income. These losses expire during the years 2005 through 2024.
      At December 31, 2004, the Company had foreign net operating loss carryforwards of approximately $5 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

EXHIBIT INDEX

Exhibit
No.		Description of Document

2.1		Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein).	(2)
2.2		Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage	(3)

2.3		Offer for the Sale of Business and Certain Assets of Elcom Holdings Limited and Elcom Information Technology Limited	(21)

2	.4.1	Domain Name Transfer Documents	(21)

2	.4.2	Lloyds TSB Novation Agreement	(21)

2	.4.3	Property Document.	(21)

2	.4.4	Elcom Logo License.	(21)

2	.4.5	Starbuyer Trademark License.	(21)

2.5		Asset Purchase and Sale Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 25, 2002	(25)

2	.6.1	Amendment to Asset Purchase Agreement.	(25)

2	.6.2	Managed Services Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.	(25)

2	.6.3	Registration Rights Agreement by and between Registrant and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.	(25)

3.3		Second Restated Certificate of Incorporation of the Registrant, as amended	(4)

3.4		By-Laws of the Registrant, amended as of November 6, 1995.	(1)

4.4		Specimen certificate of the Registrant’s Common Stock.	(1)

4.5		Form of 8% Series A Cumulative Convertible Preferred (“Series A”) Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993.	(1)

4.6		Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased.	(1)

4.7		Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased.	(1)

4.8		Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased.	(1)

4.9		Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995(1), and list of other assignees of certain registration rights thereunder.	(11)

4.10		Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant.	(1)

4.11		Computerware Stockholders’ Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware.	(1)

Exhibit
No.	Description of Document

4.12	Amended and Restated Lantec Stockholders’ Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec(5) and Renouncement of related Board Observer Right effective December 16, 1999.	(16)

4.13	Form of Lantec Warrant Agreement, dated January 7, 2000, with attached Second Amended List of Holders of Warrants to Purchase Common Shares of the Registrant.	(16)

4.14	AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited.	(7)

4.15	Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust.	(10)

4.16	Warrant by and between Registrant and ePlus Technology, Inc. dated March 29, 2002.	(25)

4.17	Form of Elcom International, Inc. 10% Convertible Senior Debenture Due April 25, 2003	(26)

4.18	Warrant Agreement, dated December 3, 2001, between the Company and Cripple Creek Securities, LLC.	(24)

10.1	Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant(1), with attached list of Director and/or Executive Officer Indemnitees.	(13)(*)

10.2	Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995.	(1)(*)

10.3	1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995(1), as amended by Amendment No. 1 dated August 19, 1996.	(7)(*)

10.4	Lease Agreement for the Registrant’s Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant(1), and Agreement of Amendment thereto, dated October 20, 1997 (11), and December 31, 2000.	(1)(11)(19)

10.5	Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993.	(1)

10.6	Structured Equity Line Flexible Financing Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC (15), Amended and Restated Structured Equity Line Flexible Financing Agreement, dated April 7, 2000 (15), Amendment No. 1 (15), and Amendment No. 2.	(15)(17)

10.7	Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC. (16), and Amended and Restated Registration Rights Agreement, dated April 7, 2000.	(16)(15)

10.8	Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC.	(15)

10.9	1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995(1), and Amendment No. 1 thereto.	(8)(*)

10.10	The 1996 Stock Option Plan of Elcom International, Inc.	(6)(*)

10.11	The 1997 Stock Option Plan of Elcom International, Inc.(8), and Amendments One and Two thereto.	(11)(12)(*)

10.12	The 2000 Stock Option Plan of the Registrant.	(18)

10.13	The 2001 Stock Option Plan of the Registrant, as amended and restated.	(20)

10.14	The 2002 Stock Option Plan of the Registrant.	(22)

Exhibit
No.	Description of Document

10.15	International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997.	(9)(*)

10.16	Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997.	(9)(*)

10.17	Amended and Restated Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and Robert J. Crowell.	(23)(*)

10.18	Employment Agreement dated June 20, 2002 by and between Elcom International, Inc. and John E. Halnen.	(23)(*)

10.19	Form of Registration Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.	(26)

10.20	Form of Collateral Agency and Security Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.	(26)

10.21	Amendment to Amended and Restated Employment Agreement, dated March 8, 2004, by and between Elcom International, Inc. and Robert J. Crowell.	(26)(*)

10.22	Amendment to Employment Agreement, dated March 9, 2003, by and between Elcom International, Inc. and John E. Halnen.	(26)(*)

10.23	Form of Investment Agreement by and among the Company, Smith & Williamson Corporate Finance Limited, several investors and the Directors of the Company named therein	(27)

10.24	Form of 12% Secured Promissory Note	(28)

10.25	Collateral Agency and Security Agreement, dated as of April 6, 2005, among the Company, William W. Smith, as Collateral Agent and the holders of the Notes	(28)

21.1	List of the Registrant’s Subsidiaries.	(16)

23.1	Consent of Vitale, Caturano & Company PC.	(x)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	(x)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	(x)

32.1	Section 1350 Certification of Chief Executive Officer	(x)

32.2	Section 1350 Certification of Chief Financial Officer	(x)

(x)	Filed herewith.

(*)	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Current Report on Form 8-K dated December 6, 1996 (filed December 19, 1996), and incorporated herein by reference.

(3)	Previously filed as an exhibit to Current Report on Form 8-K dated February 21, 1997 (filed March 6, 1997), and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 1997 (filed April 8, 1997), and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registration Statement No. 333-54852 on Form S-8 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registration Statement No. 333-61316 on Form S-8 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated December 31, 2001, (filed on January 11, 2002), and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registration Statement No. 333-91488 on Form S-8, and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(25)	Previously filed as an exhibit to Current Report on Form 8-K dated March 29, 2002 (filed April 10, 2002) and incorporated herein by reference.

(26)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and incorporated herein by reference.

(27)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference.

(28)	Previously filed as an exhibit to Current Report on Form 8-K dated April 6, 2005 (filed April 8, 2005) and incorporated herein by reference.

E-4