Form 10KSB/A
period 2004-12-31
ELCOM INTERNATIONAL INC
filed 2005-04-25
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27376

ELCOM INTERNATIONAL, INC.

(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	04-3175156 (I.R.S. Employer Identification No.)

10 OCEANA WAY, NORWOOD, MASSACHUSETTS (Address of principal executive offices)	02062 (Zip Code)

Issuer’s telephone number (781) 440-3333

Securities Registered pursuant to Section 12(b) of the Exchange Act:
None
Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☑

          The issuer’s revenues for the year ended December 31, 2004      $3,807,000

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

Transitional Small Business Disclosure Format Yes☐ No☑.

Explanatory Note

          Elcom International, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB, filed with the Commission on April 13, 2005 (the “2004 Form 10-KSB”), solely for the purposes of providing the information required by Items 9, 10, 11 and 14 of Form 10-KSB (“Part III Information”). The Company intended to incorporate certain of its Part III information into the 2004 Form 10-KSB by reference from the Company’s definitive proxy statement pursuant to Form 10-KSB General Instruction E. However, the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the fiscal year covered by the 2004 Form 10-KSB. Accordingly, the Part III Information provided herein is filed to amend and replace the corresponding Part III information contained in the 2004 Form 10-KSB. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the 2004 Form 10-KSB, or modify or update in any way disclosures contained in the 2004 Form 10-KSB.

PART III

Item 9. Directors and Executive Officers of the Company; Compliance With Section 16(a) of the Exchange Act

          The name, age and position of the Company’s Executive Officers and Directors are as follows:

NAME	AGE	POSITION

Robert J. Crowell	53	Class III Director, Chairman of the Board of Directors and Chief Executive Officer

John E. Halnen	38	Class I Director, President and Chief Operating Officer

Laurence F. Mulhern	50	Chief Financial Officer and Secretary

Richard J. Harries, Jr. (1)(2)(3)	67	Class II Director of the Company

John Ortiz (1) (2)	81	Class I Director of the Company

William W. Smith (1) (2) (3)	54	Class III Director and Vice Chairman of the Board of Directors

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of Nominating Committee.

          A brief biography for each of the Company’s Executive Officers and Directors is set forth below.

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

          Laurence F. Mulhern, was appointed Chief Financial Officer and Secretary of the Company in June 2004. Mr. Mulhern also held those or similar positions from July 1993 until his resignation as Chief Financial Officer in October 1999, and his resignation as Secretary in March 2000. From March 2000 until June 2004 Mr. Mulhern worked as a financial consultant to various entities, including the Company. Mr. Mulhern holds a Bachelor of Science degree in Accounting from Villanova University and is a Certified Public Accountant.

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

Audit Committee

          The Board of Directors has a standing Audit Committee, which is directly responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial control procedures and the adequacy of such internal control procedures. The Audit Committee is also responsible for pre-approving all audit and non-audit services performed by the Company’s independent auditors. Messrs. Smith (Chairman), Ortiz and Harries serve as the members of the Audit Committee. Each of the members of the Audit Committee is an “independent director”, as defined under NASDAQ listing standards. The Board of Directors has determined that one of the members of the Audit Committee, Mr. Smith, qualifies as an “audit committee financial expert,” as defined under Securities and Exchange Commission regulations.

Code of Ethics

          On March 31, 2004, the Company adopted a Code of Ethics for Senior Executives and Financial Officers (the “Code”) which applies to the Company’s CEO, President, COO, CFO, controller, or treasurer or persons performing similar functions. Upon written request to the Company at 10 Oceana Way, Norwood, Massachusetts 02062, the Company will provide to any person, without charge, a copy of the Code.

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

          Based solely upon a review of the copies of the forms furnished to the Company during or with respect to 2004, and written representations from certain reporting persons, the Company believes that no Officer, Director or greater-than-ten-percent beneficial owner failed to file on a timely basis during the year ended December 31, 2004 any report required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

          The table below sets forth information concerning 2004 annual and long-term compensation for services in all capacities with respect to those persons (collectively, the “Named Executive Officers”) who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the other individuals that were executive officers during the year ended December 31, 2004.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Shares of
		Annual		Common Stock
	Compensation(1)			Underlying	All Other
Name and Principal Position (1)	Year	Salary	Bonus	Option Grants	Compensation

Robert J. Crowell	2004	$164,000	$34,000	850,000	$350
Chairman of the Board of Directors and	2003	$487,000	—	400,000	$250
Chief Executive Officer (2)	2002	$390,000	—	790,000	$500

John E. Halnen	2004	$204,000	$8,000	600,000	—
President and Chief Operating Officer (3)	2003	$281,000	$11,000	275,000	—
	2002	$184,000	$66,000	505,000	$22,500

Laurence F. Mulhern	2004	$94,000	—	600,000	—
Chief Financial Officer and	2003	—	—	—	—
Secretary (4)	2002	—	—	—	—

(1)	No Named Executive Officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual’s salary plus annual bonus unless otherwise indicated herein.

(2)	The Company and Mr. Crowell entered into an Amended and Restated Employment Agreement on June 20, 2002, which was amended, effective as of April 16, 2004 (the “2002 Crowell Agreement”). See “—Employment Contracts”, “—Executive Profit Performance Bonus Plan” and “— Option Grants in 2004.” In order to assist the Company in conserving cash, Mr. Crowell voluntarily reduced his cash compensation at various times since 2001, including 2004 and 2005. Such reductions amounted to approximately $246,000 in 2004, $257,000 in 2003 and $135,000 in 2002. The Company reinstated Mr. Crowell’s cash compensation to $364,000 per annum in accordance with the 2002 Crowell Agreement, effective April 19, 2004. Mr. Crowell voluntarily reduced his cash compensation again in September 2004, in order to assist the Company in conserving cash. In April 2003, Mr. Crowell received a $187,000 repayment of certain deferred base compensation amounts, which he invested in the Company’s Debentures. Mr. Crowell also received withholding and estimated income taxes of $32,000, which were paid to the appropriate tax authorities. These amounts ($219,000) are included in the Summary Compensation Table above in the 2003 line. Mr. Crowell also invested an additional $263,000 of cash in the Company’s Debentures (see “Transactions With Management”). During the first quarter of 2005, Mr. Crowell loaned the Company $100,000 pursuant to a 12% Secured Promissory Note (see “Transactions with Management”). As of December 31, 2004, Mr. Crowell has a net aggregate of base compensation reductions of $432,000, which may be paid to Mr. Crowell depending upon the success of future operations, which are not included in the Summary Compensation Table above. In March of 2004, Mr. Crowell received 150,000 shares of the Company’s Common Stock as a bonus in lieu of a grant of a stock option covering 150,000 shares of Common Stock, which options were not available to be granted in March as required under the 2002 Crowell Agreement. Through April 18, 2005, Mr. Crowell has received no cash compensation in calendar 2005. The 2002 Crowell Agreement originally provided for annual base compensation of $525,000, much of which was deferred as described herein through April 16, 2004, when the annual base compensation was reduced to $364,000. All other compensation represents premiums paid by the Company for group term life insurance ($350 for 2004), see “Employment Contracts.”

(3)	On November 29, 2000, Mr. Halnen was appointed as President of the Company; on June 12, 2001, Mr. Halnen also was appointed as Chief Operating Officer of the Company and, on June 4, 2003, Mr. Halnen was appointed as a Director of the Company. On June 20, 2002, the Company and Mr. Halnen entered into an Employment Agreement, which was amended on March 9, 2004. See “—Employment Contracts”, “—Executive Profit Performance Bonus Plan” and “— Option Grants in 2004.” Mr. Halnen’s employment contract provides for annual base compensation of $225,000 plus an annual bonus opportunity of $75,000, payable quarterly. In order to assist the Company in conserving cash, Mr. Halnen voluntarily reduced his cash base and bonus compensation at various times since 2001, including 2004 and 2005. Such reductions were approximately 88,000 in 2004,

$107,000 in 2003 and $50,000 in 2002. Mr. Halnen voluntarily reduced his cash compensation again in September 2004, in order to assist the Company in conserving cash. In April 2003, Mr. Halnen received a $60,000 repayment of certain deferred base compensation and bonuses, which he invested in the Company’s Debentures. Mr. Halnen also received $39,000 of withholding and estimated income taxes, which were paid to the appropriate tax authorities. These amounts ($99,000) are included in the Summary Compensation Table above in the 2003 line. As of December 31, 2004, Mr. Halnen has a net aggregate of base and bonus compensation reductions of $151,000, which may be paid to Mr. Halnen depending on the success of future operations, which is not included in the Summary Compensation Table for 2004. All other compensation represents premiums paid by the Company for term life insurance ($22,500 for 2002), see “Employment Contracts.”

(4)	Mr. Mulhern re-joined the Company in June 2004 as Chief Financial Officer and Secretary. Mr. Mulhern also held those or similar positions with the Company from July 1993 until his resignation as Chief Financial Officer in October 1999, and his resignation as Secretary in March 2000. Mr. Mulhern’s current arrangement with the Company provides for base compensation of $120,000 per year. Mr. Mulhern currently works three days per week. Prior to re-joining the Company, Mr. Mulhern worked as an independent consultant to the Company from December 2003 through May 2004 and was paid fees totaling $52,000, which are not included in the Summary Compensation Table above.

Stock Option Plans

          As of December 31, 2004, the Company has adopted the 1995 Non-Employee Director Stock Option Plan (the “Director Plan”), The Stock Option Plan of Elcom International, Inc. (the “1993 Stock Option Plan”), The 1995 (Computerware) Stock Option Plan of the Company (the “Computerware Stock Option Plan”), The 1996 Stock Option Plan of the Company (the “1996 Stock Option Plan”), The 1997 Stock Option Plan of the Company (the “1997 Stock Option Plan”), The 2000 Stock Option Plan (the “2000 Stock Option Plan”), The 2001 Stock Option Plan, as amended and restated (the “2001 Stock Option Plan”), The 2002 Stock Option Plan (the “2002 Stock Option Plan”), and The 2004 Stock Option Plan (the “2004 Stock Option Plan”) (collectively hereinafter the “Stock Option Plans”) covering 250,000, 5,000,000, 1,000,000, 2,400,000, 3,000,000, 2,750,000, 2,400,000, 1,800,000 and 6,000,000 shares, respectively, of the Company’s Common Stock, pursuant to which officers, employees and directors of the Company, as well as other persons who render services as independent contractors to the Company, or any of its affiliates, are eligible to receive incentive stock options (“ISO’s”) and/or non-qualified stock options (“NQOptions”). As of April 18, 2004, The 1993 Stock Option Plan and the Computerware Stock Option Plan have expired and no further options may be granted thereunder. These plans generally operate in the following manner.

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

          The 2001 Stock Option Plan, the 2002 Stock Option Plan and the 2004 Stock Option Plan each provide that an optionee may exercise his or her stock options for up to 180 days following the date of termination without cause unless an option agreement contains differing terms. Under the Stock Option Plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options vest and the optionee may exercise his or her options for up to 90 days following the date of termination. Any options that are ISO’s must be exercised within 90 days after such termination, otherwise these options will receive the tax treatment offered to NQOptions.

          The maximum number of options that can be granted to any one participant during any one fiscal year is 500,000 under the 1993 Stock Option Plan, 210,000 under the Computerware Stock Option Plan, 300,000 under the 1996 Stock Option Plan, 150,000 under the 1997, the 2000 and the 2001 Stock Option Plans, 250,000 under the 2002 Stock Option Plan, and 800,000 under the 2004 Stock Option Plan.

          The Director Plan. Non-employee Directors are entitled to participate in the Director Plan, adopted by the Board of Directors in October 1995, and approved by stockholders in November 1995. A total of 250,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock to each non-employee Director serving as such on October 9, 1995 or for persons who become a non-employee Director thereafter, on their date of election or appointment as applicable. Options granted under the Director Plan have a term of ten years. One-third of the shares subject to each option vest on each anniversary date of the grant of the option so long as the optionee continues to serve as a Director on such dates. Of the 250,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2004, options covering 10,000 shares of Common Stock have been exercised, and options to acquire an aggregate of 239,999 shares of Common Stock (95,000 of which were exercisable at December 31, 2004) were outstanding at exercise prices ranging from $0.095 to $6.7813 per share, and accordingly, as of December 31, 2004 an option covering 1 share of Common Stock could be granted under such option plan. The Director Plan terminates on October 9, 2005.

          The 1993 Stock Option Plan. The 1993 Stock Option Plan was adopted by the Board of Directors in February 1993, was approved by the Company’s stockholders, and terminated on February 23, 2003. Of the 5,000,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2004, options covering 2,817,497 shares of Common Stock have been exercised, options covering 547,744 shares of Common Stock have expired, and options to acquire an aggregate of 1,634,759 shares of Common Stock (1,633,009 of which were exercisable at December 31, 2004) were outstanding at exercise prices ranging from $0.445 to $22.50.

          The Computerware Stock Option Plan. The Computerware Stock Option Plan was adopted by the Board of Directors in February 1995, was approved by the Company’s stockholders, and terminated on February 5, 2005. Of the 1,000,000 shares of Common Stock reserved for issuance under the Computerware Stock Option Plan, options covering 1,000,000 shares of Common Stock have been granted at an exercise price of $4.00 per share, 414,000 of which have been exercised as of December 31, 2004, and 586,000 of which were exercisable as of December 31, 2004. All 586,000 options outstanding as of December 31, 2004, expired without being exercised on February 5, 2005.

          The 1996 Stock Option Plan. The 1996 Stock Option Plan was adopted by the Board of Directors in August 1996, was approved by the Company’s stockholders and terminates on August 19, 2006. Of the 2,400,000 shares of Common Stock reserved for issuance under the 1996 Stock Option Plan, as of December 31, 2004, options covering 774,040 shares of Common Stock have been exercised, and options to acquire an aggregate of 1,619,968 shares of Common Stock (1,048,568 of which were exercisable at December 31, 2004) were outstanding as of December 31, 2004, at exercise prices ranging from $0.08 to $22.50 per share, and accordingly, options covering 5,992 shares of Common Stock were available to be granted under such option plan as of December 31, 2004.

          The 1997 Stock Option Plan. The 1997 Stock Option Plan was adopted by the Board of Directors in April 1997, initially amended in February 1998, and approved by stockholders at the 1998 Annual Meeting. The 1997 Stock Option Plan also was amended in March 1999 to increase the shares covered by 1,000,000 (to a total of 3,000,000 shares) and, as amended, was approved by the stockholders at the 1999 Annual Meeting. The 1997 Stock Option Plan terminates on April 29, 2007. Of the 3,000,000 shares reserved for issuance thereunder, as of December 31, 2004, options covering 479,504 shares of Common Stock have been exercised and options to acquire an aggregate of 2,511,766 shares of Common Stock (1,760,963 of which were exercisable at December 31, 2004) were outstanding at exercise prices ranging from $0.08 to $5.75 per share, and accordingly, options covering 8,730 shares of Common Stock were available to be granted under such option plan as of December 31, 2004.

          The 2000 Stock Option Plan. The 2000 Stock Option Plan was adopted by the Board of Directors in March 2000, was approved by the Company’s stockholders, and terminates on March 21, 2010. Of the 2,750,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2004, options covering 10,000 shares of Common Stock have been exercised, options to acquire an aggregate of 2,716,860 shares of Common Stock were outstanding (1,851,463 of which were exercisable at December 31, 2004) at exercise prices ranging from $0.08 to $6.1563 per share, and accordingly, options covering 23,140 shares of Common Stock were available to be granted under such option plan as of December 31, 2004.

          The 2001 Stock Option Plan. The 2001 Stock Option Plan was adopted by the Board of Directors in November 2000 and was amended and restated to provide for greater flexibility with respect to option agreement provisions related to the vesting of options following an optionee’s termination of employment by reason of a termination without cause, and was approved by the Company’s stockholders in May 2001. The 2001 Stock Option Plan terminates on November 10, 2010. Of the 2,400,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2004, options covering 69,950 shares of Common Stock have been exercised, options to acquire an aggregate of 2,264,400 shares of Common Stock (1,474,400 of which were exercisable at December 31, 2004) were outstanding at exercise prices ranging from $0.08 to $1.68 per share, and accordingly, options covering 65,650 shares of Common Stock were available to be granted under such option plan as of December 31, 2004.

          The 2002 Stock Option Plan. The 2002 Stock Option Plan was adopted by the Board of Directors in June 2001 and was approved by the Company’s stockholders on June 12, 2002. The 2002 Stock Option Plan terminates on June 11, 2011. Of the 1,800,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2004, options covering 2,450 shares of Common Stock have been exercised, options to acquire an aggregate of 1,745,750 shares of Common Stock (801,900 of which were exercisable at December 31, 2004) were outstanding at exercise prices ranging from $0.08 to $1.68 per share, and accordingly, options covering 51,800 shares of Common Stock were available to be granted under such option plan as of December 31, 2004.

          The 2004 Stock Option Plan. The 2004 Stock Option Plan was adopted by the Board of Directors in April 2004 and was approved by the Company’s stockholders on June 25, 2004. The 2004 Stock Option Plan terminates on April 16, 2014. Of the 6,000,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2004, options to acquire an aggregate of 3,775,000 shares of Common Stock (none of which were exercisable at December 31, 2004) were outstanding at exercise prices ranging from $0.095 to $0.16 per share, and accordingly, options covering 2,225,000 shares of Common Stock were available to be granted under such option plan as of December 31, 2004.

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

Option Grants In 2004

          Shown below is information relating to grants of stock options pursuant to the Stock Option Plans during the year ended December 31, 2004 to the Named Executive Officers. Such grants also are reflected in the Summary Compensation Table above.

Potential Realizable Value

	Individual Grants						Potential Realizable Value
		% of Total	Exercise				At Assumed Annual
	No. of	Granted To	or Base				Rates of Stock Price
	Securities	Employees	Price				Appreciation for the
	Underlying	In Fiscal	($ per		Grant	Expiration	Option Term (3)
Name	Options	Year	share)(1)		Date	Date	5%	10%

Robert J. Crowell (4)	250,000	3.82	$0.237	(2)	01/27/04	01/27/09	$75,000	$95,000
	486,800	7.43	$0.105	(2)	11/17/04	11/17/09	$65,000	$82,000
	113,200	1.73	$0.95		11/17/04	11/17/14	$18,000	$28,000

John E. Halnen (4)	200,000	3.05	$0.215		01/27/04	01/27/14	$70,000	$112,000
	400,000	6.11	$0.095		11/17/04	11/17/14	$62,000	$99,000

Laurence F. Mulhern(5)	400,000	6.11	$0.155		06/07/04	06/07/14	$101,000	$161,000
	200,000	3.05	$0.095		11/17/04	11/17/14	$31,000	$49,000

(1)	This price represents the fair market value at the date of grant pursuant to the terms of the Company’s Stock Option Plans, except for (2) below.

(2)	This price represents 110% of the fair market value at the date of grant pursuant to the terms of the Stock Option Plans.

(3)	Potential Realizable Value is based on certain assumed rates of appreciation pursuant to rules prescribed by the Securities and Exchange Commission (the “Commission”). Actual gains, if any, on stock option exercises are dependent on the future performance of the stock. There can be no assurance that the amounts reflected in this table will be achieved. In accordance with rules promulgated by the Commission, Potential Realizable Value is based upon the exercise price of the options.

(4)	The options granted to Messrs. Crowell and Halnen vest in full on the first anniversary of grant.

(5)	The options granted to Mr. Mulhern on June 7, 2004 vest as follows: 300,000 on June 7, 2005 and 100,000 on June 7, 2006. The options granted to Mr. Mulhern on November 17, 2004 vest in full on the first anniversary of grant

Fiscal Year-End Option Value Table

          The following table shows the number of shares of Common Stock acquired during 2004 by the exercise of options and the related value realized, as well as the number of shares of Common Stock and values represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 2004. The value of unexercised in-the-money options at December 31, 2004 is calculated using the $0.066 per share closing price of such shares on that date. See note (2) below.

			Number of Securities		Value of Unexercised
			Underlying		In The Money
	Shares		Unexercised Options at		Options At
	Acquired on	Value	December 31, 2004		December 31, 2004(1)(2)
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert J. Crowell	—	—	3,129,837	850,000	—	—
John E. Halnen	—	—	1,425,499	600,000	—	—
Laurence F. Mulhern	—	—	—	600,000	—	—

(1)	Options are “in-the-money” if the fair market value of the Common Stock exceeds the exercise price.

(2)	Represents the total gain which would be realized if all in-the-money options beneficially held at December 31, 2004 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $0.066, the closing sale price per share of the Company’s Common Stock on the OTCBB Market on December 31, 2004.

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

          The Executive Performance Plan provides for incentive compensation payments (limited in amount to the lesser of: (a) two times the executive’s base salary or (b) one million dollars) to be made to covered Executive Officers based upon the increase in the Company’s reported operating income (or reduction in operating loss) over the prior year. The Executive Performance Plan provides for an aggregate “bonus pool” equal to 20% of the increase in the Company’s reported operating income (or reduction in operating loss) over the prior year. Accordingly, the Board of Directors believes that the Executive Performance Plan provides a substantial incentive to those Executive Officers in the best position to affect the Company’s operating performance and that substantial benefits will accrue to the Company from granting participations in the Executive Performance Plan. Such participations afford the Executive Officers a substantial incentive to enhance the value of the Company’s Common Stock through their own efforts in improving the Company’s operating results. The granting of participations also is expected to be instrumental in attracting and retaining key executives. Accordingly, the Company will, from time to time, grant participations to such Executive Officers as may be selected to participate in the Executive Performance Plan in accordance with the terms thereof. Although, the Company’s reported operating loss decreased (i.e. operating income improved) from 2003 to 2004, no payments were made to Executive Officers for 2004 in respect of the Executive Performance Plan.

          The Executive Performance Plan is administered by the Compensation Committee of the Board, presently comprised of Messrs. Harries, Ortiz and Smith. Members of the Committee must be persons who qualify as “outside directors” under Section 162(m) of the Internal Revenue Code and who are “non-employee directors” under Rule 16(b)(3) of the Securities Exchange Act of 1934.

          Through December 31, 2000, the Executive Performance Plan was not permitted to be terminated or amended in any way that would adversely impact any current participant, without such participant’s written consent. Thereafter, the Board of Directors or the Committee may amend or terminate the Executive Performance Plan. The participants have waived participation in the Executive Performance Plan for calendar year 2004. For fiscal year 2005, Mr. Crowell, Mr. Halnen and Mr. Mulhern each will participate in the Executive Performance Plan with a 50%, 25% and 10% participation interest, respectively.

          The Elcom International, Inc. Key Personnel Profit Performance Plan (the “Key Personnel Performance Plan”), which is designed to operate in conjunction with the Executive Performance Plan, is intended to provide a substantial incentive to key personnel who are not Executive Officers, but who can, in the performance of their duties, affect the Company’s operating results. The Key Personnel Performance Plan Bonus Pool is limited to that portion of the 20% Bonus Pool (as defined in the Key Personnel Performance Plan) calculated under the terms of the Executive Performance Plan less payments under the Executive Performance Plan. Accordingly, the bonus pool available under the Key Personnel Performance Plan is generally limited to that portion of the 20% Bonus Pool calculated under the Executive Performance Plan, which is either unallocated to Executive Officers or is in excess of the payment limitations under the Executive Performance Plan (the annual payment to any one individual is limited in amount to the lesser of: (a) two times the executive’s base salary or (b) one million dollars). Thus, based on existing allocations under the Executive Performance Plan, for 2004 approximately 25% of any Bonus Pool would have been available for award under the Key Personnel Performance Plan. The terms and administration of the Key Personnel Performance Plan generally correspond to those of the Executive Performance Plan, except that in the case of the Key Personnel Performance Plan, the annual payout to any one participant is limited to the lesser of $500,000 or two times the participant’s base salary. The Compensation Committee controls participation in the Key Personnel Performance Plan. No payments were made under the Key Personnel Performance Plan with respect to the calendar year 2004.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

          The following report of the Compensation Committee describes the philosophy, objectives and components of the Company’s executive compensation programs for 2004 and discusses the determinations concerning the compensation for the Chief Executive Officer for 2004.

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

Chief Executive Officer Compensation

          The compensation arrangements for Mr. Crowell with respect to the 2004 fiscal year were primarily based upon the terms of his employment contracts with the Company, as described under “Executive Compensation—Employment Contracts.” Pursuant to the 2002 Crowell Agreement, Mr. Crowell is entitled to an annual minimum base salary of $525,000, which was reduced to $364,000 effective April 16, 2004. In order to assist the Company in conserving cash, Mr. Crowell voluntarily reduced his cash compensation at various times in 2001, 2002 and 2003. Such reductions amounted to approximately $246,000 in 2004, $257,000 in 2003 and $135,000 in 2002. In April 2003, Mr. Crowell received a $187,000 repayment of certain deferred base compensation amounts, which he invested in the Company’s Debentures. Mr. Crowell also received withholding and estimated income taxes of $32,000, which were paid to the appropriate tax authorities. These amounts ($219,000) are included in the Summary Compensation Table above in the 2003 line. Mr. Crowell also invested an additional $263,000 of cash in the Company’s Debentures (see “Transactions With Management”). During the first quarter of 2005, Mr. Crowell loaned the Company $100,000 pursuant to a 12% Secured Promissory Note (see “Transactions with Management”). As of December 31, 2004, Mr. Crowell has deferred a net aggregate of $432,000 in base compensation, which may be paid to Mr. Crowell depending upon the success of future operations. The Company reinstated Mr. Crowell’s cash compensation in accordance with the 2002 Crowell Agreement to the level of $364,000 per year, effective April 19, 2004. Mr. Crowell voluntarily reduced his cash compensation again in September 2004, in order to assist the Company in conserving cash. The 2002 Crowell Agreement originally provided for annual base compensation of $525,000, much of which was deferred as described herein through April 16, 2004, when the annual base compensation was reduced to $364,000. The Compensation Committee did not conduct any official surveys of competitive, industry or revenue peer groups, but believed that, over the course of negotiation on the 2002 Crowell Agreement, that this annual base salary in 2004 was fair and reasonable given the position of the Company and Mr. Crowell’s responsibilities.

          In addition, the 2002 Crowell Agreement provides that Mr. Crowell is entitled to participate in all of the other Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company and that he participates in the Executive Performance Plan at a minimum rate of 50% of any bonus pool generated by such plan. Under the 2002 Crowell Agreement, Mr. Crowell also is entitled to receive annual grants of options under the Company’s Stock Option Plans of no less than 400,000, to be made no later than July of each year, under terms to be determined by the Compensation Committee. In March 2004 the Committee elected to award Mr. Crowell 150,000 in addition to granting Mr. Crowell stock options covering 250,000 shares of Common Stock, in lieu of the required grant of stock options covering 400,000 shares of Common Stock. In recognition of Mr. Crowell’s ongoing commitment to the Company and considering his voluntary reduction of pay (to zero) in September 2004, the Committee awarded Mr. Crowell stock options covering 600,000 shares of Common Stock in November 2004.

Section 162(m)

          Section 162(m) of the Internal Revenue Code (the “Section”) disallows a tax deduction for any publicly traded company for individual compensation exceeding $1 million in any year for any of the Named Executive Officers, unless the compensation is performance-based or otherwise meets an applicable exemption. Since the aggregate compensation of each of the Company’s executive officers is below the $1 million threshold and since the Committee believes that options granted under the Company’s Stock Option Plans generally will meet the performance based provisions under the Section, the Committee currently believes that the Section will not reduce the tax deduction available to the Company for compensation paid in 2004 to the Company’s executive officers.

COMPENSATION COMMITTEE

William W. Smith, Chairman
Richard J. Harries, Jr.
John W. Ortiz

Compensation Committee Interlocks And Insider Participation

          The Company’s Compensation Committee is currently composed of Messrs. Harries, Ortiz, and Smith. No current member of the Compensation Committee has ever been an officer or employee of the Company or any of its subsidiaries. No interlocking relationship exists between the Company’s Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company. During the first quarter of 2005, Mr. Smith loaned the Company $100,000 pursuant to a 12% Secured Promissory Note. During 2003, Mr. Smith invested $350,000 in the Company’s Convertible Debentures. See “Transactions with Management.”

Item 11. Security Ownership of Certain Beneficial Owners and Management

EQUITY COMPENSATION PLAN INFORMATION

          The following table provides information as of December 31, 2004 with respect to compensation plans maintained by the Company under which equity securities of the Company are authorized for issuance:

Number of securities
	Number of securities			remaining available for
	to be issued			future issuance under
	upon exercise of		Weighted-average	equity compensation
	outstanding		exercise price of	plans (excluding
	options,		outstanding options,	securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	17,094,502	(1)(2)	$1.24	2,380,313	(2)(3)

Equity compensation plans not approved by security holders	—		—	—

Total	17,094,502		$1.24	2,380,313

(1)	Includes shares of Common Stock to be issued upon the exercise of options outstanding as of December 31, 2004 under the following Company Stock Option Plans: The Director Plan, 239,999; The 1993 Stock Option Plan, 1,634,759; The Computerware Stock Option Plan, 586,000; The 1996 Stock Option Plan, 1,619,968; The 1997 Stock Option Plan, 2,511,766; The 2000 Stock Option Plan, 2,716,860; The 2001 Stock Option Plan, 2,264,400; The 2002 Stock Option Plan, 1,745,750; and The 2004 Stock Option Plan, 3,775,000.

(2)	All outstanding options are subject to adjustments for stock splits, stock dividends, recapitalizations, and other similar transactions or events.

(3)	Reflects options covering shares of Common Stock which may be issued, under the following Company Stock Option Plans: The Director Plan, 1; The 1996 Stock Option Plan, 5,992; The 1997 Stock Option Plan, 8,730; The 2000 Stock Option Plan, 23,140; The 2001 Stock Option Plan, 65,650; The 2002 Stock Option Plan, 51,800; and The 2004 Stock Option Plan, 2,225,000.

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

          The following table sets forth the beneficial ownership of Common Stock as of April 18, 2005 by (i) each Director of the Company, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer of the Company at the end of the fiscal year, as well as the individuals that were executive officers during the year ended December 31, 2004, (iii) all Directors and executive officers as a group, and (iv) each person or group known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. All information with respect to beneficial ownership has been furnished by the respective Director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name.

Directors and Executive Officers and	Number of Shares	Percentage of
Other Beneficial Owners(2)	Beneficially Owned (1)	Common Stock (1)

Class I Director — Term expires at the 2005 Annual Meeting
John E. Halnen (3)	2,211,668	3.5%
John W. Ortiz (4)	74,000	*
Class II Director — Term expires at the 2006 Annual Meeting
Richard J. Harries, Jr. (4)	74,000	*
Class III Directors — Term expires at the 2007 Annual Meeting
Robert J. Crowell (5)	14,758,835	20.5%
William W. Smith (6)	3,472,193	5.4%
Named Executive Officer
Laurence F. Mulhern (7)	303,000	*

All Directors And Executive Officers as a Group (6 Persons)(8)	20,893,697	26.7%

*	Less than 1%.

(1)	In accordance with Securities and Exchange Commission rules, each beneficial owner’s holdings have been calculated assuming full exercise of all outstanding options and warrants to acquire Common Stock, regardless of the option price, which are exercisable by such owner within 60 days after April 18, 2005, while assuming no exercise of outstanding options and warrants covering Common Stock held by any other person.

(2)	For purposes hereof, the address of the Company’s Directors and executive officers is the same as that of the Company: 10 Oceana Way, Norwood, Massachusetts 02062.

(3)	Mr. Halnen is a Director and President and Chief Operating Officer of the Company. Mr. Halnen’s Common Stock ownership is comprised of 800 shares held in an Individual Retirement Account, 1,625,499 shares, which he has the right to acquire at various prices within 60 days of April 18, 2005 through the exercise of stock options, and 585,369 shares which he has the right to acquire through conversion of his Company Convertible Debentures (including accrued interest through June 18, 2005). See “Transactions with Management, Executive Compensation – Option Grants in 2004, and Fiscal Year End Option Value Table.”

(4)	This number represents shares of Common Stock which can be acquired through the exercise of options that are exercisable by the owner regardless of the option price, within 60 days of April 18, 2005.

(5)	Mr. Crowell is Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Crowell’s Common Stock ownership is comprised of 3,636,742 shares which he owns directly (including 110,000 shares in a retirement plan account); 188,401 shares held in a revocable trust for the benefit of one of Mr. Crowell’s daughters, for which Mr. Crowell serves as Trustee; 121,616 shares held by the Crowell Educational Foundation with respect to which Mr. Crowell shares the power to vote and dispose of, 3,379,837 shares which he has the right to acquire at various prices within 60 days of April 18, 2005 through the exercise of stock options , and 7,432,239 shares which he has the right to acquire through conversion of his Company Convertible Debentures (including accrued interest through June 18, 2005). See “Transactions with Management, Executive Compensation – Option Grants in 2004, and Fiscal Year End Option Value Table.”

(6)	Mr. Smith’s Common Stock ownership is comprised of 77,000 shares, which he has the right to acquire at various prices within 60 days of April 18, 2005 through the exercise of stock options, and 3,395,193 shares which he has the right to acquire through conversion of his Company Convertible Debentures (including accrued interest through June 18, 2005). See “Transactions with Management.”

(7)	Mr. Mulhern’s Common Stock ownership is comprised of 300,000 shares, which he has the right to acquire at various prices within 60 days of April 18, 2005 through the exercise of stock options, and 3,000 shares which he owns directly.

(8)	Includes 5,086,811 shares of Common Stock which the Directors and executive officers of the Company have the right to acquire within 60 days of April 18, 2005 through the exercise of stock options and 11,412,802 shares which the Directors and executive officers of the Company have the right to acquire through conversion of their Company Convertible Debentures (including accrued interest through June 18, 2005).

Item 14. Principal Accounting Fees and Services

     The Audit Committee oversees the Company’s financial reporting process on behalf of the Board of Directors. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s independent auditors. In addition, the Audit Committee must pre-approve all audit and non-audit services performed by the Company’s independent auditors. The Audit Committee’s activities are governed by a written charter adopted by the Board of Directors.

Fees for services rendered by the Company’s Independent Public Accountants for the last two fiscal years were:

	2004	2003
	(in thousands)
Audit fees	$66	$70
Audit related fees	10	12
Tax services	4	—
All Other Fees	2	2

Total fees	$82	$84

Audit Fees

          VCC has billed the Company $66,000 for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2004, the reviews of interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2004, and for consultation relating to accounting matters.

          VCC has billed the Company $70,000 for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2003, the reviews of interim financial statements included in the Company’s Forms 10-Q filed during the year ended December 31, 2003, and for consultation relating to accounting matters.

          KPMG, the Company’s previous auditors, billed the Company $32,000 for reviews of interim financial statements included in the Company’s Forms 10-Q filed during the year ended December 31, 2003 and $59,000 for work related to issuance of their consent to inclusion of their opinion on the Company’s 2001 and 2002 financial statements in the Company’s 2003 Form 10-K.

Audit Related Fees

          During 2004, VCC billed the Company $10,000 in audit related fees for the audit of the Company’s benefit plan.

          Audit related fees for 2003 relate to VCC work performed in connection with the Company’s issuance of Common Stock in April 2004 on the AIM Exchange in the U.K.

Tax Fees

          During 2004, VCC billed the Company approximately $4,000 in tax fees for review of the Company’s 2003 tax returns.

All Other Fees

          Other fees for 2004 of $2,000 were paid to VCC for certain specific procedures performed by VCC to assist the Company in documenting its security management and policy document.

          Other fees for 2003 of $2,000 were paid to VCC for certain specific procedures performed by VCC to assist the Company in investigating check fraud committed by a former employee and designing enhanced internal controls.

          Before VCC is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee. None of the services described above was approved by the Audit Committee under the de minimus exception to pre-approval provided in Commission rules.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc. (Registrant)

Date: April 22, 2005	By:	/s/ Robert J. Crowell

Robert J. Crowell Chairman and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Robert J. Crowell	Chairman of the	April 22, 2005
Robert J. Crowell	Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

/s/ Laurence F. Mulhern	Chief Financial Officer	April 22, 2005

Laurence F. Mulhern	(Principal Financial Officer)

/s/ John E. Halnen	President, Chief	April 22, 2005
John E. Halnen	Operating Officer
and Director

/s/ William W. Smith	Vice Chairman and Director	April 22, 2005

William W. Smith

/s/ Richard J. Harries Jr.	Director	April 22, 2005

Richard J. Harries, Jr.

/s/ John W. Ortiz	Director	April 22, 2005

John W. Ortiz