Form 10QSB
period 2005-03-31
ELCOM INTERNATIONAL INC
filed 2005-05-09
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The registrant had 61,281,860 shares of common stock, $.01 par value, outstanding as of May 2, 2005.

     Transitional Small Business Disclosure Format

                         Yes ☐ No ☑

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67	$390

Accounts receivable:
Trade	473	354
Other	6	—

	479	354
Less-Allowance for doubtful accounts	44	47

Accounts receivable, net	435	307

Prepaid expenses and other current assets	135	53

Total current assets	637	750

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	20,639	20,639
Furniture, equipment and leasehold improvements	3,088	3,088

	23,727	23,727
Less — Accumulated depreciation and amortization	22,816	22,708

	911	1,019

OTHER ASSETS	10	10
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	48	48

Total assets	$1,606	$1,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$31	$30
Loans payable	200	—
Accounts payable	628	468
Deferred revenue	527	510
Accrued expenses and other current liabilities	2,950	2,421
Current liabilities of discontinued operations	313	303

Total current liabilities	4,649	3,732

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	19	27
OTHER LONG TERM LIABILITY	516	546
CONVERTIBLE DEBENTURES, NET OF DISCOUNT	390	362

Total liabilities	5,574	4,667

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding — none	—	—
Common stock, $.01 par value; Authorized — 200,000,000 shares - Issued - 61,812,569 shares	618	618
Additional paid-in capital	118,703	118,703
Accumulated deficit	(117,779)	(116,643)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(798)	(806)

Total stockholders’ deficit	(3,968)	(2,840)

	$1,606	$1,827

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net Revenues:
License and associated fees	$495	1,558
Professional services	118	151

Total Net Revenues	613	1,709

Cost of revenues	116	106

Gross profit	497	1,603

Operating Expenses:
Selling, general and administrative	1,452	1,632
Research and development	120	41

Total operating expenses	1,572	1,673

Operating loss	(1,075)	(70)

Interest and other income (expense), net	(1)	(34)
Interest expense	(60)	(69)

Net loss	(1,136)	(173)
Income tax benefit	—	—

Net loss	(1,136)	(173)

Net loss	(1,136)	(173)
Foreign currency translation adjustment, net of tax	8	—

Comprehensive loss	$(1,128)	$(173)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Weighted average number of basic and diluted shares outstanding	61,282	30,909

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,136)	$(173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	136	222
Compensation paid in common stock	—	115
Deferred rent expense	54	47
Provisions for doubtful accounts receivable	—	3
Changes in current assets and liabilities:
Accounts receivable, net	(128)	879
Prepaid expenses and other current assets	(82)	(103)
Accounts payable	160	202
Deferred Revenue	17	(266)
Accrued expenses and other current liabilities	475	(307)

Net cash provided by (used in) continuing operating activities	(504)	619
Net cash provided by (used in) discontinued operations	10	(68)

Net cash provided by (used in) operating activities	(494)	551

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	—	(18)
Change in other assets	—	5

Net cash used in investing activities	—	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	200	230
Reduction of loan payable	—	(1,142)
Reduction of capital lease obligations	(7)	—
Decrease in other long term liability	(30)	—
Issuance of common stock	—	2

Net cash provided by (used in) financing activities	163	(910)

FOREIGN EXCHANGE EFFECT ON CASH	8	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(323)	(372)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	390	515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$67	$143

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1	$1

Income taxes paid	$—	$—

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

     Quarterly Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as March 31, 2005, the results of operations and cash flows for the for the three-month periods ended March 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.

     Liquidity and Capital Resources

          The Company’s consolidated financial statements as of December 31, 2004 and March 31, 2005 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2005. The Company’s independent accountants, Vitale, Caturano & Company, LTD., have issued a report on the Company’s consolidated financial statements as of December 31, 2004, dated February 9, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in its ability to continue as a going concern without additional capital becoming available. The Company has incurred net losses every year since 1998, has an accumulated deficit of $117,779,000 as of March 31, 2005, and expects to incur a loss in fiscal year 2005. As of March 31, 2005, the Company had $67,000 of cash, which, along with anticipated operating receipts (including advance payments by certain customers), the Company expects will allow it to operate into June of 2005. The Company required additional financing in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended, now in conjunction with the advance payments by certain clients, to provide the Company with funds necessary to operate during the period leading up to the Zanzibar contract being awarded and the proposed offering of Common Stock in the U.K. Through May 2, 2005, the Company has received a total of $200,000 from such bridge loans; however, the Company expects it will require additional funds in June of 2005 to operate until the proposed offering of Common Stock in the U.K. which is expected to be consummated in July of 2005. The Company intends to seek additional capital via the issuance and sale of common shares to investors , on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”) in July of 2005, which, if consummated, is expected to result in substantial dilution to its stockholders. Failure to consummate such financing or other near-term financing or additional customer advances would likely force the Company to curtail operations and/or seek protection under bankruptcy laws. The Company is currently in discussions with multiple parties regarding the raising of additional capital, including the possible AIM Exchange offering, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

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

Deferred Revenue. Revenue on software transactions in which there are specific outstanding obligations is deferred and recognized once such obligations are fulfilled.

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

Had compensation expense for awards under the Company’ s Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended March 31
	2005	2004
Net Loss, as reported	$(1,136)	$(173)
Less: Compensation expense for option awards determined under fair value based method	(95)	(390)

Pro forma net loss	$(1,231)	$(563)

Net loss per share:
As reported — basic and diluted	$(0.02)	$(0.01)

Pro forma — basic and diluted	$(0.02)	$(0.02)

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

In implementing SFAS 123R the Company will apply the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

–	All new awards issued after the effective date;

–	All modifications, repurchased or cancellations of existing awards after the effective date; and

–	Unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123R.

(iii)	Income Taxes:

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2005 will result in an overall operating loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.

3. Stock Based Compensation

          As of March 31, 2004 the Company issued 150,000 shares of Common Stock to Robert J. Crowell, Chairman and CEO, in lieu of options to be granted and recorded compensation expense of $31,000. On the same date the Company issued 400,000 shares of Common Stock to an individual in the U.K. for consulting services, and recorded consulting expense of $84,000. The amounts expensed were based on the March 31, 2004 closing price of the Company’s Common Stock on the Over The Counter Bulletin Board of $0.21 per share.

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

          Based on the average market price of the Company’s common stock in the three-month period ended March 31, 2005, a net total of 1,581,000 shares covered by options would have been dilutive, and 11,511,000 shares covered by options and warrants with per share exercise prices ranging from $0.16 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the three-month period ended March 31, 2004, a net total of 1,237,000 shares covered by options would have been dilutive, and 9,551,000 shares covered by options and warrants with per share exercise prices ranging from $0.22 to $22.50 would have been anti-dilutive.

5. Business Segment Information

          The Company’s operations are classified as a single business segment, specifically the development and sale of automated procurement (“eProcurement”) and electronic marketplace (“eMarketplace”) Internet-based software solutions (together, “ePurchasing”), which automate many supply chain and financial settlement functions associated with procurement. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended March 31, 2005 and 2004, was as follows (in thousands):

	Quarter ended
	March 31,
	2005	2004
Net revenues:
U.S.	$185	$217
U.K.	428	1,492

Net Revenues	$613	$1,709

Operating loss:
U.S.	$(1,148)	$(1,325)
U.K.	73	$1,255

Operating loss	$(1,075)	$(70)

	March 31,	December 31,
	2005	2004
Identifiable assets:
U.S.	$1,184	$1,517
U.K.	374	262

	$1,558	$1,779

Identifiable assets of discontinued operations:	48	48

	$1,606	$1,827

          See Note (6) Loans Payable, for further information concerning net revenues in 2004.

6. Loans Payable

During the first quarter of 2005, the Company received funds, pursuant to bridge loan agreements (the “Notes”), from each of Robert J. Crowell, Chairman and CEO and William W. Smith, Vice Chairman and Director (the “Holder(s)”), totaling $200,000. These advances were made to provide funds for the Company to operate until the Company’s anticipated sale of Common Stock in July 2005, as discussed in Note 1, above. Interest upon the outstanding principal amount of the Notes is payable in cash quarterly in arrears, at a rate of 12% per annum. The Company may not prepay any portion of the outstanding principal amount under the Notes or any interest accrued on the principal amount which is unpaid; however, the Notes provide the Holders with a put option, pursuant to which the Holders may put their respective Notes to the Company for payment at any time. If a Holder exercises his put option, the Company is required to forthwith pay in cash (a) the aggregate outstanding principal advanced under the Note, (b) 12% interest accrued on such aggregate outstanding principal amount through the date of the exercise of the put option, less amounts previously paid and (c) a put premium equal to 7.5% per annum of the aggregate outstanding principal amount of the Note, for the period the aggregate principal amount thereunder was outstanding. The Notes have a term of seven (7) years, maturing on April 6, 2012, at which time the aggregate outstanding principal advanced under the Notes and accrued interest are due and payable. The Notes are secured by a Collateral Agency and Security Agreement with William W. Smith, the Vice-Chairman and a Director of the Company, as Collateral Agent and the Holders, as secured parties (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted a first priority senior security interest in the all of the personal property and intellectual property of the Company, wherever located, and now owned or hereafter acquired, to the Collateral Agent, for the benefit of the Holders, to secure the payment or performance of the Company’s obligations under the Notes.

          During the first quarter of 2004, the Company received funds, pursuant to bridge loan agreements, from each of Robert J. Crowell, Chairman and CEO and William W. Smith, Vice Chairman and Director, totaling

$200,000. These advances were made to provide funds for the Company to operate until the Company’s sale of Common Stock in April 2004, as discussed in Note 7, below. Additional advances totaling $60,000 were made in April 2004. The advances bore interest at 10% (the same rate as the Company’s Convertible Debentures) and were repaid in April 2004 from the proceeds of the sale of Common Stock (see Note 7).

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

7. Sale of Common Stock

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

The Regulation S Shares were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the “Act”), for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares were prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Act) or for the benefit or account of a U.S. person, for a one-year period which ended on April 15, 2005. During this one-year period, the holders of the Regulation S Shares were otherwise able to trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares may have been traded. Currently (after April 15, 2005), the Regulations S Shares are “restricted securities,” as the term is defined pursuant to Rule 144 under the Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with the Company’s stock traded on the Over the Counter Bulletin Board until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission, or an exemption from registration exists with respect to the Regulation S Shares (such as a sale in accordance with Rule 144). The Regulation S Shares have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements (such as a sale in accordance with Rule 144). If any Regulation S Shares are sold in accordance with Rule 144, the shares sold may be re-issued as unrestricted securities, freely tradable with the Company’s registered shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Introduction

          This introduction is intended to provide context and better understanding of the Management’s Discussion and Analysis or Plan of Operation (“MD&A”) which follows. Under the Interpretive Release promulgated in December 23, 2003 by the SEC, Elcom intends to endeavor, as much as possible, to explain to its stockholders its comparative financial data contained in the MD&A section in such a way as to make the information more understandable to the reader. The Company intends to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of the Company’s financial comparisons.

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

          The Company then transitioned to a pure software solutions operation, with its PECOS eProcurement and eMarketplace system as its primary platform. From the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions, associated professional services and monthly license, hosting and maintenance fees. Since its inception in 1992, the Company has developed its PECOS™ system, which automates many supply chain and financial settlement functions associated with procurement. The Company also offers a dynamic trading system licensed from a third party, which includes request for proposal, reverse auctioning and other features. During 2004, the Company licensed a catalog content management system from a third party, which is offered as an optional module to clients.

          Subsequent to the September 11, 2001 terrorist attacks, the overall U.S. economy slowed substantially and the Company’s business became generally static in the U.S. The Company implemented multiple redundancies in its U.K. and U.S. software solutions businesses during 2002 and 2003. The Company did not consummate any new customer agreements in the U.S. during 2004 or 2003. In the first quarter of 2005, the Company executed an “eMarketplace” agreement with the Oakland (CA) Unified School District (“OUSD”), which is further discussed below. Company Management believes that generating new clients has been all the more difficult due to the Company’s weak financial position. Except for a period of time after the Company’s April 2004 sale of the Regulation S Shares, the Company has been operating under severe cash limitations for several years, and during this time has benefited from voluntary cash salary suspensions from many employees, and in early 2005, a reduction of virtually all U.S.-based personnel’s’ salary by 50% for a period of six weeks commencing on March 1, 2005. This reduction in salaries did not impact the 2005 consolidated statement of operations, as the Company intends to repay these amounts (plus 10%) upon completion of the anticipated offering on the AIM Exchange in July of 2005, and therefore reflected the normal salaries in the 2005 consolidated statement of operations. During 2004, the Company recorded the lowest expenses of any year in the last five years, and its expenses remain generally at this level in 2005.

          In the U.K., the Company’s contract with Capgemini associated with the Scottish Executive’s eProcurement Scotland program, began to experience in an increase in business activity towards the end of the third quarter of 2003. This increase in activity, which accelerated during the fourth quarter of 2003 and continued into 2004, slowed in the summer months of 2004, but increased again in late 2004, into early 2005. Certain of the increased activity was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with a group of NHSS hospital trusts which began implementations in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organization, four (4) of which were in the eProcurement Scotland program at the end of 2003. Seven (7) additional NHSS hospital trusts signed onto the eProcurement Scotland program during 2004. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to experience additional activity in other agencies/councils/NHSS trusts (“Public Entities”) in Scotland. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program. The Company earns implementation fees and monthly hosting and maintenance fees for each Public Entity that joins the eProcurement Scotland program.

The Company is currently in various stages of discussion with eight (8) Public Entities, including two (2) NHSS entities, concerning the eProcurement Scotland program. The eProcurement Scotland program currently has twenty-one (21) Public Entities in the program (ten (10) of which signed on in 2004, and one (1) signed in April 2005). As of March 31, 2005, eighteen (18) of the twenty (20) Public Entities are live with the remaining three (3) customers in various stages of implementation, and expected to go live in the second or third quarters of 2005. One (1) Public Entity went live in the first quarter of 2005. The Company believes there will be slow but steady growth in the eProcurement Scotland program.

          In addition, the Company is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which the Office of Government Commerce of the United Kingdom (“OGC”) has named as the Preferred Bidder for the creation and deployment of the OGC’s eMarketplace for U.K. public sector organizations, which is commonly known as project “Zanzibar.” Zanzibar is expected to be offered to an aggregate of over twelve hundred (1,200) Public Entities in the U.K., including NHS Trusts (hospitals), local authorities, and many other Public Entities. Due to non-disclosure provisions, the Company is unable to disclose any other aspects of the proposed Zanzibar project at this time. PA is the expected primary contractor and Elcom expects to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Preferred Bidder status means that the OGC will negotiate exclusively with PA with respect to a framework agreement targeted to be in place during the second quarter of 2005. However, Preferred Bidder status is at all times contingent on the successful negotiation of the terms of a framework agreement and the status can be withdrawn by the OGC at its absolute discretion. Accordingly, there can be no assurance that these negotiations will be successful, or that a framework agreement will be consummated. Assuming negotiations are concluded satisfactorily with the OGC, Elcom must demonstrate its financial capability to PA via the raising of long term funding of approximately £3.0 million, at which time the Company expects to execute a back-to-back contract with PA for the OGC Zanzibar project directly prior to the framework agreement being signed.

          The Company’s customer base has remained generally stable during 2004. In early 2005, one client, Global Procurement Group, citing the Company’s weak financial condition, elected to cancel its pending contract with the Company before any revenue had been earned/recognized or any work had been performed on the arrangement. In addition, the Company has been notified that one U.S. customer did not renew its contract in the first quarter of 2005, and one eProcurement Scotland program client will not renew its contract in the third quarter of 2005, which will reduce the Company’s revenues by a total of approximately $110,000 on an annual basis.

          In the U.S. the OUSD “eMarketplace” agreement is an important development for the Company. Under this arrangement the Company maintains a PECOS eMarketplace for the client and earns fees from each supplier to OUSD based on the purchases that are processed through the eMarketplace. The arrangement is scaleable within the Company’s existing structure, and holds the potential for significant growth. The Company is attempting to duplicate this arrangement with other entities.

          After completion of the April 2004 sale of Regulation S Shares, the Company anticipated more robust demand for its software solutions than materialized. The Company had anticipated an increase in revenues and a shortening of the municipal market sales cycle, via the representation of Elcom’s products by a major U.K. consulting firm, which revenue increase did not occur. Therefore, the Company experienced a revenue shortfall and required additional financing in the first quarter of 2005 in order to continue to operate its business. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended, now in conjunction with the advance payments by certain clients, to provide the Company with funds necessary to operate during the period leading up to the Zanzibar contract being awarded and the proposed offering of Common Stock in the U.K. Through May 2, 2005, the Company has received a total of $200,000 from such bridge loans; however, the Company expects it will require additional funds in June of 2005 to operate until the proposed offering of Common Stock in the U.K. which is expected to be consummated in July of 2005. The Company intends to seek additional capital via the issuance and sale of common shares to investors on the AIM Exchange in July of 2005, which, if consummated, is expected to result in substantial dilution to its stockholders. Failure to consummate such financing or other near-term financing or additional customer advances would likely force the Company to curtail operations and/or seek protection under bankruptcy laws. The Company is currently in discussions with multiple parties regarding the raising of additional capital, including the possible AIM Exchange offering, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” and “Risk Factors Relating to Liquidity”.

Recent Sale of Regulation S Shares

     On April 16, 2004, the Company completed the sale of 29,777,573 Regulation S Shares to investors in the U.K., and listed the Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.6 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.2 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares were used to support the Company’s working capital requirements. See Note (3) — Stockholders’ Equity, to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions (See Note (2) — Critical Accounting Policies, to the March 31, 2005 Consolidated Financial Statements).

Off-Balance Sheet Financings

     The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in its consolidated financial statements, nor does it have any interests in or relationships with any special purpose entities.

Results of Operations

Quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

     Net Revenues. Net revenues for the quarter ended March 31, 2005 decreased to $613,000, from $1,709,000 in the same period of 2004, a decrease of $1,096,000. License and associated fees decreased primarily due to recording the fourth and final lump sum license payment from Capgemini of $1,142,000 in the first quarter of 2004, which was earned upon signing the thirteenth customer of the eProcurement Scotland program (this license fee is non-recurring). License and associated fees include license fees, hosting fees, supplier fees, usage fees and maintenance fees. Professional services fees decreased by $33,000, to $118,000 in 2005 from $151,000 in 2004, reflecting less actual implementations and other professional services activities than were recorded in the first quarter of 2004.

     Gross Profit. Gross profit for the quarter ended March 31, 2005 decreased to $497,000 from $1,603,000 in the comparable 2004 quarterly period, a decrease of $1,106,000. This decrease is a result of the much higher level of one-time license and associated fees revenue recorded in the first quarter of 2004 as described above, versus revenues recorded in the first quarter of 2005.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2005 were $1,452,000 compared to $1,632,000 in the 2004 quarter, a decrease of $180,000 or 11%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In general, these reductions have remained in place throughout 2004 and into 2005. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K., although the Company’s headcount (full and part-time) has only increased by two, from 36 at March 31, 2004 to 38 at March 31, 2005. Nonetheless, due to a change in the mix of personnel, as well as the increase in the first quarter of 2005 in Research and Development Expense (which is generally comprised of personnel costs) over the 2004 quarter, the personnel expenses in SG&A decreased approximately $200,000 from the March 2004 quarter to the March 2005 quarter. Travel expenses increased approximately $50,000 from the first quarter of 2004 compared to the same period in 2005, reflecting the increased level of travel required in connection with ongoing negotiations associated with the Zanzibar contract in the U.K., as well as discussions associated with raising capital. The first quarter of 2005 also reflects an increase in certain facility-related and other administrative expenses, reflecting the impact of inflation, however these increases were mostly offset by a reduction in depreciation and amortization expense, as various Company assets have been fully depreciated/amortized.

     Research and Development Expense. Research and development expense for the quarters ended March 31, 2005 and 2004 were $120,000 and $41,000, respectively. The increase in expense in the first quarter of 2005 compared to the first quarter of 2004 was due primarily to ongoing work, begun in the latter half of 2004, associated with various enhancements to improve the data interchange, user definable fields and reporting system capabilities of the Company’s PECOS technology.

     Operating Loss. The Company reported an operating loss of $1,075,000 for the quarter ended March 31, 2005 compared to a loss of $70,000 reported in the comparable quarter of 2004, an increase of $1,005,000 in the loss reported. This increased operating loss in the first quarter of 2005 compared to the same period in 2004 was primarily due to the 2004 one-time increase in license and associated fees revenue as discussed above.

     Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the quarter ended March 31, 2005 was an expense of $1,000 versus an expense of $34,000 in the comparable 2004 quarter. The 2004 expense primarily related to a translation loss related to the loan from Capgemini.

     Interest Expense. Interest expense for the quarter ended March 31, 2005 was $60,000 compared to $69,000 in the same period in 2004. The 2005 quarterly expense primarily reflects interest on the Company’s Convertible Debentures, and amortization of the related conversion discount, while the 2004 quarterly expense reflects interest on the Company’s Convertible Debentures, amortization of the related conversion discount, and interest related to the Capgemini loan.

     Net Loss. The Company’s net loss for the quarter ended March 31, 2005 was $1,136,000, an increase in the loss of $963,000 from the comparable quarterly loss in 2004 of $173,000, as a result of the factors discussed above.

Liquidity and Capital Resources

     Net cash used in operating activities from continuing operations for the three-month period ended March 31, 2005 was $504,000, resulting primarily from the net loss generated from continuing operations of $1,136,000, together with an increase in accounts receivable and prepaid expenses, which uses were partly offset by an increase in accounts payable and accrued liabilities of $635,000 and depreciation expense of $136,000. In general, the increase in accounts payable and accrued liabilities reflects the Company’s currently weak balance sheet and liquidity.

     Net cash provided from continuing operations totaled $619,000 in the first quarter of 2004, primarily due to the lower level of net loss incurred in 2004, combined with an $879,000 reduction in accounts receivable. The remaining uses of funds related to changes in current assets and liabilities were generally offset by non-cash charges in the first quarter of 2004.

     In the U.K., the Company has a small overdraft facility with its bank, which allows for short-term overdrafts. The largest overdraft in the first quarter of 2005 was approximately $10,000. The facility is an informal arrangement, secured by a pledge of U.K. assets.

     The Company’s principal commitment consists of a lease on its headquarters facility.

     On April 16, 2004, the Company completed the sale of 29,777,573 Regulation S Shares to investors in the U.K., and listed the Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares were used to support the Company’s working capital requirements.

Risk Factors Relating to Liquidity

     The Company’s consolidated financial statements as of December 31, 2004 and March 31, 2005 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2005. The Company’s independent accountants, Vitale, Caturano & Company, LTD., have issued a report on the Company’s consolidated financial statements as of December 31, 2004, dated February 9, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and substantial doubt in its ability to continue as a going concern, without additional capital becoming available. The Company’s ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies, attract new sources of capital, issue debt, and/or issue and sell shares on the AIM Exchange. The Company intends to seek additional capital via the issuance and sale of common shares to investors on the AIM exchange, which, if consummated, is expected to result in substantial dilution to its stockholders. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” There can be no assurance that the proposed offering of Common Stock will be consummated. Elcom’s Chairman and CEO and Vice Chairman and Director, have provided bridge loans to the Company of the funds necessary to operate during the first quarter of 2005. Failure to consummate such financing or other near-term financing or additional customer advances would likely force the Company to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     At March 31, 2005, the Company’s principal sources of liquidity were cash and cash equivalents of $67,000 and accounts receivable, net of $435,000, which, along with anticipated operating receipts (including advance payments by certain customers), the Company expects will allow it to operate into June of 2005. The Company required additional financing in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended, now in conjunction with the advance payments by certain clients, to provide the Company with funds necessary to operate during the period leading up to the Zanzibar contract being awarded to PA and the Company being retained as a subcontractor thereto, and the proposed offering of Common Stock in the U.K. Through May 2, 2005, the Company has received a total of $200,000 from such bridge loans; however, the Company expects it will require additional funds in June of 2005 to operate until the proposed offering of Common Stock in the U.K. which is expected to be consummated in July of 2005. The Company intends to seek additional capital via the issuance and sale of common shares to investors on the AIM Exchange in July of 2005, which, if consummated, is expected to result in substantial dilution to its stockholders. Failure to consummate such financing or other near-term financing or additional customer advances would likely force the Company to curtail operations and/or seek protection under bankruptcy laws. The Company is currently in discussions with multiple parties regarding the raising of additional capital, including the possible AIM Exchange offering, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations.

Factors Affecting Future Performance

     A significant portion of the Company’s revenues are from license fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company’s ePurchasing solution by the entities within the Scottish Executive, renewal by the entities within the Scottish Executive of their rights to use the ePurchasing solution, the procurement of additional services from the Company by Public Entities within the Scottish Executive, Capgemini’s relationship with the Scottish Executive, and their compliance with the terms and conditions of their agreement with the Scottish Executive and the ability of the Company to perform under its agreement with Capgemini.

     If further business fails to develop under the Capgemini agreement, or if the Company is unable to perform under this agreement, it would have a material adverse affect on the Company’s future financial results.

Outlook

     As evidenced by the continued reduction in SG&A expenditures in 2005, the Company’s implementation of cost containment programs has significantly reduced its expenses and cash requirements from previous levels. Although the Company has been able to reduce its operating expenses, the Company expects that its operating loss operations will continue throughout 2005. The Company also anticipates cash requirements to build the computer and software infrastructure to support the Zanzibar project. Improvements in revenues and operating results in future periods will not occur without the Company being able to raise additional working capital in the near future. See “Risk Factors Relating to Liquidity” above and “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” below.

     The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.

     The Company’s investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. To date, such fluctuations have amounted to an accumulated cost of $798,000. This amount could become more material in the future due to an anticipated increase in revenues generated in the U.K. and associated expenses.

Intention to Issue and Sell Common Stock under Regulation S in the U.K.

     In July of 2005, the Company intends to agree to issue and sell additional shares of Common Stock to investors in the U.K., which will be listed on the AIM Exchange. As was the case in 2004, the shares are anticipated to be issued in reliance on the exemption from registration under Regulation S promulgated under the Act for offshore private or public placements, and would therefore be subject to the same restrictions as the Regulation S Shares sold in 2004. The Company intends to raise up to £3 million in this contemplated offering, however, the offering is dependent upon, among other factors, the successful negotiation and consummation of the Zanzibar project contracts and the authorization of additional shares of Common Stock by the Company’s stockholders at its June 2005 Annual Meeting. Accordingly, there can be no assurance that the sale of any Common Stock in the U.K. will be consummated, or if consummated, what the offering price would be. If the offering is consummated it is anticipated that the dilution to existing stockholders will be substantial. In the event Common Stock is not sold, the Company would be forced to seek other alternative financing. There can no assurance that any such financing could be realized by the Company, and if at all, and on what terms. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and Vice Chairman and Director. The bridge loans are intended to provide the Company with the necessary funds during the period leading up to the proposed AIM Exchange offering. Through May 2, 2005, the Company has received a total of $200,000 from such bridge loans; however, the Company expects it will require additional funds in June of 2005 to operate until the proposed offering of Common Stock in the U.K. which is expected to be consummated in July of 2005. If the Company is unable to obtain any additional financing or receive additional loaned monies or additional customer advance payments to provide sufficient working capital to operate, the Company would be forced to curtail operations and/or seek protection under bankruptcy laws.

     If completed, the contemplated offering of Common Stock in the U.K. will substantially dilute existing stockholders of the Company. The funds derived from any such proposed sale of Common Stock would be used to support the Company’s working capital requirements until the Company anticipates achieving positive cash flow, which management expects to occur in 2006. See “Risk Factors Relating to Liquidity.” The foregoing does not constitute an offer to sell or the solicitation of an offer to buy shares of the Company’s Common Stock.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) availability and terms of appropriate working capital and/or other financing to keep the Company operating, particularly in light of the audit opinion from the Company’s independent accountants in the Company’s Annual Report on Form 10-KSB, as amended; (ii) the Company’s necessity to obtain additional financing or customer advance payments and raise additional capital to continue as a going concern past June 2005, particularly in light of the Company’s $67,000 balance of cash and cash equivalents at March 31, 2005 and its history of ongoing operating losses; (iii) the overall marketplace and client’s acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth; (iv) the consequent results of operations given the aforementioned factors; (v) the awarding of the Zanzibar contract and/or the timing thereof; and (vi) the necessity of the Company to raise additional working capital or obtain additional customer advance payments to fund operations during June 2005 and the availability of any such funding to the Company and other risks detailed from time to time in this Quarterly Report on Form 10-QSB and in its other SEC reports and statements, including particularly the Company’s “Risk Factors” contained in the prospectus included as part of the Company’s Registration Statement on Form S-3 filed on June 21, 2002. In the event the Company is unable to raise additional working capital from investors, additional software implementations, professional services fees, and monthly license and other fees, or by the sale of assets or by other means, including the possible sale of Common Stock, the Company would be forced to curtail or cease operations and/or seek protection under U.S. bankruptcy laws. The Company assumes no obligation to update any of the information contained or referenced in this Form 10-QSB filing.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in Internal Controls

     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits

(a) Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc. (Registrant)

Date: May 6, 2005	By:	/s/Robert J. Crowell

Robert J. Crowell
Chairman and CEO

Date: May 6, 2005	By:	/s/ Laurence F. Mulhern

Laurence F. Mulhern
Chief Financial Officer