Form 10QSB
period 2005-06-30
ELCOM INTERNATIONAL INC
filed 2005-08-01
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
The registrant had approximately 61,282,000 shares of common stock, $.01 par value, outstanding as of July 27, 2005.
Transitional Small Business Disclosure Format Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$255	$390

Accounts receivable:
Trade	156	354
Other	8	—

	164	354
Less-Allowance for doubtful accounts	40	47

Accounts receivable, net	124	307

Prepaid expenses and other current assets	159	53

Total current assets	538	750

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	20,633	20,639
Furniture, equipment and leasehold improvements	3,088	3,088

	23,721	23,727
Less — Accumulated depreciation and amortization	22,895	22,708

	826	1,019

OTHER ASSETS	26	10
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	48	48

	$1,438	$1,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$31	$30
Loans payable	200	—
Accounts payable	619	468
Deferred revenue	703	510
Accrued expenses and other current liabilities	3,569	2,421
Current liabilities of discontinued operations	311	303

Total current liabilities	5,433	3,732

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	11	27
OTHER LONG TERM LIABILITY	486	546
CONVERTIBLE DEBENTURES, NET OF DISCOUNT	417	362

Total liabilities	6,347	4,667

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding – none	—	—
Common stock, $.01 par value; Authorized – 500,000,000 and 200,000,000 shares — Issued — 61,812,569 shares	618	618
Additional paid-in capital	118,703	118,703
Accumulated deficit	(118,737)	(116,643)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(781)	(806)

Total stockholders’ deficit	(4,909)	(2,840)

	$1,438	$1,827

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Revenues
License and associated fees	$484	$386	$979	$1,944
Professional services	280	212	398	363

Total net revenues	764	598	1,377	2,307

Cost of revenues	112	72	228	137

Gross profit	652	526	1,149	2,170

Operating Expenses:
Selling, general and administrative	1,316	1,465	2,768	3,138
Research and development	221	81	341	122

Total operating expenses	1,537	1,546	3,109	3,260

Operating loss	(885)	(1,020)	(1,960)	(1,090)

Interest and other income (expense), net	1	9	—	(25)
Interest expense	(74)	(61)	(134)	(130)

Net loss before taxes	(958)	(1,072)	(2,094)	(1,245)

Income taxes	—	—	—	—

Net loss	(958)	(1,072)	(2,094)	(1,245)

Foreign currency translation adjustment, net of tax	17	5	25	5

Comprehensive loss	$(941)	$(1,067)	$(2,069)	$(1,240)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of basic and diluted shares outstanding	61,282	56,352	61,282	43,631

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(2,094)	$(1,245)
Adjustments to reconcile net loss to net cash (used in) operating activities -
Depreciation and amortization	253	408
Compensation paid in common stock	—	115
Deferred rent expense	197	29
Provisions for doubtful accounts receivable	1	6
Changes in current assets and liabilities:
Accounts receivable, net	182	744
Prepaid expenses and other current assets	(106)	(132)
Accounts payable	151	(355)
Deferred revenue	193	(341)
Accrued expenses and other current liabilities	951	146

Net cash used in operating activities from continuing operations	(272)	(625)
Net cash provided by (used in) discontinued operations	8	(130)

Net cash used in operating activities	(264)	(755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	—	(18)
Change in other assets and other	(21)	5

Net cash used in investing activities	(21)	(13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of loans payable and capital lease obligations	(15)	(1,403)
Proceeds from loans payable	200	290
Proceeds from issuances of common stock, net	—	3,006
Decrease in other long term liability	(60)	—

Net cash provided by financing activities	125	1,893

FOREIGN EXCHANGE EFFECT ON CASH	25	5

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135)	1,130
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	390	515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$255	$1,645

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3	$3

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation
     Consolidation
          The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Elcom”). On December 31, 2001 the Company divested itself of its U.K. information technology products (“IT Products”) business and on March 29, 2002, the Company divested itself of its U.S. IT Products and services business. The results of operations for these businesses have been presented as discontinued operations for all applicable periods presented. At that time the Company transitioned to a pure software solutions operation, with its PECOS eProcurement and eMarketplace system as its primary product.
     Quarterly Presentation
          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.
     Liquidity and Capital Resources
          The Company’s consolidated financial statements as of December 31, 2004 and June 30, 2005 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2005. The Company’s independent accountants, Vitale, Caturano & Company, LTD., have issued a report on the Company’s consolidated financial statements as of December 31, 2004, dated February 9, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in its ability to continue as a going concern without additional capital becoming available. The Company has incurred net losses every year since 1998, has an accumulated deficit of $118,737,000 as of June 30, 2005, and expects to incur a loss in fiscal year 2005. As of June 30, 2005, the Company had $255,000 of cash, which, along with anticipated operating receipts (including advance payments by certain customers), and a loan from a non-U.S. investor, the Company expects will allow it to operate into August of 2005. The Company required additional financing in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO, the Vice Chairman and Director, and in early July, a non-U.S. investor (see Note 6). The bridge loans are intended, in conjunction with the advance payments by certain clients, to provide the Company with funds necessary to operate during the period of final negotiation, documentation and execution of agreements providing for the creation and deployment of an eMarketplace for public sector organizations in the U.K., and a proposed offering of common stock in the U.K., each of which is dependent on the other. Through July 27, 2005, the Company has received a total of approximately $380,000 from such bridge loans; however, the Company expects it will require additional funds in August of 2005 to operate until the proposed offering of common stock in the U.K., which is expected to be consummated in August of 2005. The Company intends to seek additional capital via the issuance and sale of common shares, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), to non-U.S. investors, and list any such shares on the Alternative Investment Market of the London Stock Exchange (the “AIM Exchange”) in August of 2005, which, if consummated, is expected to result in substantial dilution to its stockholders. The Company expects to raise approximately £3 million (approximately $5.4 million) at a substantial discount to current market price. The offering amount may increase, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms or amount thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in August 2005. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.
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

Had compensation expense for awards under the Company’ s Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net Loss, as reported	$(958)	$(1,072)	$(2,094)	$(1,245)
Less: Compensation expense for option awards determined under fair value based method	(80)	(178)	(175)	(592)

Pro forma net loss	$(1,038)	$(1,250)	$(2,269)	$(1,837)

Net loss per share:
As reported — basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Pro forma — basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

In implementing SFAS 123R the Company will apply the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:

—	All new awards issued after the effective date;

—	All modifications, repurchased or cancellations of existing awards after the effective date; and

—	Unvested awards at the effective date.

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

3. Common Stock
     Authorized Shares of Common Stock
          At the Company’s June 29, 2005 Annual Meeting of Stockholders, the Company’s stockholders approved and adopted an amendment to the Company’s Second Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock from 200,000,000 shares to 500,000,000 shares.
     Stock Based Compensation
          As of March 31, 2004 the Company issued 150,000 shares of common stock to Robert J. Crowell, Chairman and CEO, in lieu of options to be granted and recorded compensation expense of $31,000. On the same date the Company issued 400,000 shares of common stock to an individual in the U.K. for consulting services, and recorded consulting expense of $84,000. The amounts expensed are based on the March 31, 2004 closing sale price of the Company’s common stock on the Over The Counter Bulletin Board of $0.21 per share.
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
          Based on the average market price of the Company’s common stock in the three-month period ended June 30, 2005, a net total of 116,000 shares covered by options would have been dilutive, and 15,162,000 shares covered by options and warrants with per share exercise prices ranging from $0.095 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the six-month period ended June 30, 2005, a net total of 784,000 shares covered by options would have been dilutive, and 14,048,000 shares covered by options and warrants with per share exercise prices ranging from $0.14 to $22.50 would have been anti-dilutive.
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
     The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended June 30, 2005 and 2004, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues from continuing operations:
U.S.	$215	$155	$400	$372
U.K.	549	443	977	1,935

	$764	$598	$1,377	$2,307

Operating income (loss) from continuing operations:
U.S.	$(1,079)	$(1,023)	$(2,227)	$(2,385)
U.K.	194	3	267	1,295

Operating loss from continuing operations	$(885)	$(1,020)	$(1,960)	$(1,090)

	June 30,	December 31,
	2005	2004
Identifiable assets of continuing operations:
U.S.	$1,112	$1,517
U.K.	278	262

	$1,390	$1,779

Identifiable assets of discontinued operations:	48	48

	$1,438	$1,827

6. Loans Payable
          During the first quarter of 2005, the Company received bridge loan funds, pursuant to promissory notes, each in the amount of $100,000 (the “2005 Notes”), from each of Robert J. Crowell, Chairman and CEO and William W. Smith, the Vice Chairman and Director (each a “Holder” and, together, the “Holders”), for a total of $200,000. The Holders’ advances were made to provide funds for the Company to operate until the Company’s possible 2005 AIM Exchange offering. Interest upon the outstanding principal amount of the 2005 Notes is payable in cash quarterly in arrears, at a rate of 12% per annum. The Company may not prepay any portion of the outstanding principal amount under the 2005 Notes or any interest accrued on the principal amount which is unpaid; however, the 2005 Notes provide the Holders with a put option, pursuant to which the Holders may put their respective 2005 Notes to the Company for payment at any time. If a Holder exercises the put option, the Company is required to forthwith pay in cash (a) the aggregate outstanding principal advanced under such note, (b) 12% interest accrued on such aggregate outstanding principal amount through the date of the exercise of the put option, less amounts previously paid and (c) a put premium equal to 7.5% per annum of the aggregate outstanding principal amount of his 2005 Note, for the period the aggregate principal amount thereunder was outstanding. It is anticipated that in conjunction with the possible 2005 AIM Exchange offering, the Company and the Holders will amend and restate the 2005 Notes to (i) reduce the interest rate to 8%, (ii) eliminate the put premium, (iii) restrict the repayment of the 2005 Notes, as amended, to a time of positive Company cash flow, (iv) mandate conversion of the 2005 Notes, as amended, into the Company’s common stock to be issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act, in conjunction with the closing of the possible 2005 AIM Exchange offering, and (v) provide the Holders certain “piggy-back” registration rights. Any such conversion of the 2005 Notes to shares of common stock (the “Restricted Shares”), will be based upon a weighted average of the possible 2005 AIM Exchange offering and a fifty (50) day average of the closing trade price of the Company’s 2004 Regulation S Shares (see Note 7).

          As, stated above, the Restricted Shares would be issued under an exemption provided by Regulation D of the Securities Act. As such, the Restricted Shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements, such as pursuant to Rule 144 under the Securities Act.
          In early July, 2005 the Company received a loan from a non-U.S. investor of £100,000 (approximately $180,000), bearing interest at a rate of 8%. This loan and the interest accrued thereon is expected to be converted into shares of the Company’s common stock as part of the possible 2005 AIM Exchange offering.
          During the first quarter of 2004, the Company received bridge loan funds, pursuant to promissory notes issued to each of Robert J. Crowell, Chairman and CEO and William W. Smith, Vice Chairman and Director, totaling $200,000. These advances were made to provide funds for the Company to operate until the Company’s sale of common stock in April 2004, as discussed in Note 7, below. Additional advances totaling $60,000 were made in April 2004. The advances bore interest at 10% and were repaid in April 2004 from the proceeds of the sale of common stock (see Note 7).
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
7. Sale of Common Stock
          On April 16, 2004, the Company closed on the offer and sale, pursuant to Regulation S of the Securities Act, of 29,777,573 shares of its common stock to investors in the U.K. (the “2004 Placement”), and listed such shares on the AIM Exchange. The Company raised a total of approximately $3.7 million in the 2004 Placement, with net proceeds to the Company of approximately $3.0 million. The shares issued in the 2004 Placement were sold at a price equal to the conversion rate of the Company’s previous placements of convertible debentures of $0.1246 per share. The funds derived from the 2004 Placement were used to support the Company’s working capital requirements.
          The shares of common stock issued in the 2004 Placement were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Act, for offers and sales of securities to non-U.S. persons outside the United States. Under Regulation S, the holders of the shares of common stock issued in the 2004 Placement were prohibited from selling their respective shares in the United States, to a “U.S. person” (as defined in the Securities Act) or for the benefit or account of a U.S. person, for a one-year period which ended on April 15, 2005. During this one-year period, the holders of the common stock issued in the 2004 Placement were otherwise able to trade their respective shares in the U. K. and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which such shares may have been traded. On April 15, 2005, the shares of common stock issued in the 2004 Placement became, and currently still are, “restricted securities,” as the term is defined under Rule 144 of the Securities Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The shares of common stock issued in the 2004 Placement trade on the AIM Exchange and will not commingle with the Company’s stock traded on the Over the Counter Bulletin Board until and unless the Company registers such shares with the Securities and Exchange Commission (the “Commission”), or an exemption from registration exists with respect to such shares, such as a sale in accordance with Rule 144 of the Securities Act. The shares of common stock issued in the 2004 Placement have not been registered under the Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements. If any shares issued in the 2004 Placement are sold in accordance with Rule 144, the shares sold may be re-issued as unrestricted securities, freely tradable with the Company’s registered shares of common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Introduction
          This introduction is intended to provide context and better understanding of Management’s Discussion and Analysis or Plan of Operation (“MD&A”) which follows. Under the Interpretive Release promulgated on December 23, 2003 by the SEC, Elcom intends to endeavor, as much as possible, to explain to its stockholders its comparative financial data contained in the MD&A section in such a way as to make the information more understandable to the reader. The Company intends to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of the Company’s financial comparisons.
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
          The Company then transitioned to a pure software solutions operation, with its PECOS eProcurement and eMarketplace system as its primary product. From the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions, associated professional services and monthly license, hosting and maintenance fees. Since its inception in 1992, the Company has developed its PECOS™ system, which automates many supply chain and financial settlement functions associated with procurement. The Company also offers a dynamic trading system licensed from a third party, which includes request for proposal, reverse auctioning and other features. During 2004, the Company licensed a catalog content management system from a third party, which is offered as an optional module to clients.
          Subsequent to the September 11, 2001 terrorist attacks, the overall U.S. economy slowed substantially and the Company’s business became generally static in the U.S. The Company implemented multiple redundancies in its U.K. and U.S. software solutions businesses during 2002 and 2003. During 2004, the Company recorded the lowest expenses of any year in the last five years, and its 2005 expenses remain generally at this level The Company did not consummate any new customer agreements in the U.S. during 2004 or 2003. . The Company’s Management believes that generating new clients has been difficult, in large part, due to the Company’s weak financial position. Except for a period of time after the Company’s April 2004 sale of the 2004 Regulation S Shares, the Company has been operating under severe cash constraints for several years, and during this time has benefited from voluntary cash salary suspensions and/or reductions from many employees, and in early 2005, a temporary reduction of virtually all U.S.-based personnel’s’ salary by 50% for a period of six weeks commencing on March 1, 2005. This reduction in salaries did not impact the 2005 consolidated statements of operations, as the Company will repay these amounts (plus 10%) in the third quarter of 2005. In the first quarter of 2005, the Company executed an “eMarketplace” agreement with the Oakland (CA) Unified School District, which is further discussed below.
          In the U.K., the Company’s contract with Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc), associated with the Scottish Executive’s eProcurement Scotland program, began to experience an increase in business activity towards the end of the third quarter of 2003. This increase in activity, which accelerated during the fourth quarter of 2003 and continued into 2004, slowed in the summer months of 2004, but increased again in late 2004, into early 2005, but has since slowed again. Certain of the increased activity was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with a group of NHSS hospital trusts which began implementations in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organization, four (4) of which were in the eProcurement Scotland program at the end of 2003. Seven (7) additional NHSS hospital trusts signed onto the eProcurement Scotland program during 2004. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to experience additional activity in other agencies/councils/NHSS trusts (“Public Entities”) in Scotland. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program. The Company earns implementation fees and monthly hosting and maintenance fees for each Public Entity that joins the eProcurement Scotland program. The Company is currently in discussions with one (1) Public Entity, concerning the eProcurement Scotland program. The eProcurement Scotland program currently has twenty-one (21) Public Entities in the program (ten (10) of which signed on in 2004, and one (1) signed in April 2005). As of June 30, 2005, twenty (20) of the twenty (21) Public Entities are live with the remaining customer in the midst of the implementation process, and expected to go live in the third quarter of 2005. One (1) Public Entity went live in the first quarter of 2005 and two (2) Public Entities went live in the second quarter of 2005.
          In addition, the Company is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded the contract, subject to the completion of a Framework Agreement between PA Shared Services Ltd. (“PASSL”), a wholly owned subsidiary of PA, and a government agency, for the creation and deployment of an eMarketplace for U.K. public sector organizations (the “U.K. eMarketplace”). The U.K. eMarketplace is expected to be available to over one thousand Public Entities in the U.K., including NHS Trusts (hospitals), local authorities, and many other Public Entities. Due to non-disclosure provisions, the Company is unable to disclose any other aspects of the proposed U.K. eMarketplace project at this time. PA is the expected primary contractor and Elcom expects to provide the eProcurement and eMarketplace components of the U.K. eMarketplace system. Contract Award status is at all times contingent on the successful negotiation of the terms of a framework agreement between PASSL and the government agency and a Sub-Framework Agreement between the Company and PASSL. Any party may withdraw from the negotiations at their sole discretion. Accordingly, there can be no assurance that these negotiations will be successful, or that final agreements will be consummated. Assuming negotiation of the Framework and Sub-Framework Agreements are concluded satisfactorily, Elcom must demonstrate its financial capability to PASSL via the raising of long term funding of approximately £3.0 million (approximately $5.4 million), prior to executing a Sub-Framework Agreement with PASSL.
          The Company’s customer base has remained generally stable during 2004. In early 2005, one client, Global Procurement Group, citing the Company’s weak financial condition, elected to cancel its pending contract with the Company before any revenue had been earned/recognized or any work had been performed on the arrangement. In addition, the Company was notified by one U.S. customer that it would not renew its contract in the first quarter of 2005, which will reduce the Company’s recurring revenues by a total of approximately $80,000 on an annual basis. One eProcurement Scotland program client that had initially notified the Company it would not renew its contract in the third quarter of 2005, has since retracted that notice and is now planning to renew its contract.
          In the U.S. the Oakland (CA) Unified School District (“OUSD”) “eMarketplace” agreement is an important development for the Company. Under this arrangement the Company maintains a PECOS eMarketplace for the client and earns agent or affiliate fees from each supplier to OUSD based on the purchases that are processed through the eMarketplace. The arrangement is scaleable within the Company’s existing structure, and holds the potential for significant growth. The Company is attempting to duplicate this arrangement with other entities.
Recent Sale of Regulation S Shares
          On April 16, 2004, the Company completed the sale of 29,777,573 2004 Regulation S Shares to investors in the U.K., and listed the 2004 Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.6 million via this issuance and sale of 2004 Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.2 million. The 2004 Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the 2004 Regulation S Shares were used to support the Company’s working capital requirements. See Note (7) — Sale of Common Stock, to the June 30, 2005 Consolidated Financial Statements for additional information.
Critical Accounting Policies and Estimates
          The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions (See Note (2) — Critical Accounting Policies, to the June 30, 2005 Consolidated Financial Statements).

Off-Balance Sheet Financings
          The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in its consolidated financial statements, nor does it have any interests in or relationships with any special purpose entities.
Results of Operations
Quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.
          Net Revenues. Net revenues for the quarter ended June 30, 2005 increased to $764,000 from $598,000 in the same period of 2004, an increase of $166,000, or 28%. Professional services revenue increased primarily due an increase in customer specific software modifications (non-recurring) in the U.S. and U.K., and is net of a decrease in implementation activities in the U.K. related to the Scottish Executive’s eProcurement Scotland program. Licenses and associated fees increased primarily as a result of the Company’s larger customer base in the 2005 quarter, versus the 2004 period. License and associated fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services revenue includes implementation fees, integration fees and other professional services.
          Gross Profit. Gross profit for the quarter ended June 30, 2005 increased 24% to $652,000 from $526,000 in the comparable 2004 quarterly period, reflecting the increased revenues recorded in the second quarter of 2005.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the quarter ended June 30, 2005 were $1,316,000 compared to $1,465,000 in the 2004 quarter, a decrease of $149,000 or 10%. Throughout 2003, the Company implemented cost containment measures designed to better align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In general, these reductions have remained in place throughout 2004 and to-date in 2005. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K., although the Company’s headcount (full and part-time) has decreased by one, from 38 at March 31, 2004 to 37 at June 30, 2005. Moreover, due to a change in the mix of personnel, as well as the $140,000 increase in the second quarter of 2005 in research and development expense and the $40,000 increase in cost of revenues (both of which are generally comprised of personnel costs) over the 2004 quarter, the personnel expenses in SG&A decreased approximately $220,000 from the June 2004 quarter to the June 2005 quarter. S,G&A in the second quarter of 2005 also reflects increases in certain facility related costs, reflecting the impact of inflation, and a net reduction in legal, public company and audit expenses, as well as a reduction in depreciation and amortization expense of $71,000, as various Company assets have been fully depreciated/amortized. However, most of the reductions accomplished in 2005 are offset, on a comparative basis, by one-time credits received from two service providers in the 2004 quarter totaling $196,000 that reduced the amount of SG&A reported in the 2004 period.
          Research and Development Expense. Research and development expense for the quarters ended June 30, 2005 and 2004 were $221,000 and $81,000, respectively. The increase in expense in the second quarter of 2005 compared to the second quarter of 2004 was due primarily to ongoing work, begun in the latter half of 2004, associated with various enhancements to improve the data interchange, settlement work flow, user definable fields and reporting system capabilities of the Company’s PECOS technology.
          Operating Loss. The Company reported an operating loss of $885,000 for the quarter ended June 30, 2005 compared to a loss of $1,020,000 reported in the comparable quarter of 2004, a decrease of $ 135,000, or 13% in the reported loss. This smaller operating loss from continuing operations in the second quarter of 2005 compared to the 2004 quarter was primarily due to the increase in net revenues.
          Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the quarter ended June 30, 2005 was income of $1,000 versus income of $9,000 in the comparable 2004 quarter. The income in the 2004 period is primarily related to interest income earned on investment of the proceeds from the sale of common stock that closed in April, 2004.
          Interest Expense. Interest expense for the quarter ended June 30, 2005 was $74,000 compared to $61,000 in the same period in 2004. The 2005 quarterly expense primarily reflects interest on the Company’s Convertible

Debentures and amortization of the related conversion discount, as well as interest on capitalized leases while the 2004 quarterly expense primarily reflects interest on the Company’s Convertible Debentures and amortization of the related conversion discount.
          Net Loss. The Company’s net loss for the quarter ended June 30, 2005 was $958,000, a decrease of 11%, or $114,000 from the comparable quarterly loss recorded in 2004 of $1,072,000, as a result of the factors discussed above.
Six Months ended June 30, 2005 Compared to the Six Months ended June 30, 2004.
          Net Revenues. Net revenues for the six months ended June 30, 2005 decreased to $1,377,000 from $2,307,000 in the same period of 2004, a decrease of $930,000. Licenses and associated fees decreased primarily due to recording the fourth and final lump sum license payment from Capgemini of $1,142,000 which was earned upon signing the thirteenth customer of the eProcurement Scotland program in the first quarter of 2004 (this license fee is non-recurring). License and associated fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services fees increased by $35,000, from $363,000 in 2004 to $398,000 in 2005, reflecting more professional services activities than were recorded in the first six months of 2004. Professional services revenue includes implementation fees, integration fees and other professional services.
          Gross Profit. Gross profit for the six months ended June 30, 2005 decreased to $1,149,000 from $2,170,000 in the comparable 2004 six month period, a decrease of $1,021,000. This decrease is a result of the much higher level of one-time license and associated fees revenue recorded in the first six months of 2004 versus revenues recorded in the first six months of 2005.
          Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2005 was $2,768,000 compared to $3,138,000 in the first half of 2004, a decrease of $370,000 or 12%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to better align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In general, these reductions have remained in place throughout 2004 and to-date in 2005. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. Overall, the Company’s headcount has remained relatively stable between 2004 and 2005, however, due to a change in the mix of personnel, as well as the $219,000 increase in research and development expense and the $91,000 increase in cost of revenues (both of which are generally comprised of personnel costs) in the first half of 2005 over the first half of 2004, the personnel expenses in SG&A decreased approximately $449,000 from the first half of 2004 compared to the same period of 2005. SG&A in the first half of 2005 also reflects a $155,000 reduction in depreciation and amortization expense versus the first half of 2004, as various Company assets have been fully depreciated/amortized. However, most of the reductions accomplished in 2005 are offset by one-time credits received from two service providers in the 2004 period totaling $196,000 that reduced the amount of SG&A reported in the first half of 2004.
          Research and Development Expense. Research and development expense for the six months ended June 30, 2005 and 2004 were $341,000 and $122,000, respectively. The increase in expense in the first half of 2005 compared to the first half of 2004 was due primarily to ongoing work, begun in the latter half of 2004, associated with various enhancements to improve the data interchange, settlement work flow, user definable fields and reporting system capabilities of the Company’s PECOS technology.
          Operating Loss. The Company reported an operating loss of $1,960,000 for the six months ended June 30, 2005 compared to a loss of $1,090,000 reported in the comparable six months of 2004, an increase of $870,000 in the reported loss. This larger operating loss from continuing operations in the first six months of 2005 compared to the first half of 2004 was primarily due to the one-time increase in license and associated fees revenue recorded in the first quarter of 2004, as described above.
          Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the six months ended June 30, 2005 was nil versus an expense of $25,000 in the comparable 2004 period. The 2004 expense primarily relates to a translation loss related to a loan from Capgemini.
          Interest Expense. Interest expense for the six months ended June 30, 2005 was $134,000, compared to $130,000 in the first six months of 2004. The 2005 expense reflects interest on the convertible debentures and amortization of the related conversion discount, as well as interest on certain capital leases, while the 2004 expense primarily reflects interest on the Convertible Debentures and amortization of the related conversion discount.
          Net Loss. The Company’s net loss for the six months ended June 30, 2005 was $2,094,000, an increase of $849,000 from the $1,245,000 loss reported in the first half of 2004, as a result of the factors discussed above.
Liquidity and Capital Resources
          Net cash used in operating activities from continuing operations for the six-month period ended June 30, 2005 was $272,000, resulting primarily from the net loss generated from continuing operations of $2,094,000, together with an increase in prepaid expenses, which uses were largely offset by a reduction in accounts receivable and an increase in accounts payable, deferred revenue and accrued liabilities totaling $1,477,000 and depreciation, amortization and non-cash rent expenses of $450,000. In general, the increase in accounts payable and accrued liabilities reflects the Company’s currently weak balance sheet and liquidity, while the increase in deferred revenue reflects certain customer advance payments made to assist the Company’s liquidity.
          Net cash used in continuing operations totaled $625,000 in the first six months of 2004, primarily due to the net loss incurred less depreciation, amortization and certain non-cash rent and compensation expenses. A $744,000 reduction in accounts receivable was largely offset by the combined effect of an increase in prepaid expenses and other current assets and a net decrease in current liabilities.
          At June 30, 2005, the Company’s principal sources of liquidity were cash and cash equivalents of $255,000 and accounts receivable of $124,000.
          In the U.K., the Company has a small overdraft facility with its bank, which allows for short-term overdrafts. The largest overdraft in the first half of 2005 was approximately $18,000, and there was no overdraft as of June 30, 2005. The facility is an informal arrangement, secured by a pledge of U.K. assets.
          The Company’s principal commitment consists of a lease on its headquarters facility.
          On April 16, 2004, the Company completed the sale of 29,777,573 2004 Regulation S Shares to investors in the U.K., and listed the 2004 Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of 2004 Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The 2004 Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the 2004 Regulation S Shares were used to support the Company’s working capital requirements.
Risk Factors Relating to Liquidity
          The Company’s consolidated financial statements as of December 31, 2004 and June 30, 2005 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2005. The Company’s independent accountants, Vitale, Caturano & Company, LTD., have issued a report on the Company’s consolidated financial statements as of December 31, 2004, dated February 9, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and substantial doubt in its ability to continue as a going concern, without additional capital becoming available. Elcom’s Chairman and CEO, the Vice Chairman and Director and a non-U.S. investor, have each provided bridge loans to the Company of the funds necessary to operate into August of 2005. The Company’s ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies, attract new sources of capital, issue debt, and/or issue and sell shares on the AIM Exchange. The Company intends to seek additional capital via the issuance and sale of common shares to non-U.S. investors and list any such shares on the AIM exchange, which, if consummated, is expected to result in substantial dilution to its stockholders. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” There can be no assurance that the proposed offering of common stock will be consummated Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in August 2005. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          At June 30, 2005, the Company’s principal sources of liquidity were cash and cash equivalents of $255,000 and accounts receivable, net of $124,000, which, along with anticipated operating receipts (including advance payments by certain customers), and a loan from a non-U.S. investor, the Company expects will allow it to operate into August of 2005. The Company required additional financing in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and the Vice Chairman and Director, and in early July, from a non-U.S. investor (see Note (6) – Loans Payable, to the June 30, 2005 Consolidated Financial Statements). The bridge loans are intended, in conjunction with the advance payments by certain clients, to provide the Company with funds necessary to operate during the period of final negotiation, documentation and execution of agreements providing for the creation and deployment of an eMarketplace for public sector organizations in the U.K., and a proposed offering of common stock in the U.K., each of which is dependent on the other. Through July 27, 2005, the Company has received a total of approximately $380,000 from such bridge loans; however, the Company expects it will require additional funds in August of 2005 to operate until the proposed offering of common stock in the U.K., which is expected to be consummated in August of 2005. The Company intends to seek additional capital via the issuance and sale of common shares, pursuant to Regulation S of the Securities Act, to investors, on the AIM Exchange in August of 2005, which, if consummated, is expected to result in substantial dilution to its stockholders. The Company expects to raise approximately £3 million (approximately $5.4 million) at a substantial discount to current market price. The offering amount may increase, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in August 2005. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.
Factors Affecting Future Performance
          A significant portion of the Company’s revenues are from license and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company’s ePurchasing solution by the entities within the Scottish Executive, renewal by the entities within the Scottish Executive of their rights to use the ePurchasing solution, the procurement of additional services from the Company by Public Entities within the Scottish Executive, Capgemini’s relationship with the Scottish Executive, and their compliance with the terms and conditions of their agreement with the Scottish Executive and the ability of the Company to perform under its agreement with Capgemini.
          In addition, assuming successful completion of the underlying Framework and Sub-Framework Agreements between PASSL and the respective parties, the Company intends to commit significant resources to provide the eProcurement and eMarketplace components of the U.K. eMarketplace for public sector organizations in the U.K. under its anticipated Sub-Framework Agreement with PASSL. Future revenue under this possible arrangement is contingent primarily on the timing and rate of adoption by Public Entities of the U.K. eMarketplace, as well as the timing and level of costs incurred to develop the required infrastructure to support the architecture of the U.K. eMarketplace (which is not expected to be completed until late 2005 or the first quarter of 2006), and the ability of the consortium, as a whole, to operate on a profitable basis.
          If further business fails to develop under the Capgemini or OUSD agreements or if the anticipated U.K. eMarketplace arrangements are not finalized, or if the Company is unable to perform under any of these agreements, it would have a material adverse affect on the Company’s future financial results. In addition, failure to consummate the possible AIM Exchange offering or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in August 2005.
Outlook
          As evidenced by the continued net reduction in SG&A expenditures in 2005, the Company’s implementation of cost containment programs has reduced its expenses and cash requirements from previous levels. Although the Company has been able to reduce its operating expenses, the Company expects that its operating loss will continue throughout 2005. The Company also anticipates cash requirements to build the computer and software infrastructure to support the U.K. eMarketplace.

          The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.
          The Company’s investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. To date, such fluctuations have amounted to an accumulated cost of $781,000. This amount could become more material in the future due to an anticipated increase in revenues generated in the U.K. and associated expenses.
Intention to Issue and Sell Common Stock under Regulation S in the U.K.
          In August of 2005, the Company intends to seek additional capital via the issuance and sale of common shares to non-U.S. investors and list any such shares on the AIM exchange, which, if consummated, is expected to result in substantial dilution to its stockholders. As was the case in 2004, the shares are anticipated to be issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore private or public placements, and therefore any shares of common stock issued would be subject to the same restrictions as the 2004 Regulation S Shares. Any such offering is dependent upon, among other factors, final negotiation, documentation and execution of agreements providing for the creation and deployment of the U.K. eMarketplace which, in turn, is dependent on the possible 2005 AIM Exchange offering. The Company expects to raise approximately £3 million (approximately $5.4 million) at a substantial discount to current market price. The offering amount may increase, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. In the event common stock is not sold, the Company would be forced to seek other alternative financing. There can no assurance that any such financing could be realized by the Company, and if at all, and on what terms. The Company required additional financing in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO and the Vice Chairman and Director, and in early July, from a non-U.S. investor (see Note (6) – Loans Payable, to the June 30, 2005 Consolidated Financial Statements). The bridge loans are intended, in conjunction with the advance payments by certain clients, to provide the Company with funds necessary to operate during the period of final negotiation, documentation and execution of agreements providing for the creation and deployment of an eMarketplace for public sector organizations in the U.K., and a proposed offering of common stock in the U.K., each of which is dependent on the other. Through July 27, 2005, the Company has received a total of approximately $380,000 from such bridge loans; however, the Company expects it will require additional funds in August of 2005 to operate until the proposed offering of common stock in the U.K., which is expected to be consummated in August of 2005. . Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in August 2005.
          If completed, the contemplated offering of common stock in the U.K. will substantially dilute existing stockholders of the Company. The funds derived from any such proposed sale of common stock would be used to support the Company’s working capital requirements until the Company anticipates achieving positive cash flow, which management expects to occur in late 2006 or early 2007. See “Risk Factors Relating to Liquidity.” The foregoing does not constitute an offer to sell or the solicitation of an offer to buy shares of the Company’s common stock

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
          Except for the historical information contained herein, the matters discussed in this Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the necessity of the Company to raise additional short-term working capital to fund operations during August 2005 and longer-term strategic funding and the availability of any such funding to the Company, particularly in light of the audit opinion from the Company’s independent accountants in the Company’s 2004 Annual Report on Form 10-KSB, as amended; and the Company’s $255,000 balance of cash and cash equivalents at June 30, 2005 and its history of ongoing operating losses; (ii) the execution of a Sub-Framework Agreement to provide components of the U.K. eMarketplace for U.K. government entities and/or the timing thereof (iii) the overall marketplace and client’s acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses and revenue growth; and (iv) the consequent results of operations given the aforementioned factors; and;(v) other risks detailed from time to time in the Company’s Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and in its other SEC reports and statements. In the event the Company is unable to raise additional short-term working capital from loans or by the sale of assets or by other means, including the possible sale of common stock on the AIM exchange (in London), during August, the Company will be forced to curtail or cease operations and/or seek protection under U.S. bankruptcy laws. The Company assumes no obligation to update any of the information contained or referenced in this 10-QSB filing.
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
          The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
          There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
          The 2005 Annual Meeting of Stockholders of Elcom International, Inc. was held on June 29, 2005 and, of the 61,281,860 shares of common stock outstanding and entitled to vote at the meeting, 37,980,085 shares were represented in person or by proxy. The proposals voted upon at the Annual Meeting, and the results of such voting, are set forth below.
I. Proposal to fix the size of the Board of Directors at seven.

FOR	AGAINST	ABSTAIN
37,636,419	212,708	130,958

II. Election of two Directors, each to serve a three-year term until the Annual Meeting of Stockholders in 2008 and until their respective successor has been duly elected and qualified.

	FOR	WITHHELD
John E. Halnen	37,574,717	405,368

John W. Ortiz	37,670,900	309,185

The term of office of each of the following Directors continued after the 2005 Annual Meeting: Robert J. Crowell, William W. Smith and Richard J. Harries, Jr.
III. Proposal to approve and adopt an amendment to the Company’s Second Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 200,000,000 shares to 500,000,000 shares.

FOR	AGAINST	ABSTAIN
36,400,939	1,501,758	77,388

IV. Proposal to ratify, approve and adopt the 2005 Stock Option Plan of Elcom International, Inc., covering 15,000,000 shares of common stock.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
18,524,387	999,183	30,586	18,425,929

Item 6. Exhibits.
(a) Exhibits:
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc.
(Registrant)

Date: July 29, 2005	By:	/s/Robert J. Crowell

Robert J. Crowell
Chairman and Chief Executive Officer

Date: July 29, 2005	By:	/s/Laurence F. Mulhern

Laurence F. Mulhern
Chief Financial Officer