Form 10QSB
period 2005-09-30
ELCOM INTERNATIONAL INC
filed 2005-11-14
CIK 900096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes    ☑      No    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes    ☐      No    ☑
The registrant had approximately 61,282,000 shares of common stock, $.01 par value, outstanding as of November 9, 2005.
Transitional Small Business Disclosure Format            Yes   ☐      No   ☑

INDEX

	Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) — Three and Nine Month Periods Ended September 30, 2005 and 2004 (unaudited)	3

	Consolidated Statements of Cash Flows — Nine Month Periods Ended September 30, 2005 and 2004 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	20

	Part II - OTHER INFORMATION

Item 6.	Exhibits	20

Signatures		21
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF C.F.O.

PART I – FINANCIAL INFORMATION
ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$390

Accounts receivable:
Trade	234	354
Other	8	—

	242	354
Less-Allowance for doubtful accounts	45	47

Accounts receivable, net	197	307

Prepaid expenses and other current assets	183	53

Total current assets	567	750

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	20,631	20,639
Furniture, equipment and leasehold improvements	3,088	3,088

	23,719	23,727
Less — Accumulated depreciation and amortization	22,961	22,708

	758	1,019

OTHER ASSETS	31	10
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	49	48

	$1,405	$1,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations	$32	$30
Related party loans payable	240	—
Loans payable	696	—
Accounts payable	737	468
Deferred revenue	624	510
Accrued expenses and other current liabilities	3,873	2,421
Current liabilities of discontinued operations	310	303

Total current liabilities	6,512	3,732

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	3	27
OTHER LONG TERM LIABILITY	456	546
CONVERTIBLE DEBENTURES, NET OF DISCOUNT	444	362

Total liabilities	7,415	4,667

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding – none	—	—
Common stock, $.01 par value; Authorized – 500,000,000 and 200,000,000 shares — Issued — 61,812,569 shares	618	618
Additional paid-in capital	118,703	118,703
Accumulated deficit	(119,852)	(116,643)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(767)	(806)

Total stockholders’ deficit	(6,010)	(2,840)

	$1,405	$1,827

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues
License, hosting and other fees	$505	$472	$1,484	$2,416
Professional services	42	195	440	558

Total net revenues	547	667	1,924	2,974

Cost of revenues	111	60	339	197

Gross profit	436	607	1,585	2,777

Operating Expenses:
Selling, general and administrative	1,317	1,564	4,085	4,702
Research and development	169	96	510	218

Total operating expenses	1,486	1,660	4,595	4,920

Operating loss	(1,050)	(1,053)	(3,010)	(2,143)

Interest and other income (expense), net	6	7	6	(18)
Interest expense	(71)	(60)	(205)	(190)

Net loss before income taxes	(1,115)	(1,106)	(3,209)	(2,351)

Income taxes	—	—	—	—

Net loss	(1,115)	(1,106)	(3,209)	(2,351)

Foreign currency translation adjustment, net of tax	14	20	39	25

Comprehensive loss	$(1,101)	$(1,086)	$(3,170)	$(2,326)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of basic and diluted shares outstanding	61,282	61,282	61,282	49,557

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,209)	$(2,351)
Adjustments to reconcile net loss to net cash (used in) operating activities -
Depreciation and amortization	350	588
Compensation paid in common stock	—	115
Deferred rent expense	304	50
Provisions for doubtful accounts receivable	2	8
Changes in current assets and liabilities:
Accounts receivable, net	108	733
Prepaid expenses and other current assets	(130)	(39)
Accounts payable	269	(423)
Deferred revenue	114	(218)
Accrued expenses and other current liabilities	1,148	130

Net cash used in operating activities from continuing operations	(1,044)	(1,407)
Net cash provided by (used in) discontinued operations	6	(151)

Net cash used in operating activities	(1,038)	(1,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(3)	(23)
Change in other assets and other	(20)	5

Net cash used in investing activities	(23)	(18)

CASH FLOWS FROM FINANCING ACTIVITIES:
Reduction of loans payable and capital lease obligations	(22)	(1,143)
Reduction of related party loans payable	—	(260)
Proceeds of related party loans payable	240	260
Proceeds from loans payable	696	30
Proceeds from issuances of common stock, net	—	3,006
Decrease in other long term liability	(90)	—

Net cash provided by financing activities	824	1,893

FOREIGN EXCHANGE EFFECT ON CASH	34	25

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(203)	342
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	390	515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$187	$857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$9	$4

Income taxes paid	$—	$—

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
     Quarterly Presentation
          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform with the current period presentation.
     Liquidity and Capital Resources
          The Company’s consolidated financial statements as of December 31, 2004 and September 30, 2005 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2005. The Company’s independent registered public accountants, Vitale, Caturano & Company, LTD., issued a report on the Company’s consolidated financial statements as of December 31, 2004, dated February 9, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in the Company’s ability to continue as a going concern without additional capital becoming available. The Company has incurred net losses every year since 1998, has an accumulated deficit of $119,852,000 as of September 30, 2005, and expects to incur a loss in fiscal year 2005. As of September 30, 2005, the Company had $187,000 of cash and cash equivalents, which, along with anticipated operating receipts (including advance payments by certain customers), and loans from non-U.S. investor(s), will, the Company expects, allow it to operate into November of 2005. The Company required additional financing beginning in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO, the Vice Chairman and Director, and beginning in early July, from non-U.S. investor(s) (see Note 6). The bridge loans are intended, in conjunction with advance payments by certain clients, to provide the Company with funds necessary to operate during the period of final negotiation, documentation and closing of a proposed offering of common stock in the U.K. Through September 30, 2005, the Company has received a total of $240,000 in bridge loans from its Chairman and CEO and Vice Chairman and Director; and a total of £395,000 (approximately $696,000) from non-U.S. investor(s). After September 30, 2005, through November 9, 2005 the non-U.S. investor(s) have loaned an additional £540,000 (approximately $940,000) to the Company, much of which will be used to address certain specific overdue accounts payable/accruals. Accordingly, unless the closing of the proposed offering of common stock in the U.K. is consummated in November 2005, the Company will require additional funds in November of 2005 to continue operating until such closing is completed. The Company intends to obtain additional working capital via the issuance and sale of common shares, pursuant to Regulation S of the Securities Act of 1933, as amended (the “Securities Act”), to non-U.S. investors, and to list any such shares on the Alternative Investment Market of the London Stock Exchange (the “AIM Exchange”) in November of 2005, which, if consummated as anticipated, is expected to result in substantial dilution to its stockholders. The Company expects to raise approximately £3.0 million (approximately $5.2 million) in this offering at a substantial discount to the current market price of its common stock on the Over The Counter Bulletin Board. If the AIM Exchange offering is completed, it is anticipated that the conversion price of the Company’s convertible debentures will be reduced from $0.1246 per share, to approximately $0.05 per share, in accordance with the anti-dilution provisions of the debentures. The offering amount may increase or decrease, however, there can be no assurance that the AIM Exchange offering or any other financing can be realized by the Company or, if realized, what the terms or amount thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in November 2005. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.
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
          The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:
     (i) Revenue Recognition:
License, hosting and other fees revenues consist principally of ongoing fees for licensing, maintenance, and hosting of the Company’s software. Professional services revenues consist principally of implementation, consulting and training fees for users of the Company’s software solutions.
The Company’s specific policies for recognition of license revenues, hosting revenues, other fees revenues, and professional services revenues are as follows:
License Revenue. The Company recognizes revenue from software licenses upon persuasive evidence of an arrangement, delivery of the software to a customer, determination that collection of a fixed or determinable license fee is considered probable, and determination that no undelivered services are essential to the functionality of the software.
Hosting Revenue. Hosting contracts typically require Elcom to establish a functional instance of its software solution specific to the client before the hosting term begins. Hosting agreements also generally call for the Company to provide technical support and software updates and upgrades to customers during the term of the agreement. The Company recognizes hosting revenues over the hosting term, which is typically one year. If an agreement provides for an additional hosting payment beyond the time-based fee, this payment is typically recognized ratably over the first year of the arrangement, as all hosting agreements are subject to annual renewal by the customer.
Other Fees Revenue. License contracts generally call for the Company to provide technical support and unspecified software updates and upgrades to customers (maintenance) for a specific period which are included in other fees and are recognized ratably over the term of the related contract, when all revenue recognition requirements are met. Usage and volume related fees derived from “eMarketplace” and hosting agreements are recognized as earned and are also included in other fees.
Professional Services Revenue. Professional services revenue, primarily implementation, training and other technical consulting services are generally recognized at the time the service is performed and it is determined that the Company has fulfilled its related obligations.
The Company offers both enterprise and non-enterprise (hosted) versions of its PECOS solution. In accordance with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue

Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, in order for licensing revenue to be recognized, the customer must have the contractual right to take possession of the software at any time during the hosting period without significant penalty and it must be feasible for the customer to either run the software on its own or contract with another party unrelated to the vendor to host the software. In most cases, Elcom’s clients do not have an unfettered right to take possession of the hosted PECOS software, and the Company recognizes these hosting revenues ratably over the hosting term, consistent with EITF 00-3.
Certain of the Company’s agreements provide for a license fee, as well as an initial implementation fee for installation of the Company’s software products, and time-based fees thereafter. When the Company licenses its software in multiple element arrangements in which the customer pays fees for maintenance, licensing and hosting, the Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. At the outset of the arrangement with the customer, the Company defers revenue until the basic criteria in SOPs 97-2 and 98-9 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. If evidence of fair-value does not exist for maintenance and/or hosting and there are no other undelivered elements, all revenue is recognized ratably over the maintenance period or hosting term. Over time, the Company has developed Company-specific objective evidence of fair value for each element of its arrangements, and recognizes (a) license fees in accordance with the underlying agreement, upon delivery or acceptance of the software, (b) professional services upon completion of the services, in accordance with the client specifications, and (c) maintenance fees over the maintenance term.
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
Had compensation expense for awards under the Company’ s Stock Option Plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Loss, as reported	$(1,115)	$(1,106)	$(3,209)	$(2,351)
Less: Compensation expense for option awards determined under fair value based method	(83)	(109)	(258)	(701)

Pro forma net loss	$(1,198)	$(1,215)	$(3,467)	$(3,052)

Net loss per share:
As reported — basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Pro forma — basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.06)

          During December 2004, FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires companies to recognize the compensation cost related to share-based payment transactions with employees in the financial statements. The compensation cost is measured based upon the fair value of the instrument issued. Share-based compensation transactions with employees covered within SFAS 123R include share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123 included a fair-value-based method of accounting for share-based payment transactions with employees, but allowed companies to continue to apply the guidance in APB 25 provided that they disclose in the footnotes to the financial statements the pro forma net income if the fair-value-based method been applied. The Company is currently reporting share-based payment transactions with employees in accordance with APB 25 and provides the required disclosures. The Company’s current disclosure calculates the fair value of share-based payments based upon the Black-Scholes-Merton closed end model, however SFAS 123R prefers that a lattice model be used. The Company has not yet licensed software to calculate the fair value of share-based payments using a lattice model. SFAS 123R will be effective for the Company beginning January 1, 2006.
          In implementing SFAS 123R the Company will apply the modified prospective application transition method. The modified prospective application transition method requires the application of this standard to:
          - All new awards issued after the effective date;
          - All modifications, repurchased or cancellations of existing awards after the effective date; and
          - Unvested awards at the effective date.
          For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123.
     (iii) Income Taxes:
The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2005 will result in an overall operating loss, the Company has recorded a valuation allowance to reduce its net deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.
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
     Based on the average market price of the Company’s common stock in the three-month period ended September 30, 2005, a net total of 228,000 shares covered by options would have been dilutive, and 14,029,000 shares covered by options and warrants with per share exercise prices ranging from $0.1045 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the nine-month period ended September 30, 2005, a net total of 609,000 shares covered by options would have been dilutive, and 13,877,000 shares covered by options and warrants with per share exercise prices ranging from $0.14 to $22.50 would have been anti-dilutive.
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
     The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended September 30, 2005 and 2004, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues from continuing operations:
U.S.	$180	$187	$579	$559
U.K.	367	480	1,345	2,415

	$547	$667	$1,924	$2,974

Operating income (loss) from continuing operations:
U.S.	$(1,067)	$(1,185)	$(3,294)	$(3,570)
U.K.	17	132	284	1,427

Operating loss from continuing operations	$(1,050)	$(1,053)	$(3,010)	$(2,143)

	September 30,	December 31,
	2005	2004
Identifiable assets of continuing operations:
U.S.	$1,185	$1,517
U.K.	220	262

	$1,356	$1,779

Identifiable assets of discontinued operations:	49	48

	$1,405	$1,827

6. Loans Payable
     During the first and third quarters of 2005, the Company received bridge loan funds, pursuant to promissory notes, each in the amount of $120,000 (the “2005 Notes”), from each of Robert J. Crowell, Chairman and CEO and William W. Smith, the Vice Chairman and Director (each a “Holder” and, together, the “Holders”), for a total of $240,000. The Holders’ advances were intended to provide funds for the Company to operate until the Company’s expected 2005 AIM Exchange offering. Interest upon the outstanding principal amount of the 2005 Notes is payable in cash quarterly in arrears, at a rate of 12% per annum. The Company may not prepay any portion of the outstanding principal amount under the 2005 Notes or any interest accrued on the principal amount which is unpaid; however, the 2005 Notes provide the Holders with a put option, pursuant to which the Holders may put their respective 2005 Notes to the Company for payment at any time. If a Holder exercises the put option, the Company is required to forthwith pay in cash (a) the aggregate outstanding principal advanced under such note, (b) 12% interest accrued on such aggregate outstanding principal amount through the date of the exercise of the put option, less amounts previously paid and (c) a put premium equal to 7.5% per annum of the aggregate outstanding principal amount of his 2005 Note, for the period the aggregate principal amount thereunder was outstanding. It is anticipated that in conjunction with the expected 2005 AIM Exchange offering, the Company and the Holders will amend and restate the 2005 Notes to (i) reduce the interest rate to 8%, (ii) eliminate the put premium, (iii) allow repayment of the 2005 Notes, as amended, upon the closing of the expected 2005 AIM Exchange offering, (iv) allow conversion of the 2005 Notes, as amended, into the Company’s common stock to be issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act, in conjunction with the closing of the expected 2005 AIM Exchange offering, and (v) provide the Holders certain “piggy-back” registration rights. Any such conversion of the 2005 Notes to shares of common stock (the “Restricted Shares”), is expected to be based upon a weighted average of the expected 2005 AIM Exchange offering and a fifty (50) day average of the closing bid and ask prices of the Company’s 2004 Regulation S shares (see Note 7).
     As stated above, the Restricted Shares would be issued under an exemption provided by Regulation D of the Securities Act. As such, the Restricted Shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements, such as pursuant to Rule 144 under the Securities Act.
     Beginning in early July, 2005 and through September 30, 2005 the Company received loans from non-U.S. investor(s) of £395,000 (approximately $696,000). After September 30, 2005, through November 9, 2005 the non-U.S. investor(s) have loaned an additional £540,000 (approximately $940,000), bearing interest at a rate of 8% per annum, which increased the Company’s aggregate loan obligations to the non-U.S. investor(s) to £935,000 (approximately $1.6 million). As documented, £200,000 (approximately $350,000) of these loans is expected to be converted into shares of the Company’s common stock at the per share price of the Company’s common stock anticipated to be offered in the expected 2005 AIM Exchange offering. The Company expects to repay the remaining £735,000 upon the closing of the expected 2005 AIM Exchange offering, if such offering is consummated. These loans have been advanced to the Company via Smith & Williamson Investment Management Limited.
     During the first four months of 2004, the Company received bridge loan funds, pursuant to promissory notes issued to each of Robert J. Crowell, Chairman and CEO and William W. Smith, Vice Chairman and Director, totaling $260,000. These advances were made to provide funds for the Company to operate until the Company’s sale of common stock in April 2004, as discussed in Note 7, below. The advances bore interest at 10% and were repaid in April 2004 from the proceeds of the sale of common stock (see Note 7).
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
     The Company then transitioned to a pure software solutions operation, with its PECOS eProcurement and eMarketplace system as its primary product. From the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions, associated professional services and license, hosting and maintenance fees. Since its inception in 1992, the Company has developed its PECOS™ system, which automates many supply chain and financial settlement functions associated with procurement. The Company also offers a dynamic trading system licensed from a third party, which includes request for proposal, reverse auctioning and other features. During 2004, the Company licensed a catalog content management system from a third party, which is offered as an optional module to clients.
     Subsequent to the September 11, 2001 terrorist attacks and the divestitures discussed above, the overall U.S. economy continued to substantially slow and the Company’s business became generally static in the U.S. The Company implemented multiple redundancies in its U.K. and U.S. software solutions businesses during 2002 and 2003. During 2004, the Company recorded the lowest expenses of any year in the last five years, and its 2005 expenses remain generally below this level. The Company did not consummate any new customer agreements in the U.S. during 2004 or 2003. The Company’s Management believes that generating new clients has been difficult, in large part, due to the Company’s constrained financial position. Except for a period of time after the Company’s April 2004 Placement of Regulation S shares, the Company has been operating under severe cash constraints for several years, and during this time has benefited from voluntary cash salary suspensions and/or reductions from many employees, and in early 2005, a temporary reduction of virtually all U.S.-based personnel’s’ salary by 50% for a period of six weeks commencing on March 1, 2005. This reduction in salaries did not impact the 2005 consolidated statements of operations, as the Company intends to repay these amounts (plus 10%) in the fourth quarter of 2005, after the closing of the expected 2005 AIM Exchange offering. In the first quarter of 2005, the Company executed an “eMarketplace” agreement with the Oakland (CA) Unified School District, which is further discussed below.
     In the U.K., the Company’s contract with Capgemini UK Plc (“Capgemini”, formerly, Cap Gemini Ernst and Young UK Plc), associated with the Scottish Executive’s eProcurement Scotland program, began to experience an increase in business activity towards the end of 2003. This increase in activity, continued into 2004, although the activity slowed in the summer months of 2004, and slowed again in the first half of 2005, and activity has again accelerated at the end of the third quarter and into the fourth quarter of 2005. Certain of the increased activity was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program (which uses Elcom’s PECOS ePurchasing system), with a group of NHSS hospital trusts which began implementations in the first quarter of 2004. The NHSS has approximately 17 hospital trusts within its organization, four (4) of which were in the eProcurement Scotland program at the end of 2003. Seven (7) additional NHSS hospital trusts signed onto the eProcurement Scotland program during 2004, and one (1) additional NHSS hospital trust joined in the beginning of October 2005. After the NHSS agreed to join the eProcurement Scotland program, the Company’s U.K. business began to experience additional activity in other agencies/councils/NHSS trusts (“Public Entities”) in Scotland. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program, and possibly more, depending on the Scottish Executive’s definition of eligibility.

The Company earns implementation fees and monthly license and maintenance fees for each Public Entity that joins the eProcurement Scotland program. The eProcurement Scotland program currently has twenty-five (25) Public Entities signed on to the program (ten (10) of which signed on in 2004, and five (5) of which signed on in 2005). As of September 30, 2005, twenty (20) of the twenty-five (25) Public Entities are live with the remaining five customers in various stages of the implementation process, with two or three expected to go live in the fourth quarter of 2005, and the balance expected to go live in early 2006. One (1) Public Entity went live in the first quarter of 2005, two (2) Public Entities went live in the second quarter of 2005, and no Public Entities went live in the third quarter of 2005.
     In addition, the Company is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded the contract, and has executed agreements, including a Framework Agreement between PA Shared Services Ltd. (“PASSL”), a wholly owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. public sector organizations (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace is expected to be available to hundreds, if not thousands, of Public Entities in the U.K., including NHS Trusts (hospitals), local authorities, and many other Public Entities. The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have a primary term of five years. PASSL is the primary contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. The Zanzibar eMarketplace agreements were signed based on the common expectation among Elcom, PA and the U.K. Government entity that the Company will successfully complete the expected 2005 AIM Exchange offering, which funds are required for the Company to perform its future obligations under the agreements. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, the Company will only realize a portion of its earned revenues, after costs of the PASSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting fees, as well as payments to the Company for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore the Company anticipates that its realized hosting revenues will be ratably recognized over the applicable term of the agreement.
     The Company’s customer base has remained generally stable during 2004. In early 2005, one client, Global Procurement Group, citing the Company’s constrained financial condition, elected to cancel its pending contract with the Company before any revenue had been earned/recognized or any work had been performed on the arrangement. In addition, the Company was notified by one U.S. customer that it would not renew its contract in the first quarter of 2005, which will reduce the Company’s recurring revenues by a total of approximately $80,000 on an annual basis.
     In the U.S., the Oakland (CA) Unified School District (“OUSD”) “eMarketplace” agreement is an important development for the Company. Under this arrangement the Company maintains a PECOS eMarketplace for the client and earns agent or affiliate fees from each supplier to OUSD based on the purchases that are processed through the eMarketplace. The arrangement is scaleable within the Company’s existing structure and holds the potential for significant growth. The Company is attempting to duplicate this arrangement with other entities and in September 2005, signed a memorandum of understanding with a large, national supplier of educational products to public school entities. In addition, also in September 2005, the Company signed a contract with a major U.S. bank for a pilot program to offer Elcom’s eMarketplace solution branded within the bank’s ecommerce offering, to a segment of its business customers. (The “U.S. Initiatives”).
Sale of Regulation S Shares
     On April 16, 2004, the Company completed the sale of 29,777,573 Regulation S shares to investors in the U.K. (the “2004 Regulation S Shares”), and listed the 2004 Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of 2004 Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The 2004 Regulation S Shares were sold at a price equal to the conversion rate of the Company’s previous placements of Convertible Debentures of $0.1246 per share. The funds derived from the sale of the 2004 Regulation S Shares were used to support the Company’s working capital requirements. See Note (7) – Sale of Common Stock, to the September 30, 2005 Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions (See Note (2) — Critical Accounting Policies, to the September 30, 2005 Consolidated Financial Statements).
Off-Balance Sheet Financings
     The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in its consolidated financial statements, nor does it have any interests in or relationships with any special purpose entities.
Results of Operations
Quarter ended September 30, 2005 compared to the quarter ended September 30, 2004.
     Net Revenues. Net revenues for the quarter ended September 30, 2005 decreased to $547,000 from $667,000 in the same period of 2004, a decrease of $120,000, or 18%. Professional services revenue decreased by $153,000 primarily due to a decrease in customer “go lives” on the eProcurement Scotland program, where three customers went live in the 2004 period, while no customers went live in the 2005 quarter. Elcom anticipates that two or three eProcurement Scotland customers will go live in the fourth quarter of 2005. License, hosting and other fees increased primarily as a result of the Company’s larger customer base in the 2005 quarter, versus the 2004 period. License, hosting and other fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services revenue includes implementation fees, integration fees and other professional services.
     Gross Profit. Gross profit for the quarter ended September 30, 2005 decreased 28% to $436,000 from $607,000 in the comparable 2004 quarterly period, reflecting the decreased revenues recorded in the third quarter of 2005, as well as the increased costs of certain ongoing implementations.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the quarter ended September 30, 2005 were $1,317,000 compared to $1,564,000 in the 2004 quarter, a decrease of $247,000 or 16%. Throughout 2003, the Company implemented cost containment measures designed to better align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In general, these reductions have remained in place throughout 2004 and to-date in 2005. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K., although the Company’s headcount (full and part-time) has decreased by two, from 38 at March 31, 2004 to 36 at September 30, 2005. Moreover, due to a change in the mix of personnel, as well as the $73,000 increase in the third quarter of 2005 in research and development expense and the $51,000 increase in cost of revenues (both of which are generally comprised of personnel costs) over the 2004 quarter, the personnel expenses in SG&A decreased approximately $248,000 from the September 2004 quarter to the September 2005 quarter. S,G&A in the third quarter of 2005 also reflects increases in certain facility related costs, reflecting the impact of inflation, and a net reduction in legal and public company expenses, as well as a reduction in depreciation and amortization expense of $84,000, as various Company assets have been fully depreciated/amortized.
     Research and Development Expense. Research and development expense for the quarters ended September 30, 2005 and 2004 were $169,000 and $96,000, respectively. The increase in expense in the third quarter of 2005 compared to the third quarter of 2004 was due primarily to ongoing work, begun in late 2004, associated with various enhancements to improve the data interchange, settlement work flow, user definable fields, porting system capabilities, enhanced inbound interfaces, and reporting system capabilities of the Company’s PECOS technology.

     Operating Loss. The Company reported an operating loss of $1,050,000 for the quarter ended September 30, 2005 compared to a loss of $1,053,000 reported in the comparable quarter of 2004, which was essentially unchanged, reflecting the net impact of the decrease in net revenues from the 2004 period, which was offset by a similar decrease in operating expenses in the 2005 quarter, versus the 2004 quarter.
     Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the quarter ended September 30, 2005 was income of $6,000 versus income of $7,000 in the comparable 2004 quarter. The income in the 2005 quarter largely reflects exchange gains, related to the sterling denominated loans advanced to Elcom during 2005, while the income in the 2004 period is primarily related to interest income earned on investment of the proceeds from the sale of common stock that closed in April, 2004.
     Interest Expense. Interest expense for the quarter ended September 30, 2005 was $71,000 compared to $60,000 in the same period in 2004. The 2005 quarterly expense primarily reflects interest on the Company’s Convertible Debentures and amortization of the related conversion discount, as well as interest on capitalized leases and working capital loans, while the 2004 quarterly expense primarily reflects interest on the Company’s Convertible Debentures and amortization of the related conversion discount.
     Net Loss. The Company’s net loss for the quarter ended September 30, 2005 was $1,115,000, essentially unchanged from the comparable quarterly loss recorded in 2004 of $1,106,000, as a result of the factors discussed above.
Nine Months ended September 30, 2005 Compared to the Nine Months ended September 30, 2004.
     Net Revenues. Net revenues for the nine months ended September 30, 2005 decreased to $1,924,000 from $2,974,000 in the same period of 2004, a decrease of $1,050,000, or 35%. License, hosting and other fees decreased in the first nine months of 2005 versus the same period of 2004 primarily due to recording the fourth and final lump sum license payment from Capgemini of $1,142,000 which was earned upon signing the thirteenth customer of the eProcurement Scotland program in the first quarter of 2004 (this license fee is non-recurring). License, hosting and other fees include license fees, hosting fees, supplier fees, usage fees, and maintenance fees. Professional services fees decreased by $118,000, from $558,000 in 2004 to $440,000 in 2005, primarily due a decrease in customer “go lives” on the eProcurement Scotland program, where seven customers went live in the 2004 period, while only three customers went live in the 2005 period. Professional services revenue includes implementation fees, integration fees and other professional services.
     Gross Profit. Gross profit for the nine months ended September 30, 2005 decreased to $1,585,000 from $2,777,000 in the comparable 2004 nine-month period, a decrease of $1,192,000. This decrease is primarily a result of the much higher level of one-time license, hosting and other fees revenue recorded in the first nine months of 2004 versus revenues recorded in the first nine months of 2005.
     Selling, General and Administrative Expenses. SG&A for the nine months ended September 30, 2005 was $4,085,000 compared to $4,702,000 in the first nine months of 2004, a decrease of $617,000 or 13%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to better align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In general, these reductions have remained in place throughout 2004 and to-date in 2005. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. Overall, the Company’s headcount has remained relatively stable between 2004 and 2005, however, due to a change in the mix of personnel, as well as the $292,000 increase in research and development expense and the $142,000 increase in cost of revenues (both of which are generally comprised of personnel costs) in the first nine months of 2005 over the first nine months of 2004, the personnel expenses in SG&A decreased approximately $698,000 from the first nine months of 2004 compared to the same period of 2005. SG&A in the first nine months of 2005 also reflects a $236,000 reduction in depreciation and amortization expense versus the first nine months of 2004, as various Company assets have been fully depreciated/amortized. These decreases are partially offset by increases in certain facility related costs, reflecting the impact of inflation, as well as the comparative effect of one-time, non-recurring credits negotiated with two service providers totaling $192,000 recorded in the first nine months of 2004.
     Research and Development Expense. Research and development expense for the nine months ended September 30, 2005 and 2004 were $510,000 and $218,000, respectively. The increase in expense in the first nine months of 2005 compared to the first nine months of 2004 was due primarily to ongoing work, begun in late 2004, associated with various enhancements to improve the data interchange, settlement work flow, user definable fields, porting system capabilities, enhanced inbound interfaces, and reporting system capabilities of the Company’s PECOS technology.
     Operating Loss. The Company reported an operating loss of $3,010,000 for the nine months ended September 30, 2005 compared to a loss of $2,143,000 reported in the comparable nine months of 2004, an increase of $867,000 in the reported loss. This larger operating loss in the first nine months of 2005 compared to the first nine months of 2004 was primarily due to the one-time increase in license, hosting and other fees revenue recorded in the first quarter of 2004, as described above.
     Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the nine months ended September 30, 2005 was income of $6,000 versus an expense of $18,000 in the comparable 2004 period. The income recorded in the 2005 period largely reflects exchange gains, related to the sterling denominated loans advanced to Elcom during 2005, while the 2004 expense primarily relates to an exchange loss related to the sterling denominated loan from Capgemini, net of to interest income earned in the 2004 period from investment of the proceeds from the sale of common stock that closed in April, 2004.
     Interest Expense. Interest expense for the nine months ended September 30, 2005 was $205,000, compared to $190,000 in the first nine months of 2004. The 2005 expense reflects interest on the convertible debentures and amortization of the related conversion discount, as well as interest on certain capital leases and working capital loans, while the 2004 expense primarily reflects interest on the Convertible Debentures and amortization of the related conversion discount.
     Net Loss. The Company’s net loss for the nine months ended September 30, 2005 was $3,209,000, an increase of $858,000 from the $2,351,000 loss reported in the first nine months of 2004, as a result of the factors discussed above.
Liquidity and Capital Resources
     Net cash used in operating activities from continuing operations for the nine-month period ended September 30, 2005 was $1,044,000, resulting primarily from the net loss generated from continuing operations of $3,209,000, together with an increase in prepaid expenses, which uses were largely offset by a reduction in accounts receivable and an increase in accounts payable, deferred revenue and accrued liabilities totaling $1,639,000 and depreciation, amortization and non-cash rent expenses of $654,000. In general, the increase in accounts payable and accrued liabilities reflects the Company’s currently constrained balance sheet and liquidity, while the increase in deferred revenue reflects certain customer advance payments made to assist the Company’s liquidity.
     Net cash used in continuing operations totaled $1,407,000 in the first nine months of 2004, primarily due to the net loss incurred less depreciation, amortization and certain non-cash rent and compensation expenses. A $733,000 reduction in accounts receivable was largely offset by the combined effect of an increase in prepaid expenses and other current assets and a net decrease in current liabilities.
     At September 30, 2005, the Company’s principal sources of liquidity were cash and cash equivalents of $187,000 and accounts receivable of $197,000.
     In the U.K., the Company has a small overdraft facility with its bank, which allows for short-term overdrafts. The largest overdraft in the first nine months of 2005 was approximately $18,000, and there was no overdraft as of September 30, 2005. The facility is an informal arrangement, secured by a pledge of U.K. assets.
     The Company’s principal commitment consists of an operating lease on its headquarters facility.
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

Risk Factors Relating to Liquidity
     The Company’s consolidated financial statements as of December 31, 2004 and September 30, 2005 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2005. The Company’s independent registered public accountants, Vitale, Caturano & Company, LTD., issued a report on the Company’s consolidated financial statements as of December 31, 2004, dated February 9, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in the Company’s ability to continue as a going concern, without additional capital becoming available. Elcom’s Chairman and CEO, the Vice Chairman and Director and non-U.S. investor(s), have provided bridge loans to the Company of the funds necessary to operate into November of 2005. The Company’s ability to continue as a going concern is dependent upon its ability to grow revenue, attain further operating efficiencies, attract new sources of capital, issue debt, and/or issue and sell shares on the AIM Exchange. The Company intends to seek additional capital via the issuance and sale of common shares to non-U.S. investors and list any such shares on the AIM Exchange, which, if consummated as anticipated, is expected to result in substantial dilution to its stockholders. See “Intention to Issue and Sell Common Stock under Regulation S in the U.K.” There can be no assurance that the proposed offering of common stock will be consummated. Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in November 2005. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As of September 30, 2005, the Company had $187,000 of cash and cash equivalents, which, along with anticipated operating receipts (including advance payments by certain customers), and loans from non-U.S. investor(s), will, the Company expects, allow it to operate into November of 2005. The Company required additional financing beginning in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO, the Vice Chairman and Director, and beginning in early July, from non-U.S. investor(s) (see Note (6) – Loans Payable, to the September 30, 2005 Consolidated Financial Statements). The bridge loans are intended, in conjunction with advance payments by certain clients, to provide the Company with funds necessary to operate during the period of final negotiation, documentation and closing of the proposed offering of common stock in the U.K. Through September 30, 2005, the Company has received a total of $240,000 in bridge loans from its Chairman and CEO and Vice Chairman and Director; and a total of £395,000 (approximately $696,000) from non-U.S. investor(s). After September 30, 2005, through November 9, 2005 the non-U.S. investor(s) have loaned an additional £540,000 (approximately $940,000) to the Company, which will be used to address certain specific overdue accounts payable/accruals. Accordingly, unless the closing of the proposed offering of common stock in the U.K. is consummated in November 2005, the Company will require additional funds in November of 2005 to continue operating until such closing is completed. The Company intends to obtain additional capital via the issuance and sale of common shares, pursuant to Regulation S of the Securities Act, to non-U.S. investors, and to list any such shares on the AIM Exchange in November of 2005, which, if consummated as anticipated, is expected to result in substantial dilution to its stockholders. The Company expects to raise approximately £3.0 million (approximately $5.2 million) at a substantial discount to current market price on the Over The Counter Bulletin Board. If the AIM Exchange offering is completed, it is anticipated that the conversion price of the Company’s convertible debentures will be reduced from $0.1246 per share, to approximately $0.05 per share, in accordance with the anti-dilution provisions of the debentures. The offering amount may increase or decrease, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms or amount thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in November 2005. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.
Factors Affecting Future Performance
     A significant portion of the Company’s revenues are from license and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company’s ePurchasing solution by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the ePurchasing solution; the procurement of additional services from the Company by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; and their compliance with the terms and conditions of their agreement with the Scottish Executive and the ability of the Company to perform under its agreement with Capgemini.
     In addition, the Company intends to commit incremental resources to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace for public sector organizations in the U.K. under its agreements with PASSL and PA. Future revenue under this arrangement is contingent primarily on the timing and rate of adoption by U.K. Public Entities of the Zanzibar eMarketplace, as well as the timing and level of costs incurred to develop the required infrastructure to support the architecture of the Zanzibar eMarketplace (which is not expected to reach stage 1 completion until the first quarter of 2006), and the ability of the consortium, as a whole, to operate on a profitable basis.
     If further business fails to develop under the Capgemini agreement or the U.S. Initiatives or if the Zanzibar eMarketplace does not attract a profitable level of clients, or if the Company is unable to perform under any of these agreements, it would have a material adverse affect on the Company’s future financial results. In addition, failure to consummate the expected AIM Exchange offering or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in November of 2005.
Outlook
     As evidenced by the continued net reduction in SG&A expenditures in 2005, the Company’s implementation of cost containment programs has reduced its expenses and cash requirements from previous levels. Although the Company has been able to reduce its operating expenses, the Company expects that its operating loss will continue throughout 2005 and into 2006. The Company also anticipates cash requirements to build the computer hardware and software infrastructure to support the Zanzibar eMarketplace.
     The Company is exposed to market risk from exchange rates, which could affect its future results of operations and financial condition.
     The Company’s investment in its U.K. subsidiaries is sensitive to fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling. The effect of such fluctuations is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. To date, such fluctuations have amounted to an accumulated cost of $767,000. This amount could become more material in the future due to an anticipated increase in revenues generated in the U.K. and associated expenses.
Intention to Issue and Sell Common Stock under Regulation S in the U.K.
     In November of 2005, the Company intends to obtain additional capital via the issuance and sale of common shares solely to non-U.S. investors in an offshore transaction pursuant to Regulation S and to list any such shares on the AIM Exchange, which, if consummated as anticipated, is expected to result in substantial dilution to its stockholders. As was the case in 2004, the shares are anticipated to be issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore private or public placements, and therefore any shares of common stock issued would be subject to the same restrictions as the 2004 Regulation S Shares. The Company expects to raise approximately £3.0 million (approximately $5.2 million) at a substantial discount to current market price on the Over The Counter Bulletin Board. If the AIM Exchange offering is completed, it is anticipated that the conversion price of the Company’s convertible debentures will be reduced from $0.1246 per share, to approximately $0.05 per share, in accordance with the anti-dilution provisions of the debentures. The offering amount may increase or decrease, however, there can be no assurance that any such financing can be realized by the Company or, if realized, what the terms or amount thereof may be, or that any amount the Company is able to raise will be adequate to support the Company’s working capital requirements until it achieves profitable operations. In the event common stock is not sold, the Company would be forced to seek other alternative financing. There can no assurance that any such financing could be realized by the Company, and if at all, on what terms. The Company required additional financing beginning in the first quarter of 2005 in order to continue to operate. Beginning in the second half of February 2005, the Company received bridge loans from the Chairman and CEO, the Vice Chairman and Director, and beginning in early July, from non-U.S. investor(s) (see Note (6) — Loans Payable, to the September 30, 2005 Consolidated Financial Statements). The bridge loans are intended, in conjunction with advance payments by certain clients, to provide the Company with funds necessary to operate during the period of final negotiation, documentation and closing of the proposed offering of common stock on the AIM Exchange in the U.K. Through September 30, 2005, the Company has received a total of $240,000 in bridge loans from its Chairman and CEO, and Vice Chairman and Director; and a total of £395,000 (approximately $696,000) from non-U.S. investor(s). After September 30, 2005, through November 9, 2005 the non-U.S. investor(s) have loaned an additional £540,000 (approximately $940,000) to the Company, which will be used to address certain specific overdue accounts payable/accruals. Accordingly, unless the closing of the proposed offering of common stock in the U.K. is consummated in November 2005, the Company will require additional funds in November of 2005 to continue operating until such closing is completed. Failure to consummate such financing or other near-term financing, such as additional bridge loans or customer advances, would likely force the Company to curtail operations and/or seek protection under bankruptcy laws in November of 2005.
     If completed as anticipated, the contemplated offering of common stock in the U.K. will substantially dilute existing stockholders of the Company. The funds derived from any such proposed sale of common stock would be used to support the Company’s working capital requirements until the Company anticipates achieving positive cash flow, which management expects to occur in 2007. See “Risk Factors Relating to Liquidity.” The foregoing does not constitute an offer to sell or the solicitation of an offer to buy shares of the Company’s common stock.
STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
     Except for the historical information contained herein, the matters discussed in this Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the necessity of the Company to raise additional short-term working capital to fund operations during November of 2005 and longer-term strategic funding and the availability of any such funding to the Company, particularly in light of the audit opinion from the Company’s independent registered public accountants in the Company’s 2004 Annual Report on Form 10-KSB, as amended; and the Company’s $187,000 balance of cash and cash equivalents at September 30, 2005 and its history of ongoing operating losses; (ii) the ability of the Company to perform under its contracts with Capgemini and PASSL, given its constrained financial position; (iii) the overall marketplace and client’s acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including demand therefor by both Scottish and U.K. Public Entities, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses and revenue growth; and (iv) the consequent results of operations given the aforementioned factors; and; (v) other risks detailed from time to time in the Company’s Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and in its other SEC reports and statements. In the event the Company is unable to raise additional short-term working capital from loans or by the sale of assets or by other means, including the expected sale of common stock on the AIM Exchange (in London), during November 2005, the Company will be forced to curtail or cease operations and/or seek protection under U.S. bankruptcy laws. The Company assumes no obligation to update any of the information contained or referenced in this 10-QSB filing.

Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
     There were no changes in the Company’s internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

Elcom International, Inc. (Registrant)
Date: November 9, 2005	By:	/s/Robert J. Crowell
Robert J. Crowell
Chairman and Chief Executive Officer

Date: November 9, 2005	By:	/s/Laurence F. Mulhern
Laurence F. Mulhern
Chief Financial Officer