Form 10KSB
period 2005-12-31
ELCOM INTERNATIONAL INC
filed 2006-03-31
CIK 900096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

Common Stock, $.01 par value
(Title of class)

Check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for the year ended December 31, 2005.......$2,714,000

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of such common equity on the Over The Counter Bulletin Board on March 23, 2006 was approximately $17,187,000. For purposes of this disclosure only, the issuer has assumed that its directors, executive officers, and beneficial owners of 10% or more of the issuer’s Common Stock are affiliates of the issuer.

The registrant had 402,080,443 shares of Common Stock, $.01 par value, outstanding as of March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer’s definitive proxy statement for the 2006 annual meeting of stockholders of Elcom International, Inc. are incorporated by reference into Part III of this report on Form 10-KSB.

Transitional Small Business Disclosure Format  Yes ☐     No ☑.

PART I

Item 1.	Description of Business

Introduction

Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). The Company’s PECOStm ePurchasing solution is typically remotely-hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are using or accessing Elcom’s solution under these arrangements. Elcom became publicly-held and quoted on NASDAQ in 1995 and now trades on the Over The Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. In addition, since April 16, 2004, the Company’s Common Stock has traded on the Alternative Investment Market of the London Stock Exchange (the “AIM Exchange”) under the symbols ELC and ELCS (representing shares issued in the U.K. in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended). Elcom has a seasoned management team in place with substantial experience in eBusiness technologies. The Company operates in the U.S. and U.K. with the majority of current revenues and projected future growth expected to be generated from U.K. clients. Although Elcom’s ePurchasing system is generic and can be used in any industry, Elcom has a growing presence in the public sector marketplaces.

Overview

Prior to the divestiture of its IT products and services business in the U.K. and U.S., the Company had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, economic activity in the U.S. began to slow and capital and discretionary spending by the Company’s customer base began to decrease. Subsequent to the September 11, 2001 terrorist attacks, and related material decline in demand from the Company’s IT products customers and the uncertainty surrounding the overall economy, the Company carefully reviewed its business operations. In order to reduce operational and financial risks and properly align the Company’s operations with the slowing demand for IT products and the overall economic environment, the Company decided to divest its IT products and services business to reduce costs and allow the Company to focus exclusively on its core Internet-based, ePurchasing technology.

On December 31, 2001, the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. Commencing during the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions and associated professional services and monthly hosting services, usage and data maintenance fees. As provided by applicable accounting conventions, the IT products and services business has been presented as discontinued operations for all applicable periods presented.

During 2005 and 2004, the overall demand for Elcom’s software solutions in the U.S. was weak. In the U.K., the Company has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland program, where Elcom provides an ePurchasing system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. The Company signed agreements with ten (10) Public Entities in 2004 and five (5) in 2005, bringing the total number of Public Entities in the eProcurement Scotland program to 25. Of the 25 Public Entities, the ePurchasing systems for nine (9) were live before the end of 2003, nine (9) more went live in 2004, and four (4) more went live in 2005, leaving three (3) Public Entities in various stages of implementation as of December 31, 2005. Certain of the activity in 2004 was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program, with a group of NHSS hospital trusts beginning implementations in the first half of 2004. The NHSS has approximately 17 hospital trusts within its organizations, four (4) of which were already in the eProcurement Scotland program at the end of 2003. Eight (8) additional NHSS hospital trusts have signed on to the eProcurement Scotland program through December 31, 2005. The Company anticipates that additional NHSS hospital trusts will join the eProcurement Scotland program during 2006. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program, and possibly more, depending upon the Scottish Executive’s definition of eligibility. The Company earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland program. The Company believes there will continue to be slow, but steady growth in the eProcurement Scotland program.

In addition, the Company is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded a contract, and has executed agreements, including a Framework Agreement between PA Shared Services Ltd. (“PASSL”), a wholly owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. Public Entities (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace is expected to be available to hundreds, if not thousands, of Public Entities in the U.K., including NHS Trusts (hospitals), local authorities, and many other Public Entities. The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have a primary term of five years. PASSL is the primary contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, the Company will only realize a portion of its earned revenues, after costs of the PASSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to the Company for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore the Company anticipates that its realized development fees will be ratably recognized over the applicable term of the agreement.

The Company’s customer base has remained generally stable during 2004 and 2005. In early 2005, one client, Global Procurement Group, citing the Company’s constrained financial condition, elected to cancel its pending contract with the Company before any revenue had been earned/recognized or any work had been performed on the arrangement. In addition, the Company was notified by one U.S. customer that it would not renew its contract in the first quarter of 2005, which will reduce the Company’s recurring revenues by a total of approximately $80,000 on an annual basis. All Scottish Public Entities renewed their arrangements in 2005.

In the U.S., the Oakland (California) Unified School District (“OUSD”) “eMarketplace” agreement signed in 2005 is an important development for the Company. Under this arrangement the Company maintains a PECOS eMarketplace for OUSD and earns agent or affiliate fees from each supplier to the client based on the purchases that are processed through the eMarketplace. The arrangement is scaleable within the Company’s existing structure and holds the potential for significant growth. The Company is attempting to duplicate this arrangement with other entities and in September 2005, signed a memorandum of understanding with a large, national supplier of educational products to public school entities. In addition, also in September 2005, the Company signed an agreement with a major U.S. bank for a pilot program to offer Elcom’s eMarketplace solution branded within the bank’s ecommerce offering, to a segment of its business customers.

Common Stock Issued under Regulation S in the U.K. — Change in Control of Elcom

On December 20, 2005 the Company agreed to issue a total of 298,582,044 shares of common stock to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2004, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold in 2004. Elcom raised a total of $7.9 million, with net proceeds to the Company of $7.7 million. Of the total raised, approximately $547,000 represented the conversion of non-U.S. investor loans and related accrued interest. The funds derived from the 2005 issuance of common stock on the AIM Exchange are being used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management anticipates achieving in 2007. See “Sales of Unregistered Securities — Common Stock Issued Under Regulation S,” under “Item 5. Market for Common Equity and Related Stockholder Matters,” below.

In early March 2006 the Company learned that, as a result of the 2005 issuance of common stock on the AIM Exchange, Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”) had acquired beneficial ownership of more than 50% of the Company’s outstanding common stock. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the Securities and Exchange

Commission (the “SEC”), reflecting such beneficial ownership as of December 20, 2005. Therefore, on December 22, 2005, the Company’s 10% Senior Convertible Debentures due 2013 (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. The bulk of the SWIM Entities’ shares were acquired in the 2005 issuance of Regulation S Shares. Based on the SWIM Entities Schedule 13D, and the Company’s records, including the conversion of SWIM Nominees’ Debentures, the SWIM Entities owned approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000. See “Sales of Unregistered Securities — Common Stock Issued Under Regulation D,” under “Item 5. Market for Common Equity and Related Stockholder Matters,” below.

In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed the Company of their request that the Board of Directors call a special meeting of the Company’s stockholders for the purposes of amending certain of the Company’s by-laws and replacing three directors of the Company with candidates nominated by the SWIM Entities (the “SWIM Candidates”). Elcom and its current Board of Directors have entered into an agreement with the SWIM Entities to effect an orderly transition of the Company’s Board of Directors to the control of the SWIM Candidates, and avoid the incremental costs of holding a special meeting of stockholders. It is anticipated that John E. Halnen, President, Chief Executive Officer and a Director of the Company, and Mr. Sean Lewis, a director appointed to the Board of Directors on March 23, 2006 at the request of the SWIM Entities, will be the only current Directors that will continue to serve after the two additional SIMW Candidates are appointed to the Board in April of 2006.

Product Overview

Since its inception in 1992, the Company has developed its PECOStm (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a third-party dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (or eNegotiation) functions, which module is offered as optional functionality to clients. The Company’s PECOStm solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

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

Procurement and Sourcing Overview

AMR Research estimates that the procurement and sourcing market will grow from $1.7 billion in 2002 to $2.8 billion in 2007. AMR also estimated the professional services market for procurement and sourcing consulting services was approximately $3 billion in 2002. Due to cost containment policies, the Company has not paid any ‘affiliate fees’ to any industry research companies and, to management’s knowledge, has not been mentioned and/or discussed in any significant industry research reports during 2004 and 2005.

Products and Pricing

Products.  The Company develops and remotely hosts its PECOStm self-service, Internet-based automated purchasing and marketplace systems, as described above. The Company also offers a dynamic trading system, and a catalog content management system, each of such systems being licensed from third party companies.

Pricing.  The Company believes that PECOSTM, including its remotely-hosted automated eProcurement and eMarketplace system(s), is competitively priced compared to costs charged by other eProcurement software providers.

Professional Services

The Company’s professional service offerings include various consulting and supplier services to its clients. These services range from implementation of PECOS and initial training and consulting, to interfacing data from PECOS into back-end computer systems, including Enterprise Resource Planning (“ERP”) systems such as Oracle, SAP, Lawson, and others. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.

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

Sales and Marketing

As of December 31, 2005, the Company’s sales, marketing and related support personnel in the U.S. and U.K. were comprised of four marketing and/or relationship management personnel, and 9 customer support personnel. The Company markets and sells its ePurchasing solutions primarily through its channel partners.

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

Competition

The market for ePurchasing solutions is competitive and evolving rapidly. The Company expects competition in this market to continue to intensify in the future. Among other factors, before investing in an eBusiness system, the Company believes potential clients consider the cost of the system compared to the level of features and functions available in electronic commerce (“eCommerce”) applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company’s existing computer system. The Company competes with vendors of prepackaged eCommerce software, vendors of software tools for developing eCommerce applications and systems integrators. The Company’s competitors include Ariba, Inc., Perfect Commerce, (based on the Commerce One platform), Ketera (based on Ariba, hosted) and Epsilon (Ariba). The Company also sees competition from other emerging and established companies, including Oracle, SAP, and other ERP systems, many of which have products or alliances to offer Internet-based eCommerce, including eProcurement modules which function as part of their ERP system(s). The Company’s potential competitors also include systems integrators such as Electronic Data Systems (EDS).

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

Personnel

As of December 31, 2005, the Company had a total of 23 full time and 5 part time personnel in the U.S. and 7 full time personnel in the U.K. The Company’s personnel are not represented by any labor union and the Company believes that its personnel relations are good. The Company’s future success depends, in significant part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company can retain its key managerial and technical personnel or that it will be able to attract or retain additional highly qualified technical and managerial personnel in the future. The

Company has relied heavily on stock option grants to motivate and incent its personnel. As of March 23, 2006, the Company employed 24 full time and 5 part time personnel in the U.S. and 7 full time personnel in the U.K.

Company Trade Names and Trademarks

Elcom and PECOS are tradenames and/or trademarks of the Company. The Company has referred to a variety of other entities and products in this Form 10-KSB, certain of which are tradenames or trademarks. Such tradenames or trademarks are the property of the respective companies owning such tradenames and trademarks.

Item 2.	Description of Property

As of December 31, 2005, the Company leased the property set forth below. The facility lease expires on December 31, 2007. The property is in good condition and meets the Company’s current and projected requirements. See Note (7) in the Notes to Consolidated Financial Statements, included elsewhere in this Form 10-KSB.

	Approximate
	Square
Location	Footage	Use

Norwood, Massachusetts	36,000	Corporate Headquarters

The Company’s U.K. personnel work either at customer sites or from home offices which are equipped with the necessary office infrastructure to conduct business, including high-speed Internet access.

Item 3.	Legal Proceedings

The Company is a party to various claims, disputes and other proceedings relating to matters arising in the normal course of its business or as a result of its weak financial position. In the opinion of management, the outcome of these matters will not have a material adverse effect on the reported consolidated financial condition or results of operations of the Company

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

Since January 16, 2003, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. In addition, since April 16, 2004, the Company’s Common Stock has traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares). As of March 23, 2006, there were approximately 580 stockholders of record of the Company’s Common Stock. This number does not reflect persons or entities that hold their stock in nominee or “street name” through various brokerage firms which persons or entities are estimated by the Company to be in excess of 9,000 as of March 23, 2006. The high and low closing sales prices reported by the OTCBB for each of the quarters in the two year period ended December 31, 2005 are set forth in the table below. For the period from January 1, 2006 to March 23, 2006, such high and low closing sales prices were $0.17 and $0.075, respectively. The OTCBB market closing sales prices reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

	2005		2004
Quarter Ended	High	Low	High	Low

March 31,	$0.280	$0.075	$0.280	$0.175
June 30,	$0.150	$0.060	$0.240	$0.140
September 30,	$0.150	$0.070	$0.250	$0.130
December 31,	$0.120	$0.066	$0.165	$0.060

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

Equity Compensation Plan Information

The information concerning securities authorized for issuance under equity compensation plans is set forth in the definitive proxy statement to be sent to stockholders in connection with the Company’s Annual Meeting of Stockholders under the heading “Equity Compensation Plan Information”, which is incorporated herein by reference.

Sales of Unregistered Securities — Common Stock Issued Under Regulation S

On December 20, 2005, the Company agreed to issue an aggregate of 298,582,044 shares of its Common Stock (the “2005 Regulation S Shares”) to investors in the U.K., and listed the 2005 Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $7.9 million via issuance of the 2005 Regulation S Shares in the U.K, with net proceeds to the Company of approximately $7.7 million. The proceeds included approximately $547,000 of loans payable and accrued interest thereon that were converted into 2005 Regulation S Shares. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The funds derived from the issuance of the Regulation S Shares are being used to support the Company’s working capital requirements. Smith & Williamson Corporate Finance Limited is the Company’s nominated investment advisor in the U.K. and Panmure Gordon & Co. is the Company’s U.K. broker.

On April 16, 2004, the Company completed the sale of 29,777,573 shares of its Common Stock (the “2004 Regulation S Shares” and, together with the 2005 Regulation S Shares, the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the AIM Exchange. Smith & Williamson Corporate Finance Limited was and is the Company’s nominated investment advisor in the U.K. and Durlacher Ltd (acquired by Panmure Gordon & Co.) was the Company’s U.K. broker for this offering. The Company raised a total of approximately $3.7 million via the sale of the 2004 Regulation S Shares, with net proceeds to the Company of approximately $3.0 million. The 2004 Regulation S Shares were sold at a price of $0.1246 per share, which was equal to the conversion rate of Debentures issued by the Company in 2003 placements. The funds derived from the sale of the 2004 Regulation S Shares were used to support the Company’s working capital requirements in 2004.

The Regulation S Shares were issued in reliance on the exemption from registration pursuant to Regulation S promulgated under the Securities Act, for offers and sales of securities outside the United States. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Securities Act) or for the benefit or account of a U.S. person, for a one-year period from the date of issuance (which period has expired for the 2004 Regulation S Shares). During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the U. K. and outside the U. S., pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulation S Shares will be “restricted securities,” as the term is defined in Rule 144 under the Securities Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with the Company’s stock quoted on the OTCBB until and unless the Company registers the Regulation S Shares with the SEC or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Securities Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

Sales of Unregistered Securities — Common Stock Issued Under Regulation D

On April 6, 2006, the Company issued a secured promissory note to William W. Smith, the Vice Chairman of Elcom. The note was initially in the principal amount of $100,000, and was increased in August 2005 to an amount of $120,000 to reflect loans made by Mr. Smith to the Company to help fund its working capital needs. On December 21, 2005, Mr. Smith converted the principal amount of the secured promissory note, plus approximately $7,000 in accrued interest thereon, into 4,593,287 shares of the Company’s common stock, issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act, issued at a per share price of approximately $0.0276. The per share conversion price was based upon a weighted average of the 2005 Regulation S Shares issuance price and a fifty (50) day average of the closing bid and ask prices of the Company’s 2004 Regulation S shares on the AIM Exchange. See “Item 12. Certain Relationships and Related Transactions,” below.

On December 22, 2005, the Company’s Debentures and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the SEC. The bulk of the SWIM Entities’ shares are 2005 Regulation S Shares. Based on the SWIM Entities’ Schedule 13D, and the Company’s records, including the shares issued upon the conversion of the SWIM Entities’ Debentures, the SWIM Entities own approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 Debenture Shares were issued upon the automatic conversion of Debentures in an aggregate principal amount of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000. The Debentures converted at an adjusted per share price of approximately $0.04643. The Debenture Shares are not registered under the Securities Act, and were issued in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Act. Robert J. Crowell, Chairman of the Company, William W. Smith, Vice Chairman of the Company, and John E. Halnen, President, Chief Executive Officer and a Director of the Company, each held Debentures and, as a result of the conversion of the Debentures, 12,121,413 shares of Common Stock were issued to Mr. Crowell, 9,496,995 shares of Common Stock were issued to Mr. Smith and 1,636,957 shares of Common Stock were issued to Mr. Halnen. See “Item 12. Certain Relationships and Related Transactions,” below.

On March 31, 2004, the Company issued 150,000 shares of common stock to Robert J. Crowell, Chairman of the Company, in lieu of options to be granted, and recorded compensation expense of $31,000. On the same date, the Company issued 400,000 shares of common stock to an individual in the U.K. for consulting services, and recorded consulting expense of $84,000. The amounts expensed are based on the March 31, 2004 closing price of the Company’s common stock on the Over The Counter Bulletin Board of $0.21 per share. These compensatory shares of the Company’s common stock, were issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act. See “Item 12. Certain Relationships and Related Transactions,” below.

As stated above, these common shares were issued in reliance upon an exemption from registration provided by Regulation D of the Securities Act. As such, the shares so issued may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements, such as pursuant to Rule 144 (as described above) under the Securities Act.

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

The Company then transitioned to a pure software solutions operation, with its PECOS eProcurement and eMarketplace system as its primary product. From the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions, associated professional services, hosting services and data maintenance fees. Since its inception in 1992, the Company has developed its PECOStm system, which automates many supply chain and financial settlement functions associated with procurement. The Company also offers a dynamic trading system licensed from a third party, which includes request for proposal, reverse auctioning and other features. During 2004, the Company licensed a catalog content management system from a third party, which is offered as an optional module to clients.

Subsequent to the September 11, 2001 terrorist attacks and the divestitures discussed above, the overall U.S. economy continued to substantially slow and the Company’s business became generally static in the U.S. The Company implemented multiple redundancies in its U.K. and U.S. software solutions businesses during 2002 and 2003. During 2004, the Company recorded the lowest expenses of any year in the last five years, and its 2005 expenses remained generally at this level. The Company did not consummate any new customer agreements in the U.S. during 2004. The Company’s Management believes that generating new clients has been difficult, in large part, due to the Company’s constrained financial position, which has now been alleviated to an extent by the funds raised by issuing the 2005 Regulation S Shares. Except for a period of time after the Company’s placement of the 2004 Regulation S shares, the Company has been operating under severe cash constraints for several years, and during this time has benefited from voluntary cash salary suspensions and/or reductions from many employees, including a temporary reduction of virtually all U.S.-based personnels’ salary by 50% for a period of six weeks commencing on March 1, 2005. This temporary reduction in salaries did not impact the 2005 consolidated statements of operations, and the Company repaid these amounts (plus 10%) in the fourth quarter of 2005, after the closing of the 2005 Regulation S Share issuance. In the first quarter of 2005, the Company executed an “eMarketplace” agreement with the Oakland (CA) Unified School District, and in September 2005, Company signed a contract with a major U.S. bank for a pilot program to offer Elcom’s eMarketplace solution branded within the bank’s ecommerce offering, both of which are further discussed below.

In the U.K., the Company has a substantial contract with Capgemini UK Plc (“Capgemini”), entered into on November 5, 2001, associated with the Scottish Executive’s eProcurement Scotland program, where Elcom provides an ePurchasing system to agencies, councils and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland that sign on to the contract. The Company signed agreements covering ten (10) Public Entities in 2004 and five (5) in 2005, bringing the total number of Public Entities in the eProcurement Scotland program to 25. Of the 25 Public Entities, the ePurchasing systems for nine (9) were live before the end of 2003, nine (9) went live in 2004, and four (4) went live in 2005, leaving three (3) Public Entities in various stages of implementation as of December 31, 2005. Certain of the signing activity in 2004 was due to the National Health Service of Scotland (“NHSS”) agreeing to join the eProcurement Scotland program, with a group of NHSS hospital trusts beginning implementations in the first half of 2004. The NHSS has approximately 17 hospital trusts within its organizations, four (4) of which were already in the eProcurement Scotland program at the end of 2003. Eight (8) additional NHSS hospital trusts have signed on to the eProcurement Scotland program through December 31, 2005. The Company anticipates that additional NHSS hospital trusts will join the eProcurement Scotland program during 2006. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program, and possibly more, depending upon the Scottish Executive’s definition of eligibility. The Company earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland program. The Company believes there will continue to be slow, but steady growth in the eProcurement Scotland program.

In addition, the Company is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded the contract, and has executed agreements, including a Framework Agreement between PA Shared Services Ltd. (“PASSL”), a wholly owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. public sector organizations (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace is expected to be available to hundreds, if not thousands, of Public Entities in the U.K., including NHS Trusts (hospitals), local authorities, and many other Public Entities. The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have a primary term of five years. PASSL is the primary contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. For the year ended December 31, 2005, the Company recorded $170,000 in selling general and administrative expenses, as its estimated share of PASSL’s organization, contract negotiation and start up costs. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to the Company for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore the Company anticipates that its realized development services revenues will be ratably recognized over the applicable term of the agreement.

The Company’s customer base has remained generally stable during 2004 and 2005. In early 2005, one client, Global Procurement Group, citing the Company’s constrained financial condition, elected to cancel its pending contract with the Company before any revenue had been earned/recognized or any work had been performed on the arrangement. In addition, the Company was notified by one U.S. customer that it would not renew its contract in the first quarter of 2005, which will reduce the Company’s recurring revenues by a total of approximately $80,000 on an annual basis. All Scottish Public Entities renewed their arrangements in 2005.

In the U.S., the Oakland (California) Unified School District (“OUSD”) “eMarketplace” agreement is an important development for the Company. Under this arrangement the Company maintains a PECOS eMarketplace for the client and earns agent or affiliate fees from each supplier to OUSD based on the purchases that are processed through the eMarketplace. The arrangement is scaleable within the Company’s existing structure and holds the potential for significant growth. The Company is attempting to duplicate this arrangement with other entities and in September 2005, signed a memorandum of understanding with a large, national supplier of educational products to public school entities. In addition, also in September 2005, the Company signed a contract with a major U.S. bank for a pilot program to offer Elcom’s eMarketplace solution branded within the bank’s ecommerce offering, to a segment of its business customers. (The “U.S. Initiatives”).

Upon completion of the April 2004 sale of the 2004 Regulation S Shares, the Company anticipated more robust demand for its software solutions through a channel partner than materialized. The Company had anticipated a shortening of the municipal market sales cycle through this channel partner, but this did not occur. Therefore, the Company experienced a revenue shortfall and required additional financing beginning in the first quarter of 2005 in order to continue to operate its business. During 2005, the Company received bridge loans in the aggregate of $240,000 from the Chairman and from the Vice Chairman of the Company. Beginning in July 2005, the Company also received bridge loans from non-U.S. investors in the aggregate amount of £1,165,000 (approximately, $2,029,000). The bridge loans provided the Company with the necessary funds to operate during the period leading up to the issuance of the 2005 Regulation S Shares. The Company raised a net of $7.2 million of working capital via the issuance of the 2005 Regulation S Shares. See “Part II. Item 5. Sales of Unregistered Securities — Common Stock Issued Under Regulation S and Sales of Unregistered Securities — Common Stock Issued Under Regulation D,” above.

RESULTS OF OPERATIONS

The following table sets forth various items of operating results for each of the years in the two-year period ended December 31, 2005 (in thousands):

	2005	2004

Net revenues	$2,714	$3,807
Gross profit	1,996	3,347
Selling, general and administrative expenses	5,413	6,032
Research and development expenses	825	320
Operating loss from continuing operations	(4,242)	(3,005)
Interest expense	1,605	251
Interest and other income (expense), net	7	(16)
Net loss	(5,840)	(3,272)

Year ended December 31, 2005 compared to the year ended December 31, 2004

Net Revenues.  Net revenues for the year ended December 31, 2005 decreased to $2,714,000 from $3,807,000 in 2004, a decrease of $1,093,000, or 29%, primarily due to decreases in license, hosting services and professional services revenues earned during 2005 versus revenues earned in 2004. License, hosting services and other fees decreased in 2005 versus 2004 primarily due to recording the fourth and final lump sum license payment from Capgemini UK Plc (“Capgemini”) of $1,142,000 which was earned upon signing the thirteenth customer of the eProcurement Scotland program in the first quarter of 2004 (this license fee is non-recurring). License, hosting services and other fees include license fees, hosting service fees, supplier fees, usage fees, and eMarketplace fees. Professional services fees decreased by $177,000, from $810,000 in 2004 to $633,000 in 2005, primarily due to a decrease in customer “go lives” on the eProcurement Scotland program, where nine customers went live in 2004, while only four customers went live in 2005. Professional services revenue includes implementation fees, integration fees and other time and material based professional services fees. The Company continues to experience less than anticipated demand in the U.S. and very long sales cycles in the U.K. Based on its existing license and hosting agreements the Company currently has a recurring annual revenue base of approximately $2.1 million, however, Elcom anticipates increases in revenues will result from its Zanzibar eMarketplace during 2006.

Revenues from Capgemini associated with the Scottish Executive Department of the Government of Scotland (the “Scottish Executive”), comprised 53%, and 67%, of net revenues for the years ended December 31, 2005 and 2004, respectively.

Gross Profit.  Gross profit for the year ended December 31, 2005 decreased to $1,996,000 from $3,347,000 in 2004, a decrease of $1,351,000, or 40%. This decrease is primarily a result of the one-time license revenue recorded in 2004 versus revenues recorded in 2005. In addition, the Company recorded a higher level of cost of revenues in 2005 versus those recorded in 2004, primarily as a result of increased personnel time required to support its increased customer base, to a large degree, related to the larger number of Public Entities participating in the eProcurement Scotland program.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2005 decreased to $5,413,000 from $6,032,000 for the year ended December 31, 2004, a reduction of $619,000 or 10%. Throughout the first three quarters of 2003, the Company implemented cost containment measures designed to better align its SG&A expenses with lower than anticipated revenues. Those measures included personnel reductions throughout most functional and corporate areas. In general, these reductions remained in place throughout 2004, 2005 and to-date in 2006. In March 2004, the Company began hiring several staff in the U.K. and U.S. (support services) in order to service the expanding demand in the municipal market in the U.K. Overall, the Company’s headcount has remained relatively stable between 2004 and 2005; however, due to a change in the mix of personnel, as well as the $505,000 increase in research and development expense and the $258,000 increase in cost of revenues (which reflect an increase in allocated personnel costs of $656,000) in 2005 over 2004, the personnel expenses in SG&A decreased approximately $641,000 in 2005 compared to 2004. SG&A in 2005 also reflects a $265,000 reduction in depreciation and amortization expense versus 2004, as various Company assets have been fully depreciated/amortized. These decreases are partially offset by a $170,000 increase in SG&A related to recording the Company’s estimated share of Zanzibar eMarketplace-related administrative costs, increases in certain facility related costs, the impact of inflation, as well as the comparative effect of one-time, non-recurring credits negotiated and recorded in 2004 with two service providers. The Company believes that its current level of SG&A, taking into account the levels of research and development and costs of revenues, approximates the amounts recorded in 2005. The Company anticipates that it will add certain additional personnel in 2006, if its customer base increases.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2005 and 2004 were $825,000 and $320,000, respectively, an increase of $505,000 in 2005 over 2004. The increase in expense in 2005 compared to 2004 was due primarily to ongoing work, begun in late 2004, associated with various enhancements to improve the data interchange, settlement work flow, user definable fields, porting system capabilities, enhanced inbound interfaces, and reporting system capabilities of the Company’s PECOS technology, many of which were completed in 2005. In addition, in late 2005 Elcom also commenced development of new software for supplier directories, marketplace portals, client sign on, as well as various additional interfaces to other software. Certain of these items are related to the Zanzibar eMarketplace, and will also be included in Elcom’s offerings to other customers and potential customers.

Operating Loss.  The Company reported a loss from operations of $4,242,000 for the year ended December 31, 2005 compared to $3,005,000 reported for the year ended December 31, 2004, an increase in the operating loss of $1,237,000 or 41%. The higher operating loss from continuing operations in 2005 was due primarily to the decrease in revenues recognized in 2005 versus 2004, as discussed above.

Interest Expense.  Interest expense for the year ended December 31, 2005 was $1,605,000, an increase of $1,354,000 over the $251,000 of interest expense recorded for the year ended December 31, 2004. The increase in interest expense is due primarily to $1,419,000 recorded in 2005 as non-cash amortization of the beneficial conversion feature (“BCF”) on the Company’s ten-year 10% Senior Convertible Debentures due 2013 (“Debentures”). The BCF was increased by $517,000 in 2005 as a result of the adjustment of the per share conversion price from $0.1246 to $0.04643. The per share conversion price of the Debentures was adjusted on a weighted average basis as a result of the issuance of the 2005 Regulation S Shares at a price less than the original Debenture per share conversion price. The incremental $517,000 of BCF and the unamortized balance of BCF of $902,000 as of December 31, 2004, were both expensed in 2005 as a result of the automatic conversion of the Debentures and accumulated accrued interest thereon, into common stock of the Company as a result of a change in control of Elcom, as further described in Note (6) Stockholders’ Equity, in the Notes to the Company’s December 31, 2005 consolidated financial statements, included elsewhere herein. The BCF is initially recorded as an offset to the Debenture liability and a credit to paid-in-capital. Interest expense, not including the non-cash amortization of BCF amounts (“Non-BCF Interest”) was $186,000 in 2005 and $143,000 in 2004. The increase in the level of Non-BCF Interest expense is due to the increased level of bridge loans received in 2005 in order for Elcom to continue operations. Of the $186,000 Non-BCF Interest expense incurred in 2005, $145,000 was satisfied by the issuance of common stock in 2005, and the balance was paid in cash in late 2005 or early 2006. Of the $143,000 Non-BCF Interest expense recorded in 2004, $127,000 represents interest on the Debentures which was satisfied by issuance of common stock in 2005, and the balance was paid in cash.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net, for the year ended December 31, 2005 was income of $7,000 versus an expense of ($16,000), for the year ended December 31, 2004. The change from 2004 to 2005 is largely due to translation gains in 2005, resulting from loans from non-U.S. investors denominated in sterling, while in 2004, the Company incurred exchange (losses) associated with loans payable to Capgemini in 2004 (see Note (3) Loans Payable, in the Notes to Company’s consolidated financial statements). In 2004 sterling gained value against the dollar, while in 2005, sterling lost value against the dollar.

Net Loss From Discontinued Operations.  The Company did not record income or expense from discontinued operations in 2005 or 2004, and does not anticipate significant further income or expense from discontinued operations. The Company has accrued $62,000 for liabilities related to discontinued operations at December 31, 2005, and used cash of $241,000 during 2005 in satisfying certain of the pending liabilities.

Net Loss.  The Company generated a net loss for the year ended December 31, 2005 of $5,840,000, versus a net loss of $3,272,000 for the year ended December 31, 2004, an increase in the loss of $2,568,000, or 78%, primarily as a result of the decrease in revenues and the increase in non-cash interest expense, as described above. Basic and diluted net loss per share for the year ended December 31, 2005 were ($0.08), compared with a basic and diluted net loss from total operations per share of ($0.06) for the year ended December 31, 2004. The increase in the loss per share reflects the increased net loss as discussed above, net of the substantial increase in shares outstanding as a result of the Company’s issuances of common stock in December 2005. Actual shares outstanding increased by 550% as a result of the offering, from approximately 61 million shares to 399 million shares, while the weighted average shares outstanding increased by 38% from approximately 53 million shares to 72 million shares, reflecting the December 2005 timing of the common stock issuances.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations for the year ended December 31, 2005 was $2.7 million, resulting primarily from a net loss from continuing operations of $5.8 million offset by depreciation and other non-cash charges of $2.2 million (primarily non-cash interest charges) and an increase in accrued expenses and other current liabilities of $1.1 million. The increase in accrued expenses and other current liabilities is largely a timing item, related to the Company’s tight cash position until it completed the issuance of the 2005 Regulation S Shares in December 2005, and much of the increased amount was paid out in early 2006. Nonetheless, in December 2005, the Company satisfied approximately $2.3 million in debt and accrued interest liabilities by issuing shares of common stock and, in early 2006, satisfied another $250,000 of accrued expenses and other current liabilities by issuing common stock, which has enhanced its current liquidity.

As previously discussed, on December 20, 2005, the Company agreed to issue an aggregate of 298,582,044 shares of its common stock to investors in the U.K., and listed the Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $7.2 million in cash, net of issuance costs and converted $547,000 of non-U.S. investor loans and related accrued interest (see Note (3) Loans Payable, in the Notes to Company’s consolidated financial statements) via this issuance. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share (see Note (6) Stockholders’ Equity, in the Notes to the Company’s December 31, 2005 consolidated financial statements). The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements. Management believes it now has adequate working capital to operate the Company through the end of 2006.

Net cash used in operating activities from continuing operations for the year ended December 31, 2004 was $1.7 million, resulting primarily from a net loss from continuing operations of $3.3 million offset by depreciation and other non-cash charges of $1.1 million and a decrease in accounts receivable of $0.7 million.

As previously discussed, the Company completed the issuance of the 2004 Regulation S Shares to investors in the U.K. on April 16, 2004, and listed the 2004 Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.7 million via this issuance and sale of Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The Regulation S Shares were sold at a price equal to the conversion rate of the Company’s recent placements of Debentures of $0.1246 per share. The funds derived from the sale of the Regulation S Shares were used to support the Company’s working capital requirements in 2004.

At December 31, 2005, the Company’s principal sources of liquidity were cash and cash equivalents of $6.4 million and accounts receivable of $503,000, which Management anticipates will allow it to operate through the end of 2006. During fiscal 2004 and 2005, the Company implemented salary reductions and cash salary suspensions to better align its operating expenses and cash disbursements with its revenue levels. The Company continues to explore ways to eliminate or reduce ongoing expenditures until such time as the Company can increase its operating revenues.

The Company’s principal commitments consist of a lease on its headquarters office facility. The Company will also require ongoing investments in research and development and property, equipment and software in order to further increase operating revenues, and meet the requirements of its customers.

Risk Factors Relating to Liquidity

The Company’s consolidated financial statements as of December 31, 2005 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2006. The Company’s independent accountants, Vitale, Caturano & Company, Ltd., have issued a report dated March 6, 2006 that included an explanatory paragraph referring to the Company’s significant operating losses and substantial doubt in its ability to continue as a going concern (See Note (1) Nature of Operations in the Notes to the Company’s consolidated financial statements), without generating incremental operating revenues or, if required, additional capital becoming available. The Company’s ability to continue as a going concern is currently primarily dependent upon its ability to grow revenue, and attain further operating efficiencies. If the Company is unable to generate incremental operating revenues over the course of the next year, it will likely require additional capital investment. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of December 31, 2005, the Company had approximately $6.4 million of cash and cash equivalents and had outstanding debt of approximately $1.3 million, which debt was repaid in cash in early January, 2006. The Company has satisfied the principal amount of its Debentures and cumulative (since issuance) interest accrued thereon, aggregating $1.6 million by issuing shares of its common stock. The Company also satisfied loans received in 2005 and related accrued interest aggregating $674,000 by issuing shares of common stock. These transactions have augmented the Company’s financial position. The Company has incurred $7.3 million of cumulative net operating losses for the two-year period ended December 31, 2005. As a result of funds raised in common stock issuances during 2005, the Company has substantially improved its financial position from year end 2004 to year end 2005. The Company believes it has sufficient liquidity to fund operations through the end of 2006, however, it anticipates that it will incur a loss in fiscal 2006, and will require additional operating revenues in order to achieve profitable operations.

The Company’s significant lease obligation is payable as follows (in thousands):

	Payments Due by Period
		Less than			After
	Total	1 year(a)	1-3 years	4-5 years	5 years

Operating lease	$1,158	$887	$271	$—	$—

(a)	Of the $887,000 due in 2006, $250,000 was satisfied in early 2006 by issuing Company common stock to its landlord.

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

In August 2005 the Company received a comment letter from the SEC concerning Elcom’s revenue recognition and convertible debenture accounting policies. The Company responded to the SEC August comment letter in September 2005, and in January 2006, the SEC requested clarification of the Company’s September response and made further inquiries concerning the Company’s revenue recognition and convertible debenture accounting policies. The Company is in the process of responding to the SEC’s January comment letter, and Elcom’s response is in draft form, but is not yet complete.

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i) The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2006 will result in an overall loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to zero. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance, it would increase income in the period such determination was made.

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

(iii) Revenue Recognition

The Company markets both an enterprise and non-enterprise (hosted) model of PECOS software. Revenue consists principally of fees for licenses, and hosting services, and the Company also earns fees from certain clients by providing a separate, test instance of its hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. In addition, the Company earns usage and volume related fees derived from “eMarketplace” activities, as well as fees from certain suppliers for maintaining their data in the ePurchasing system for mutual customers. The Company earns professional services fees for implementation and related professional services. As part of the revenue recognition process, significant management judgments and estimates must be made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if Elcom made different judgments or utilized different estimates.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of its software solution specific to the client before the hosting term begins. Hosting services agreements also generally call for the Company to provide technical support and software updates and upgrades to customers during the term of the agreement. The Company recognizes these hosting services revenues over the hosting term, which is typically one year, in accordance with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and SEC Staff Accounting Bulleting Topic 13, Revenue Recognition (“SAB 13”). The Company recognizes revenue on this basis because its customers do not have (except as noted below) the contractual right to take possession of the software at any time during the hosting period. Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and time-based hosting services fees thereafter. If an agreement provides for the payment of fees, beyond those for hosting services and implementation, this additional fee is typically recognized ratably over the first year of the arrangement, as all current hosting services agreements are subject to annual renewal by the customer.

One of the Company’s customers, Capgemini, has an unfettered contractual right to take possession of the eProcurement software at any time, and the Company and Capgemini jointly maintain a “hot back-up site” to support certain customer requirements. The Company has concluded that, due to Capgemini’s technological expertise, and the jointly maintained back-up site, it is feasible for this customer to run the software on its own without significant penalty. Accordingly, the Company accounts for this contract in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 97-2, as amended”) using the residual method. In this case the contract calls for a license fee, specific fees for initial professional services as locations are brought live (implementation fees) and ongoing hosting services for each location. Under the residual method, the total contract fee for this contract was first allocated to the fair value of the undelivered elements (i.e., implementation services and hosting fees) based on their vendor specific objective evidence (“VSOE”) and the remaining portion of the total contract fee was allocated to the software license. The Company determined the VSOE of fair value for the implementation services based upon its current and historical pricing for those services when sold separately and VSOE of fair value for hosting services based upon substantive renewal rates. Per the terms of this contract, the timing of the payment of the license fee for this contract was based upon the number of Public Entities signing agreements. Accordingly, the license fee revenue was recognized as the milestones were met and the license payments became due. The final milestone was achieved in 2004. Implementation fees for this contract are recognized as revenue upon completion of the professional services, in accordance with the client specifications and hosting services fees are recognized over the hosting services term, generally one year.

Deferred revenue includes amounts received from customers for which revenue has not been recognized and generally result from advance customer payments for hosting services fees for services not yet rendered and deferred until all requirements under EITF 00-3, SAB 13 or SOP 97-2, as applicable, are met. Deferred revenue is recognized upon delivery of our product, as services are rendered, or as other requirements requiring deferral are satisfied.

(iv) Software Development Costs

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development costs until technological feasibility has been established for the product. Once technological feasibility is established, all development costs should be capitalized until the product is available for general release to customers. For new versions of our products Elcom typically does not achieve technological feasibility far enough in advance of general release to warrant the capitalization of subsequent development costs. Judgment is required in determining when the technological feasibility of a product is established and in estimating the life of the product for which the capitalized costs will be amortized.

(v) Accounting for Convertible Debentures and Other Equity Matters

During 2003, Elcom raised funds via private placements to accredited investors of 10% Senior Convertible Debentures due 2013 (the “Debentures”). The Company believes the Debentures are a conventional convertible debt instrument and has accounted for the Debentures in accordance with Accounting Principles Board Opinion Number 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In accordance with these pronouncements the Company has recorded non-cash interest expense and offsetting credits to equity (paid-in-capital) totaling $1,587,000 over the last three years. These entries are intended to reflect, as interest expense, the Beneficial Conversion Feature (“BCF”) of the difference between the per share conversion price of the Debentures and the then current trading price of the Company’s common stock when the Debentures were issued or amended. In accordance with the pronouncements, the BCF recorded is limited to the face amount of the Debentures and related interest that is paid-in-kind. The Debentures also provided for adjustment of the per share conversion price in the event that equity was raised after the issuance of the Debentures, at a price less than the original per share Debenture conversion price. Accordingly, an adjustment to the Debenture conversion price (from $0.125 per share to $0.046 per share) was made in conjunction with common stock issuances by Elcom in December 2005. The Debentures provided that adjustments to the per share conversion price would be made on a weighted average basis, which by its terms would always result in an adjusted per share conversion price in excess of the then (lower) fair market value of the Company’s common stock, as determined by such subsequent common stock issuance transactions. Therefore, the Company believes that the conversion price adjustment feature of its Debentures had no assignable value and, accordingly, Elcom has not recorded an additional non-cash expense and related offsetting entry to equity (paid-in-capital). The Debentures converted to common stock at an adjusted per share price of $0.04643, when the Company closed on the sale of its common stock with third parties at a price of $0.0266 per share. If the Company had made a different assessment of the value of the conversion price adjustment feature, its recorded non-cash expenses might have been materially higher, and a further credit to equity (paid-in-capital) would have been recorded to offset the higher expense amount. In addition, there are other complex accounting considerations related to equity registration rights and, although Elcom believes that any such expense adjustments would be recorded as non-cash expenses, such amounts could materially affect the Company’s reported results. Elcom believes that it is not required to record an estimated expense related to such registration rights.

Off-Balance Sheet Financings

The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in the financial statements.

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

In addition, the Company intends to commit incremental resources to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace for public sector organizations in the U.K. under its agreements with PASSL and PA. Future revenue under this arrangement is contingent primarily on the timing and rate of adoption by U.K. Public Entities of the Zanzibar eMarketplace, as well as the timing and level of costs incurred to develop the required infrastructure to support the architecture of the Zanzibar eMarketplace, stage one (of three stages) of which was accepted in February 2006, and the ability of the consortium, as a whole, to operate on a profitable basis.

If further business fails to develop under the Capgemini agreement or if the Zanzibar eMarketplace does not attract a profitable level of clients, or if the U.S. Initiatives do not expand as expected, or if the Company is unable to perform under any of these agreements, it would have a material adverse affect on the Company’s future financial results.

Outlook

As evidenced by the level of SG&A, research and development, and cost of revenues, the Company’s expenditures in 2005 have remained relatively flat as compared to 2004, and well below the levels in years prior to 2004. The Company’s implementation of cost containment programs has significantly reduced its expenses and cash requirements from previous levels. Although the Company has been able to maintain a reduced level of operating expenses, the Company expects that its operating loss will continue through 2006. Improvements in revenues and operating results from operations in future periods will not occur without the Company being able to generate incremental operating revenues from existing and new clients. The Company’s future level of success is also dependent upon its ability to retain its key executive management.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the necessity for the Company to generate incremental operating revenues and whether this objective can be met given the overall marketplace and client’s acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth; (ii) the consequent results of operations given the aforementioned factors; and (iii) the necessity of the Company to achieve profitable operations within the constraints of its existing resources, and if it can not, the availability of incremental capital funding to the Company and other risks detailed from time to time in this Annual Report on Form 10-KSB and in its other SEC reports and statements, including particularly the Company’s “Risk Factors” contained in the prospectus included as part of the Company’s Registration Statement on Form S-3 filed on June 21, 2002. The Company assumes no obligation to update any of the information contained or referenced in this Annual Report on Form 10-KSB.

Item 7.	Financial Statements

See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings (loss) per share information for the Company is included in Note (1)(n), of the Notes to Consolidated Financial Statements.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

In connection with the audits of the Company’s consolidated financial statements for the two fiscal years ended December 31, 2005 and 2004, the Company and the Company’s independent public accountants, Vitale Caturano and Company, Ltd. (“VCC”), had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of VCC, would have caused VCC to make reference thereto in its report on the financial statements of the Company for such years. Additionally, during the Company’s fiscal year ended December 31, 2005 there were no reportable events (as defined in Regulation S-K Item 304 (a) (1) (v)).

Item 8A.	Controls and Procedures.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-KSB.

There was no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The information concerning the directors of the Company is set forth in the definitive Proxy Statement (the “Proxy Statement”) to be sent to stockholders in connection with the Company’s 2006 Annual Meeting of Stockholders, under the heading “Election of Directors”, which information is incorporated herein by reference.

Information concerning each executive officer of the Company is set forth in the Proxy Statement under the heading “Management — Executive Officers”, which information is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act and the Company’s code of ethics is set forth in the Proxy Statement under the headings “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics”, which information is incorporated herein by reference.

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

Crowell and Smith Secured Promissory Notes

As of April 6, 2005, the Company entered into bridge-loan transactions with each of Robert J. Crowell, the Chairman of Elcom, and William W. Smith, the Vice-Chairman and a Director of the Company (the “Holders”) in order to obtain operating funds to allow the Company to continue operations. In return for each of the Holders loaning the Company a total of $120,000, the Company issued each of them a 12% Secured Promissory Note (the “12% Notes”). The 12% Notes were secured pursuant to an Amended and Restated Collateral Agency and Security Agreement, which is described below. The material terms of each of the 12% Notes issued by the Company to the Holders were identical. Each of the 12% Notes originally issued to the Holders was in the amount of $100,000, and each 12% Note was increased to $120,000 upon the advance of additional funds in August 2005. Interest upon the outstanding principal amount of the 12% Notes was payable in cash quarterly in arrears, at a rate of 12% per annum. The 12% Notes provided that the Company could not prepay any portion of the outstanding principal amount or any interest accrued on the principal amount which is unpaid; however, the 12% Notes provided the Holders with a put option, pursuant to which each Holder could put their respective 12% Note to the Company for payment at any time. If a Holder exercised his put option, the Company was required to forthwith pay in cash (a) the aggregate outstanding principal advanced under the 12% Note, (b) 12% interest accrued on such aggregate outstanding principal amount through the date of the exercise of the put option, less amounts previously paid and (c) a put premium equal to 7.5% per annum of the aggregate outstanding principal amount of the 12% Note, for the period the aggregate principal amount thereunder was outstanding. The 12% Notes had a term of seven (7) years, after which time the aggregate outstanding principal advanced under the 12% Notes and accrued interest were due and payable.

In conjunction with the issuance of the 2005 Regulation S Shares, on December 21, 2005 the Company and the Holders entered into 8% Convertible Promissory Notes (the “8% Notes”) in exchange for cancellation of the 12% Notes. The following is a summary of the material features of the 8% Notes. Each of the 8% Notes issued to the Holders was in the principal amount of $120,000. Interest upon the outstanding principal amount of the 8% Notes, accrued at a rate of 8% per annum, and was payable upon maturity of the loan. The 8% Notes were also secured pursuant to the Amended and Restated Collateral Agency and Security Agreement, which is described below. The 8% Notes issued to Mr. Crowell and Mr. Smith had different maturity provisions. Mr. Crowell’s 8% Note provided that the principal amount and interest accrued thereon would be due and payable within five (5) business days after the Company notified the payee that it had adequate funds to repay the 8% Notes, while Mr. Smith’s 8% Note provided that his note would be payable in full after the Company reported two sequential quarters of positive cash flow from operations. The 8% Notes also provided that the payee had the option to convert the principal amount and interest accrued thereon into common stock to be issued pursuant to an exemption from registration under Regulation D of the Securities Act. The per share conversion price would be calculated based on a weighted average of (i) a 50-day average of the AIM Exchange closing bid and ask prices of the Company’s common stock issued in

April 2004 and listed on the AIM Exchange, and (ii) the per share price of the 2005 Regulation S Shares; subject to the proviso that such conversion price must be more than the per share price of the 2005 Regulation S Shares. The 8% Notes also provided the Holders with certain piggyback registration rights covering any common stock obtained by conversion thereof.

On December 21, 2005, Mr. Smith converted his 8% Note and all interest accrued thereon into common stock in an issuance exempt from registration pursuant to Regulation D under the Securities Act. The aggregate of principal and accrued interest under Mr. Smith’s 8% Note was $126,800 and the calculated weighted average conversion price was $0.0276 (as described above), resulting in the issuance of 4,593,287 shares of common stock to Mr. Smith as of December 21, 2005.

Mr. Crowell’s 8% Note was repaid in full by the Company in early January 2006, and all interest accrued thereon was also paid in full. The aggregate principal balance of Mr. Crowell’s 8% Note was $120,000 as of December 31, 2005, and interest paid thereon was approximately $7,600.

U.K. Secured Promissory Notes

Beginning in July of 2005, through December 2005, the Company borrowed a total of £1,165,000 (approximately $2,029,000) in twelve (12) separate advances from non-U.S. investors pursuant to 8% Convertible Promissory Notes (the “U.K. Loans”) in order to obtain operating funds to allow the Company to continue operations. All of these loans were transferred to the Company by Smith & Williamson Investment Management Limited (“SWIM”). The loans were secured by a security interest in substantially all of the Company’s assets pursuant to an Amended and Restated Collateral and Security Agreement, as described below. The terms of the loans provided that interest upon the principal amount accrued at a rate of 8% per annum. The notes provided that the principal amount and all interest accrued thereon was due and payable within five (5) business days after the Company notified the payee that it had adequate funds to repay the loans. The loans also provided that the payee had the option to convert the principal amount and interest accrued thereon, into common shares in the 2005 Regulation S Shares issuance.

U.K. Loans in the aggregate principal amount of £300,000 (approximately $532,000) and related accrued interest of £9,000 (approximately $15,000) were converted into 20,563,711 2005 Regulation S Shares in the December 2005 issuance. In addition, U.K. Loans totaling £180,000 (approximately $318,000) plus interest of £3,000 (approximately $5,000) were paid off in December 2005, and the remaining £685,000 (approximately $1,179,000) balance of the U.K. Loans and related accrued interest of £7,000 (approximately $12,000) were paid off in early January 2006.

Collateral Agency and Security Agreement

On April 6, 2005, the Company entered into a Collateral Agency and Security Agreement with William W. Smith, the Vice-Chairman and a Director of the Company, as Collateral Agent, and the secured parties thereto (the “Security Agreement”) in order to secure the 12% Notes issued by the Company to Robert J. Crowell, the Chairman of Elcom, and Mr. Smith. Pursuant to the Security Agreement, the Company granted a first priority senior security interest in the all of the personal property and intellectual property of the Company, wherever located, and now owned or hereafter acquired, to the Collateral Agent, for the benefit of the Holders, to secure the payment or performance of the Company’s obligations under the 12% Notes. During August 2005, additional advances were made under the 12% Notes increasing the aggregate balance to $240,000, from $200,000. In order to secure advances under the U.K. Loans received by the Company from non-U.S. investors (the “Non-U.S. Lenders”), the Company amended and restated the Security Agreement on August 9, 2005 to add the Non-U.S. Lenders as additional secured parties (the “Amended and Restated Security Agreement”). The material terms of the Amended and Restated Security Agreement were the same as those of the Security Agreement, except that the Non-U.S. Lenders were additional secured parties, and other lenders could also be added to the Amended and Restated Security Agreement. Upon receipt of documentation, the Company added any Non-U.S. Lender who advanced funds to the Company as a secured party under the Amended and Restated Security Agreement. Similar to the Security Agreement, the Amended and Restated Security Agreement granted a first priority senior security interest in all of the personal property and intellectual property of the Company, wherever located, and now owned or hereafter acquired, to the Collateral Agent, for the proportional benefit of the secured parties, to secure the payment or performance of the Company’s obligations under the 12% Notes and the U.K. Loans. As a result of financing received from the issuance of the 2005 Regulation S Shares and the consequent loan repayments described above, the Amended and Restated Security Agreement is no longer in effect.

Convertible Debentures

On April 23, 2003, the Company closed a private placement to accredited investors (the “Private Placement”) of the Debentures, generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman of the Company invested $300,000, John E. Halnen, the President, CEO, and a director of the Company invested $60,000, William W. Smith, the Company’s Vice Chairman invested $300,000 and Andres Escallon, the Chief Technology Officer of the Company invested $50,000 (collectively, the “Inside Investors”). The Company also paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. The Company also paid and expensed (as additional compensation) estimated income and withholding taxes on such amounts of $32,000 on behalf of Mr. Crowell and $39,000 on behalf of Mr. Halnen. In addition, SWIM Nominees invested $176,000 and other Company stockholders in the U.K. invested $63,000. Inside Investors are considered related parties and invested a total of $710,000 in the Company via purchases of Debentures in April 2003.

On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman of the Company invested $150,000, William W. Smith, the Vice Chairman of the Company invested $50,000 (both the “Inside Investors”) and SWIM Nominees invested $100,000 and another Company stockholder invested $15,000. Inside Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.

As of December 31, 2004, Inside Investors had invested an aggregate of $910,000 of the $1,264,000 invested in the Company via the purchase of Debentures.

The Debentures carried a 10% interest rate. The Debentures were amended in 2004 to provide that interest is payable in-kind upon conversion or at maturity. The principal and interest were payable in kind upon conversion or at maturity on April 23, 2013. The Company accrued interest totaling $199,000 as of December 31, 2004, and $323,000 as of December 22, 2005, when the Debentures were converted as previously described above.

The Debentures were collateralized by a security interest in substantially all of the Company’s assets for a two-year period which ended on April 23, 2005. The Debentures were originally convertible into common stock of the Company at a conversion price of $0.1246 per share, subject to anti-dilution provisions. As a result of the issuance of the 2005 Regulation S Shares (at less than the original conversion price), the per share conversion price of the Debentures was adjusted on a weighted average basis to a per share conversion price of $0.04643. The Debenture holders also have certain registration rights, as set forth in the Registration Agreement dated April 23, 2003 by and among the Company and the holders, as amended on October 16, 2003.

On December 22, 2005, the Company’s Debentures and all interest accrued thereon automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the SEC. The bulk of the SWIM Entities’ shares are 2005 Regulation S Shares. Based on the SWIM Entities’ Schedule 13D, and the Company’s records, including the shares issued upon the conversion of the SWIM Nominees’ Debentures, the SWIM Entities own approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 Debenture Shares were issued upon the automatic conversion of Debentures in the aggregate principal amount of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000. The Debentures converted at an adjusted per share price of approximately $0.04643. The Debenture Shares are not registered under the Securities Act, and were issued in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Act. Robert J. Crowell, Chairman of the Company, William W. Smith, Vice Chairman of the Company, and John E.

Halnen, President, Chief Executive Officer and a Director of the Company, each held Debentures and, as a result of the conversion of the Debentures, 12,121,413 shares of common stock were issued to Mr. Crowell, 9,496,995 shares of common stock were issued to Mr. Smith, 1,636,957 shares of common stock were issued to Mr. Halnen and, 7,420,991 shares of common stock were issued to SWIM Nominees.

Other Transactions

On March 31, 2004, the Company issued 150,000 shares of common stock to Robert J. Crowell in lieu of options to be granted, and recorded compensation expense of $31,000. The amount expensed was based on the March 31, 2004 closing price of the Company’s common stock on the Over The Counter Bulletin Board of $0.21 per share. These compensatory shares of the Company’s common stock, were issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act.

During the first four months of 2004, the Company received funds, pursuant to bridge loan agreements, from each of Robert J. Crowell ($150,000) and William W. Smith ($110,000), totaling $260,000. These advances were made to provide funds for the Company to operate until the Company’s issuance of the 2004 Regulation S Shares. The advances bore interest at 10% (the same rate as the Company’s Debentures) and were repaid in April 2004 from the proceeds of the sale of 2004 Regulation S Shares. In 2004, the total interest paid on these loans was approximately $1,900 ($1,300 to Mr. Crowell and $600 to Mr. Smith).

Item 13.	Exhibits

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

Elcom International, Inc.
(Registrant)

By:	/s/ John E. Halnen
John E. Halnen
President and Chief Executive Officer

Date: March 23, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Robert J. Crowell Robert J. Crowell	Chairman of the Board of Directors	March 23, 2006

/s/ John E. Halnen John E. Halnen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2006

/s/ Laurence F. Mulhern Laurence F. Mulhern	Chief Financial Officer (Principal Financial Officer)	March 23, 2006

/s/ William W. Smith William W. Smith	Vice Chairman and Director	March 23, 2006

/s/ Richard J. Harries Richard J. Harries, Jr.	Director	March 23, 2006

/s/ John W. Ortiz John W. Ortiz	Director	March 23, 2006

Sean P. Lewis	Director	March 23, 2006

CONSOLIDATED FINANCIAL STATEMENTS

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

The following consolidated financial statements of Elcom International, Inc. are included in response to Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elcom International, Inc.:

We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive income (loss), stockholder’s equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about the entity’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Vitale, Caturano & Company, Ltd.
VITALE, CATURANO & COMPANY, LTD.

March 6, 2006
Boston, Massachusetts

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,399	$390

Accounts receivable:
Trade	548	354
Less — Allowance for doubtful accounts	45	47

Accounts receivable, net	503	307
Prepaids and other current assets	119	53

Total current assets	7,021	750

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	20,675	20,639
Furniture, equipment and leasehold improvements	3,088	3,088

	23,763	23,727
Less — Accumulated depreciation and amortization	23,020	22,708

	743	1,019
OTHER ASSETS	10	10
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	48

	$7,774	$1,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligation	$27	$30
Related party convertible loan payable	120	—
Convertible loans payable	1,179	—
Accounts payable	547	468
Deferred revenue	545	510
Related party accrued salary, bonuses and interest	1,121	709
Accrued expenses and other current liabilities	2,525	1,712
Current liabilities of discontinued operations	62	303

Total current liabilities	6,126	3,732
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	—	27
OTHER LONG TERM LIABILITY	423	546
RELATED PARTY CONVERTIBLE DEBENTURES, net of discount	—	261
CONVERTIBLE DEBENTURES, net of discount	—	101

Total liabilities	6,549	4,667

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding — none	—	—
Common stock, $.01 par value; Authorized — 500,000,000 and 200,000,000 shares — issued — 399,152,859 and 61,812,569 shares	3,992	618
Additional paid-in capital	125,263	118,703
Accumulated deficit	(122,483)	(116,643)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(835)	(806)

Total stockholders’ equity (deficit)	1,225	(2,840)

	$7,774	$1,827

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2005	2004
	(In thousands, except per share data)

Net revenues:
License, hosting services and other fees	$2,081	$2,997
Professional services	633	810

	2,714	3,807
Cost of revenues	718	460

Gross profit	1,996	3,347
Operating Expenses:
Selling, general and administrative	5,413	6,032
Research and development	825	320

Total operating expenses	6,238	6,352

Operating loss	(4,242)	(3,005)
Interest expense	(1,605)	(251)
Interest and other income (expense), net	7	(16)

Loss before income taxes	(5,840)	(3,272)
Income taxes	—	—

Net loss	(5,840)	(3,272)
Other comprehensive income (loss), net of tax	(29)	33

Comprehensive loss	$(5,869)	$(3,239)

Basic and diluted net loss per share	$(0.08)	$(0.06)

Weighted average number of basic and diluted shares outstanding	72,173	52,504

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Accumulated
	Common Stock		Additional		Treasury	Other	Total
	Number	$.01 Par	Paid-in	Accumulated	Stock,	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	At Cost	Income (Loss)	Equity (Deficit)
	(In thousands, except number of shares)

BALANCE, JANUARY 1, 2004	31,432,546	$314	$115,886	$(113,371)	$(4,712)	$(839)	$(2,722)
Exercise of common stock options	52,450	1	4	—	—	—	5
Common stock issued as compensation	550,000	5	110	—	—	—	115
Sale of common stock, net of offering costs of approximately $709	29,777,573	298	2,703	—	—	—	3,001
Net loss	—	—	—	(3,272)	—	—	(3,272)
Cumulative translation adjustment	—	—	—	—	—	33	33

BALANCE, DECEMBER 31, 2004	61,812,569	$618	$118,703	$(116,643)	$(4,712)	$(806)	$(2,840)
Sale of common stock, net of offering costs of approximately $240	278,018,333	2,780	4,375	—	—	—	7,155
Common stock issued upon conversion of loans payable and related accrued interest	25,156,998	252	422	—	—	—	674
Stock option granted to non-employee	—	—	1	—	—	—	1
Additional beneficial conversion feature of convertible debentures due to reduction in per share conversion price	—	—	517	—	—	—	517
Common stock issued upon conversion of convertible debentures and related accrued interest	34,164,959	342	1,245	—	—	—	1,587
Net loss	—	—	—	(5,840)	—	—	(5,840)
Cumulative translation adjustment	—	—	—	—	—	(29)	(29)

BALANCE, DECEMBER 31, 2005	399,152,859	$3,992	$125,263	$(122,483)	$(4,712)	$(835)	$1,225

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(5,840)	$(3,272)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization of property, equipment and software	333	598
Amortization of convertible debenture beneficial conversion feature	1,419	108
Non-cash interest expense	145	127
Stock based compensation	1	115
Deferred rent expense	312	103
Provisions for doubtful accounts receivable	2	8
Changes in current assets and liabilities:
Accounts receivable	(198)	712
Prepaids and other current assets	(66)	(10)
Accounts payable	79	(213)
Deferred revenue	35	(223)
Accrued expenses and other current liabilities	1,113	231

Net cash used in continuing operations	(2,665)	(1,716)

Net cash used in discontinued operations	(241)	(141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and software	(57)	(772)
Decrease in other assets and deferred costs	—	5

Net cash used in investing activities	(57)	(767)

Net cash provided by investing activities of discontinued operations	48	32

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(30)	(5)
Proceeds from loans payable	2,269	290
Repayment of loans payable	(318)	(1,403)
Increase (decrease) in other long term liability	(123)	546
Proceeds from issuance of common stock, net	7,155	3,006

Net cash provided by financing activities	8,953	2,434

FOREIGN EXCHANGE EFFECT ON CASH	(29)	33

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,009	(125)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	390	515

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,399	$390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26	$6

Income taxes paid	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Discount on convertible debentures and accrued interest related to reduction in per share conversion price	$517	$—

Conversion of convertible debentures and accrued interest to equity	$1,587	$—

Conversion of loans payable and accrued interest to equity	$674	$—

Acquisition of equipment under capital lease	$—	$62

Stock based compensation	$1	$115

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nature of Operations

Beginning in early 2002, Elcom International, Inc. (the “Company” or “Elcom”) has operated solely as a leading provider of remotely-hosted, electronic procurement and electronic marketplace Internet-based software solutions (collectively, “ePurchasing”). The Company’s ePurchasing solutions combine robust integrated eProcurement and eMarketplace capabilities and are remotely-hosted in the Company’s data center. Management believes the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

Since its inception in 1992, the Company has developed its PECOStm (Professional Electronic Commerce Online System) software, which automates many supply chain and financial settlement functions associated with procurement. The Company intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. The Company has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or eNegotiation, functions from a third party, which module is offered as optional functionality to clients. The Company’s PECOStm solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

Prior to operating solely as an ePurchasing solutions provider, Elcom also sold computer-oriented information technology products (“IT products”) and services in both the United States (“U.S.”) and the United Kingdom (“U.K.”). On December 31, 2001, the Company sold its U.K. IT products business and, on March 29, 2002, Elcom divested itself of certain assets associated with its U.S. IT products and services business, all as more fully described in Note (8). As provided by applicable accounting conventions, the consolidated financial statements present all of the IT products and services business as a discontinued operation for all periods presented.

As of December 31, 2005, the Company had approximately $6.4 million of cash and cash equivalents and current assets of approximately $7.0 million and had current liabilities of approximately $6.1 million. The ultimate success of the Company is dependent upon achieving additional revenues by marketing its ePurchasing solutions, typically through channel partners, until the Company is operating profitably. The Company has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $2.9 million of cash used in operating activities in 2005, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. The Company believes that as a result of its recent issuances of common stock (Note (6)), including common stock listed on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”), that it has the funds required to perform under its current contracts, however it expects to incur a net loss in 2006. In order to achieve profitable operations Elcom is dependent upon generating significant new revenues from existing and future contracts. There can be no assurance that such incremental revenues can be realized by the Company. However, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(d) Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2005 and 2004 consisted of $6,399,000 and $390,000, respectively, of deposits with banks and financial institutions, which were unrestricted as to withdrawal or use and had original maturities of less than three months. Cash and cash equivalents are stated at cost, which approximates market value.

(e) Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2005 and 2004, the allowance for doubtful accounts was $45,000 and $47,000, respectively.

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

During 2005 and 2004 the Company did not capitalize any software development costs under SOP 98-1. There were no previously capitalized software development costs written off in 2005 or 2004.

(g) Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates for impairment its long-lived assets to be held and used or to be disposed of other than by sale whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. The Company’s cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. The Company’s estimates of fair value represent the best estimate based on industry trends and market rates and transactions. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less costs to sell, and depreciation of such assets ceases. As of December 31, 2005 and 2004, the Company believes no impairment of long-lived assets exists.

(h) Revenue Recognition

License, hosting services and other fees revenues consist principally of ongoing fees for hosting of the Company’s software. Professional services revenues consist principally of implementation, consulting and training fees for users of the Company’s software solutions.

The Company’s specific policies for recognition of hosting services revenues, other fees revenues, and professional services revenues are as follows:

License and Hosting Services Revenue.  The Company has historically offered both enterprise and non-enterprise (hosted) versions of its PECOS solution. For the years ended December 31, 2005 and 2004, all Company revenues relate to hosting services agreements.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of its software solution specific to the client before the hosting term begins. Hosting services agreements also generally call for the Company to provide technical support and software updates and upgrades to customers during the term of the agreement. The Company recognizes these hosting services revenues over the hosting term, which is typically one year, in accordance with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and SEC Staff Accounting Bulleting Topic 13, Revenue Recognition.  Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and time-based hosting services fees thereafter. If an agreement provides for the payment of fees, beyond those for hosting services and implementation, this additional fee is typically recognized ratably over the first year of the arrangement, as all current hosting services agreements are subject to annual renewal by the customer.

One of the Company’s customers, Capgemini UK Plc (“Capgemini”), has an unfettered contractual right to take possession of the software at any time, and the Company and Capgemini jointly maintain a “hot back-up site” to support certain customer requirements. The Company has concluded that, due to Capgemini’s technological expertise, and the jointly maintained back-up site, it is feasible for this customer to run the software on its own without significant penalty. Accordingly, the Company accounts for this contract in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 97-2, as amended”) using the residual method. In this case the contract calls for a license fee, specific fees for initial professional services as locations are brought live (implementation fees) and ongoing hosting services for each location. Under the residual method, the total contract fee for this contract was first allocated to the fair value of the undelivered elements (i.e., implementation services and hosting fees) based on their vendor specific objective evidence (“VSOE”) and the remaining portion of the total contract fee was allocated to the software license. The Company determined the VSOE of fair value for the implementation services based upon its current and historical pricing for those services when sold separately and VSOE of fair value for hosting services based upon substantive renewal rates. Per the terms of this contract, the timing of the payment of the license fee for this contract was based upon the number of sites signing agreements. Accordingly, the license fee revenue was recognized as the milestones were met and the license

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments became due. The final milestone was achieved in 2004. Implementation fees for this contract are recognized as revenue upon completion of the professional services, in accordance with the client specifications and hosting services fees are recognized over the hosting services term, generally one year.

Other Fees Revenue.  The Company also earns fees from certain clients by providing a separate, test instance of its hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. Test system fees are included in other fees revenues as earned. Usage and volume related fees derived from “eMarketplace” activities are recognized as earned and are included in other fees revenues. The Company also earns fees from certain suppliers for maintaining their data in the ePurchasing system for mutual customers, which fees are recognized as earned and are also included in other fees revenues.

Professional Services Revenue.  Professional services revenue, primarily implementation, training and other technical consulting services are generally recognized at the time the service is performed and it is determined that the Company has fulfilled its related obligations.

Deferred Revenue.  Revenue on software transactions in which there are outstanding obligations is deferred and recognized once such obligations are fulfilled. Included in deferred revenue at December 31, 2005 and 2004 was deferred revenue associated with the Capgemini UK Plc agreement of $387,000 and $329,000, respectively.

(i) Advertising and Marketing

The Company expenses advertising and marketing costs as incurred. Company advertising expenses, which relate to the Company’s ePurchasing technology product for 2005 and 2004 totaled approximately $26,000 and $36,000, respectively.

(j) Research and Development

Expenditures for the research and development of the Company’s products to be marketed are expensed as incurred, except for certain software development costs. Specifically, costs associated with the development of computer software are expensed as incurred prior to the establishment of technological feasibility as defined by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Costs incurred subsequent to the establishment of technological feasibility and prior to the general release of the products are capitalized. There were no software development costs capitalized during 2005 and 2004. As of December 31, 2005 and 2004 gross capitalized software costs were $892,000, and related accumulated amortization was $892,000. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be eighteen months. The Company assesses the recoverability of capitalized software costs by comparing the cost capitalized for each product, to the net of estimated future gross revenues less the estimated future cost of completing, maintaining, supporting and disposing of the product. No impairment charges were booked in 2005 or 2004 in conjunction with the Company’s recoverability assessments.

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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(m) Stock-Based Compensation

The Company’s Board of Directors has adopted nine stock option plans and stockholders have approved the adoption of all such stock option plans (the “Option Plans”). As of December 31, 2005, all Option Plans provided that up to an aggregate of 33,762,424 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of the Company, as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”). Under the terms of the Option Plans, ISOs are granted at not less than the estimated fair market value of the Company’s common stock on the date of grant and at 110% for shareholders who own more than 10% of the outstanding shares. The Option Plans also provide that the options are exercisable on varying dates, as determined by the Compensation Committee for each plan, and have terms not to exceed 10 years. In addition, four of the Company’s Option Plans allow for the exercise of vested options for a 180-day period commencing on the date of employee termination, provided that such termination is without “cause”. Under all other Stock Option Plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options vest and the optionee may exercise his or her options for up to 90 days following the date of termination.

One of the Option Plans, the 1995 Non-employee Director Stock Option Plan (the “1995 Non-employee Director Plan”) provides for up to 250,000 nonqualified stock options to acquire the Company’s common stock to be reserved for grant to outside directors of the Company. Upon joining the Board of Directors, any new non-employee director is automatically granted 5,000 nonqualified stock options. All non-employee directors are granted up to an additional 15,000 nonqualified stock options annually thereafter, while remaining on the Board of Directors. The 1995 Non-employee Director Plan provides that options are granted at fair market value on the date of grant, vest ratably over three years, and have terms not to exceed 10 years.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information relating to the Company’s Option Plans (including convertible shares from the elcom, inc.  option plan) during each of the years in the two-year period ended December 31, 2005 is as follows:

		Option	Weighted
	Number of	Exercise Price	Average
	Shares	Per Share	Exercise Price

Outstanding, January 1, 2004	11,297,827	$0.08 – 22.50	$1.89
Granted	6,549,999	0.10 – .24	0.16
Terminated	(700,874)	0.08 – 12.63	1.70
Exercised	(52,450)	0.08 – 0.20	0.09

Outstanding, December 31, 2004	17,094,502	$0.08 – 22.50	$1.24
Granted	100,000	0.08	0.08
Terminated	(1,691,165)	0.08 – 22.50	2.05
Exercised	—	—	—

Outstanding, December 31, 2005	15,503,337	$0.08 – 22.50	$1.14

Exercisable, December 31, 2004	9,251,303	$0.08 – 22.50	$2.16

Exercisable, December 31, 2005	11,739,586	$0.08 – 22.50	$1.46

The following table summarizes information about stock options (including convertible options from the elcom, inc.  plan) outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.08 – 0.105	2,869,999	7.20	$0.09	2,298,999	$0.09
0.14 – 0.20	4,767,000	8.09	0.17	1,787,501	0.18
0.22 – 0.30	1,675,000	5.28	0.26	1,461,748	0.26
0.45 – 0.49	1,793,250	5.67	0.45	1,793,250	0.45
0.60 – 0.94	429,000	4.22	0.85	429,000	0.85
1.00 – 1.69	1,358,464	4.53	1.47	1,358,464	1.47
1.77 – 3.81	600,313	3.69	3.40	600,313	3.40
4.06 – 4.81	992,630	3.82	4.43	992,630	4.43
5.03 – 5.88	565,363	2.27	5.38	565,363	5.38
6.00 – 8.00	410,318	1.08	7.31	410,318	7.31
12.63 – 22.50	42,000	4.01	13.80	42,000	13.80

	15,503,337			11,739,586

As of December 31, 2005, 33,762,424 shares of common stock have been reserved for issuance under the Company’s stock option plans.

The Company’s wholly-owned technology subsidiary, elcom, inc. also maintains a stock option plan (the “elcom, inc. Plan”) pursuant to which two million shares of its common stock are reserved for issuance. The elcom, inc. Plan has provisions similar to the Option Plans discussed above. During 2005 and 2004, 7,500 and 60,500 stock options were terminated, respectively, leaving a balance of 319,250 and 327,250 outstanding at December 31, 2005 and 2004, respectively. All stock options under this plan were issued at $3.82 and 319,750 were exercisable as of

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005. In addition, for each elcom, inc. option granted, the optionee received 0.65 of an option to purchase the Company’s common stock, all of which were included in the Company’s SFAS 148 pro forma calculation. In the event the optionee exercises this Company stock option, the elcom, inc. stock options automatically terminate.

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

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant date fair value of the equity instruments issued, whichever is more reliably measurable. In 2005 the Company issued a former employee a nonqualified stock option to purchase 100,000 shares of the Company’s common stock at $0.08 per share, the fair market value on the date of grant. The Company recorded an expense of $1,000 in 2005, to reflect the ratable expensing of a portion of the total estimated fair market value of the option, based on the contractual vesting term, at the date of the grant, calculated as $0.07 per share, based on the Black-Scholes option pricing model, using a volatility factor of 142%, a risk free interest rate of 4.38%, an expected dividend yield of 0%, and a contractual life of ten years. At December 31, 2005, all of these options were outstanding, and none were exercisable.

Had compensation cost for awards under the Option Plans (including shares from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows:

	2005	2004
	(In thousands, except per share data)

Net loss:
As reported	$(5,840)	$(3,272)

Plus — stock based compensation under APB Opinion No. 25	1	—
Less — stock based compensation under SFAS No. 123	(317)	(809)

Pro forma	$(6,156)	$(4,081)

Net loss per share:
As reported — basic and diluted	$(0.08)	$(0.06)

Pro forma — basic and diluted	$(0.09)	$(0.08)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Volatility	163.1%	117.9%
Risk-free interest rate	4.33%	3.61%
Expected life of options	5 years	5 years
Expected dividend yield	0%	0%

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during 2005 and 2004 were $0.07 and $0.13, respectively.

(n) Net Loss Per Share

Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods. Diluted EPS gives effect to all potential common shares outstanding during the period. As the Company was in a net loss position for all periods presented, diluted EPS is the same as basic EPS because the effect of any potential common stock equivalents would be antidilutive. Total potentially dilutive securities were 451,000 and 1,105,000, in 2005 and 2004, respectively.

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

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its customers. The Company maintains an allowance for potential credit losses, but historically has not experienced any losses in excess of the loss allowance related to individual customers or groups of customers in any particular industry or geographic area.

One customer represented 63% of net revenues in 2005, and 67% in 2004, respectively. As of December 31, 2005 and 2004, one customer individually accounted for 50% and 40% of trade accounts receivable, respectively.

(s) Recent Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. APB Opinion No. 29, Accounting for Nonmonetary Transactions (“APB 29”) required that nonmonetary exchanges be accounted for at fair value, subject to certain exceptions. SFAS 153 has removed the exception for nonmonetary exchanges of similar productive assets, and replaced it with an exception for exchanges that lack commercial substance. The provisions of SFAS 153 are effective prospectively for all nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Early adoption is permitted. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s consolidated financial statements.

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

For unvested awards, the compensation cost related to the remaining ’requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for either recognition or pro forma disclosures under SFAS 123. The Company will be adopting the modified prospective application of SFAS 123R. The adoption of SFAS 123R is expected to have a material effect on the Company’s reported results of operations. Although future option grants and changes in various assumptions used in determining the fair value of those awards issued or the amount and type of equity awards granted create uncertainty in the timing and amount of future expense. Based upon the options outstanding as of December 31. 2005, Elcom anticipates that future stock-based compensation expense will be similar to the historical SFAS 123 pro forma expense disclosures.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted this standard during 2003 and the adoption did not have an impact on the Company’s consolidated financial statements in 2005 or 2004.

(3)	Loans Payable

During the first and third quarters of 2005, the Company received bridge loan funds, pursuant to secured promissory notes, as amended, each in the amount of $120,000 (the “2005 Notes”), from each of Robert J. Crowell, Chairman and CEO of the Company and William W. Smith, Vice Chairman of the Company (each a “Holder” and, together, the “Holders”), for a total of $240,000. The Holders’ advances provided a portion of the funds required for the Company to continue operating until the Company’s 2005 AIM Exchange common stock issuance (see Note (6)). Interest upon the outstanding principal amount of the 2005 Notes accrued at a rate of 8%. The Crowell and Smith 2005 Notes had different maturity provisions. Mr. Crowell’s 2005 Note provided that the principal amount and interest accrued thereon was due and payable within five (5) business days after the Company notified the payee that it has adequate funds to repay the 2005 Notes, while Mr. Smith’s 2005 Note provided that his note is payable in full after the Company reports two sequential quarters of positive cash flow from operations. The 2005 Notes, at the option of the Holder, were convertible into the Company’s common stock, issuable in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Exchange Act of 1933, as amended (the “Restricted Shares”). The 2005 Notes also provided the Holders certain “piggy-back” registration rights, in the event they opted to convert their loan into Restricted Shares.

On December 21, 2005 Mr. Smith converted his $120,000 loan, plus approximately $7,000 in accrued interest thereon, into 4,593,287 Restricted Shares of the Company’s common stock, in accordance with the 2005 Notes’ conversion terms (see Note 6).

Mr. Crowell’s $120,000 loan was repaid in cash in January 2006, and a total of approximately $7,600 of interest was paid thereon. As of December 31, 2005, Mr. Crowell’s loan is recorded as a related party convertible loan payable in the accompanying consolidated balance sheet.

Beginning in early July, 2005 and through December, 2005 the Company received loans from non-U.S. investors aggregating £1,165,000 (approximately $2,029,000) (the “Non-U.S. Loans”). The loan advances provided a portion of the funds required for the Company to continue operating until the Company’s 2005 AIM Exchange common stock issuance. The Non-U.S. Loans bore interest at a rate of 8% per annum, and matured upon the closing of the Company’s 2005 AIM Exchange common stock issuance. The Non-U.S. Loans also provided that the amounts advanced and related accrued interest were convertible into common stock in the 2005 AIM Exchange common stock issuance, at the issuance price. In conjunction with the 2005 AIM Exchange common stock issuance, Non-U.S. Loans aggregating £300,000, plus accrued interest thereon of approximately £9,000 (totaling approximately $547,000), were converted into 20,563,711 shares of common stock issued in the 2005 AIM Exchange common stock issuance (see Note (6)). In addition, Non-U.S. Loans totaling £180,000 (approximately $318,000) plus interest were paid off in 2005, and the remaining £685,000 (approximately $1,179,000) balance of the Non-U.S. Loans and related accrued interest were paid off in early January 2006.

Both the 2005 Notes and the Non-U.S. Loans were proportionally secured by an Amended and Restated Collateral Agency and Security Agreement, as amended, with Mr. Smith, as Collateral Agent and the Holders and the non-U.S. investors, as secured parties (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted a first priority senior security interest in the all of the personal property and intellectual property of the Company, wherever located, and now owned or hereafter acquired, to the Collateral Agent, for the proportional benefit of the secured parties, to secure the payment and performance of the Company’s obligations under the loans.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first four months of 2004, the Company received funds, pursuant to bridge loan agreements, from each of Robert J. Crowell ($150,000), Chairman and CEO and William W. Smith ($110,000), Vice Chairman and Director, totaling $260,000. These advances were made to provide funds for the Company to operate until the Company’s sale of common stock in April 2004, as discussed in Note (6). The advances bore interest at 10% (the same rate as the Company’s Convertible Debentures) and were repaid in April 2004 from the proceeds of the sale of common stock (see Note 6). In 2004, the total interest paid on these loans was approximately $1,900 ($1,300 to Mr. Crowell and $600 to Mr. Smith).

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

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2005	2004

Salary, wages and benefits	$864	$418
Taxes, including U.K. Value Added Tax	123	116
Financial consulting	580	580
Legal and audit fees	216	124
Deferred rent	603	291
Interest	60	104
Other accruals	79	79

	$2,525	$1,712

The other long term liability relates to a portion of a long term software license payable over five years, beginning in the fourth quarter of 2004. This long term software license requires payments of $123,000, $135,000, $153,000 and $135,000, in 2006, 2007, 2008, and 2009, respectively.

(5)	Employee Benefits

The Company maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary Company contributions. Discretionary Company contributions to the U.K. defined contribution plan, in which participating employees are 100% vested, for the years ended December 31, 2005 and 2004 were $27,000, and $23,000, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. The Company has no material obligations for post retirement benefits.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Stockholders’ Equity

(a) Common Stock

On June 29, 2005, the Company’s stockholders approved and adopted an amendment to the Company’s Second Restated Certificate of Incorporation in order to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share, from 200,000,000 to 500,000,000. On June 30, 2005, the Company filed a Certificate of Amendment to its Second Restated Certificate of Incorporation amending the total number of shares of authorized common stock to 500,000,000.

(b) Preferred Stock

The Company has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate.

(c) Issuances of Common Stock Under Regulation S

On December 20, 2005, the Company agreed to issue an aggregate of 298,582,044 shares of its common stock (the “2005 Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”). The Company raised a total of approximately $7.2 million in cash, net of issuance costs and converted $547,000 of Non-U.S. Loans and related accrued interest (see Note 3) via issuance of the 2005 Regulation S Shares in the U.K. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The holders of the 2005 Regulation S Shares also have certain registration rights. The funds derived from the sale of the Regulation S Shares are being used to support the Company’s working capital requirements.

On April 16, 2004, the Company closed on the sale of 29,777,573 shares of its common stock (the “2004 Regulation S Shares” and together with the 2005 Regulation S Shares, the “Regulation S Shares”) to investors in the U.K., and listed the Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $3.7 million via issuance and sale of the 2004 Regulation S Shares in the U.K, with net proceeds to the Company of approximately $3.0 million. The 2004 Regulation S Shares were sold at a price of $0.1246 per share, which was equal to the original conversion rate of 10% Senior Convertible Debentures issued by the Company in previous placements. . The funds derived from the sale of the 2004 Regulation S Shares were used to support the Company’s working capital requirements.

The Regulation S Shares were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Securities Exchange Act of 1933, as amended (the “Securities Act”), for offers and sales of securities outside the U.S. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the U. S., to a “U.S. person” (as defined in the Securities Act) or for the benefit or account of a U.S. person, for a one-year period. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulation S Shares will be “restricted securities,” as the term is defined in Rule 144 under the Securities Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with the Company’s stock traded on the Over the Counter Bulletin Board until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission (“SEC”) or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Securities Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Issuances of Common Stock Under Regulation D

On December 21, 2005 Mr. Smith converted his 2005 Note principal of $120,000, plus approximately $7,000 in accrued interest thereon (see Note 3), into 4,593,287 shares of the Company’s common stock, issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act, issued at a per share price of approximately $0.0276. The per share conversion price was based upon a weighted average of the 2005 AIM Exchange common stock issuance and a fifty (50) day average of the closing bid and ask prices of the Company’s 2004 Regulation S shares on the AIM Exchange, in accordance with the terms of the 2005 Notes. Mr. Smith has certain “piggy-back” registration rights, also in accordance with the terms of the 2005 Notes.

On December 22, 2005, the Company’s 10% Senior Convertible Debentures (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of a majority interest in Elcom by Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”). Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Form 13D with the SEC. The bulk of the SWIM Entities’ shares are 2005 Regulation S Shares. Based on the SWIM Entities’ Schedule 13D, and the Company’s records, including the shares issued upon conversion of the SWIM Nominees’ Debentures, the SWIM Entities own approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000. As further described in the Note (6)(f) below, the Debentures converted at an amended per share price of approximately $0.04643. Robert J. Crowell, Chairman of the Company, William W. Smith, Vice Chairman of the Company, and John E. Halnen, President, Chief Executive Officer and a Director of the Company, each held Debentures and, as a result of the conversion of the Debentures, 12,121,413 Debenture Shares were issued to Mr. Crowell, 9,496,995 Debenture Shares were issued to Mr. Smith and 1,636,957 Debenture Shares were issued to Mr. Halnen. The Debenture Shares are not registered under the Securities Act, and were issued in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Act. The holders of the Debenture Shares have certain registration rights.

As of March 31, 2004, the Company issued 150,000 shares of common stock to Robert J. Crowell, Chairman, in lieu of options to be granted and recorded compensation expense of $31,000. On the same date, the Company issued 400,000 shares of common stock to an individual in the U.K. for consulting services, and recorded consulting expense of $84,000. The amounts expensed are based on the March 31, 2004 closing price of the Company’s common stock on the Over The Counter Bulletin Board of $0.21 per share. These compensatory shares of the Company’s common stock, were issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act.

As stated above, these common shares were issued in reliance upon an exemption from registration provided by Regulation D of the Securities Act. As such, the shares so issued may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements, such as pursuant to Rule 144 (as described above) under the Securities Act.

(e) Warrants

In June 1995, the Company issued warrants to purchase 750,000 shares of the Company’s common stock at $4.75 per share in connection with the purchase of Lantec in the U.K. As of December 31, 2004, 82,500 of these warrants are outstanding and exercisable and the warrants lapsed during 2005 without being exercised.

On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement (the “Equity Line”) with Cripple Creek Securities. In September 2000, the Company sold 60,952 shares to Cripple Creek under the Equity Line for $320,000. The Company terminated the Equity Line on November 29, 2001. On

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 3, 2001, the Company issued warrants to purchase 145,200 and 4,800 shares of common stock to Cripple Creek. The warrants are exercisable, have an exercise price of $1.81 and $6.30, respectively, and expire on December 2, 2006. The fair market value of the warrants at the date of the grant was $1.21 and $1.01 per share, respectively, based on the Black-Scholes option pricing model, using a volatility factor of 119%, a risk free interest rate of 4.5%, an expected dividend yield of 0%, and a contractual life of five years. At December 31, 2005, all of these warrants were outstanding and exercisable.

On March 29, 2002, the Company issued warrants to purchase 300,000 shares of the Company’s common stock to the company that acquired the Company’s U.S. IT products business (Note 8). The warrants have an exercise price of $1.03 and expire on March 29, 2009. The fair market value of the warrants at the date of the grant was $0.91 per share, based on the Black-Scholes option pricing model, using a volatility factor of 119%, a risk free interest rate of 3%, an expected dividend yield of 0%, and a contractual life of seven years. At December 31, 2005, all of these warrants were outstanding and exercisable.

(f) Convertible Debentures

On April 23, 2003, the Company closed a private placement to accredited investors (the “Private Placement”) of ten-year 10% Senior Convertible Debentures (the “Debentures”), generating gross proceeds of $949,000 and net cash to the Company of $702,000. Robert J. Crowell, the Chairman invested $300,000, John E. Halnen, the President and CEO invested $60,000, William W. Smith, the Company’s Vice Chairman and Director invested $300,000, Andres Escallon, the Chief Technology Officer invested $50,000 (collectively, the “Inside Investors”). The Company paid Robert J. Crowell $187,000 and John E. Halnen $60,000 in repayment of a portion of their salaries which they had voluntarily suspended during 2002 in order to assist the Company in its efforts to retain cash. Robert J. Crowell and John E. Halnen immediately reinvested these proceeds into their purchase of the Debentures. The Company also paid and expensed (as additional compensation) estimated income and withholding taxes on such amounts of $32,000 on behalf of Mr. Crowell and $39,000 on behalf of Mr. Halnen. In addition, SWIM Nominees invested $176,000 and other Company stockholders in the U.K. invested $63,000. Inside Investors are considered related parties and invested a total of $710,000 in the Company via purchases of Debentures in April 2003.

On October 16, 2003, the Company closed a second round of the private placement of its Debentures (the “Second Closing”), generating cash proceeds of $315,000. Robert J. Crowell, the Chairman invested $150,000, William W. Smith, the Vice Chairman and Director invested $50,000 (both the “Inside Investors”) and SWIM Nominees invested $100,000 and another Company stockholder invested $15,000. Inside Investors are considered related parties and invested a total of $200,000 in the Company via purchases of Debentures in the Second Closing.

As of December 31, 2004, Inside Investors had invested an aggregate of $910,000 of the $1,264,000 invested in the Company via the purchase of Debentures.

The Debentures carried a 10% interest rate. The Debentures were amended in 2004 to provide that interest is payable in-kind upon conversion or at maturity. The principal and interest were payable in kind upon conversion or at maturity on April 23, 2013. The Company accrued interest totaling $199,000 as of December 31, 2004, and $323,000 as of the December 22, 2005 conversion date.

The Debentures were collateralized by a security interest in substantially all of the Company’s assets for a two-year period which ended on April 23, 2005. The Debentures were originally convertible into common stock of the Company at a conversion price of $0.1246 per share, subject to anti-dilution clauses. As a result of the issuing the 2005 Regulation S Shares (at less than the original conversion price), the Debenture per share conversion price was adjusted on a weighted average basis to a per share conversion price of $0.04643. The Debenture holders also have certain registration rights. As described above in Note (6)(d), upon acquisition of majority control of the Company

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by the SWIM Entities in conjunction with the 2005 Regulation S Share issuance, the Debentures automatically converted to common stock of the Company on December 22, 2005.

In accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recorded a discount on the issuance of the Debentures (the “Debenture Discount”) of $1,069,000 in 2003 and recorded an additional Debenture Discount of $517,000 as a result of the adjustment to the per share conversion price in December 2005. The amount recorded in December 2005 was limited to the face amount of the Debentures and related accrued interest. The Debenture Discount was being amortized over the ten-year term of the Debentures and the remaining unamortized balance was amortized as interest expense upon conversion of the Debentures in December 2005. Therefore, for the years ended December 31, 2005 and 2004, the Company amortized $1,419,000 and $108,000 of the Debenture Discount, respectively and has included this amount in interest expense in the accompanying statements of operations, and as a line item in the consolidated statements of cash flows.

The Debentures were not registered under the Securities Act, as amended, or applicable state securities laws and could not be offered or sold in the United States absent registration under the Act, and applicable state securities laws or available exemptions from the registration requirements. Exemption from registration with respect to the sale of Debentures was claimed pursuant to Section 4(a) of the Securities Act, as amended.

(7)	Commitments and Contingencies

(a) Leases

The Company has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from two to four years and, upon expiration, all leases provide purchase options at a nominal price. All capital leases had expired as of December 31, 2003 and the Company entered into an additional capital lease in 2004. Property, equipment and software includes assets acquired under capital leases totaling $1,623,000 and $1,623,000 at December 31, 2005 and 2004, respectively. Related accumulated amortization was $1,589,000 and $1,576,000 as of December 31, 2005 and 2004, respectively. Amortization of leased assets is included in depreciation and amortization expense.

The Company entered into a non-cancelable operating lease for its headquarters office space in 1993. In early 2006, the period covered by the lease was extended from July 31, 2006 to December 31, 2007. During 2004 and 2005 the lease was amended to allow the Company to defer a portion of the lease payments to future periods. Such deferrals amounted to $603,000 and $291,000 as of December 31, 2005 and 2004, respectively. In early 2006, the Company paid $353,000 of the deferred amount in cash and issued 3,458,293 shares of its common stock in satisfaction of the $250,000 balance. The shares were issued at a per share price of $0.0723, which represents the median of the average of the closing bid and ask prices of the Company’s Regulation S shares on the AIM Exchange on June 20, 2005 and January 31, 2006, in accordance with the terms of the Company’s lease agreement, as amended on June 20, 2005. These shares of the Company’s common stock were issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act.

The office lease requires current payment by the Company of base rent and all related operating expenses of the building, including real estate taxes and utilities.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

After giving effect to the $603,000, of deferred rent on its headquarters building satisfied in early 2006, future minimum rental payments under non-cancelable leases as of December 31, 2005 are as follows:

	Capital	Operating
Year Ending December 31, (in thousands)	Lease	Lease

2006	$29	$284
2007	—	271

Total minimum lease payments	$29	$555

Less amounts representing interest	(2)

Present value of minimum lease payments	$27
Current portion	27

Long term portion	$—

Rent expense for operating leases amounted to approximately $430,000 and $398,000, for the years ended December 31, 2005 and 2004, respectively.

(b) Employment Contracts and Personnel Expenses

The Company has employment contracts with certain key executives, which provide for annual salary, incentive payments, and severance arrangements.

During 2005 and 2004, certain employees elected to receive lower salaries and/or salary and bonus suspensions while the Company implemented its cost containment programs. The effect of these reductions was to reduce the Company’s operating cash outflow in 2005 and 2004 by $530,000 and $361,000, respectively. The deferred amounts due to executive officers are included in related party accrued salary, bonuses and interest, and the balance due other employees is included in accrued expenses and other current liabilities. Upon the achievement of positive operating cash flow for two sequential quarterly periods, the Company will begin to repay the amounts owed to these employees. As of December 31, 2005, the total deferred salary amount was $1,286,000, with approximately $785,000 of such balance due to Robert J. Crowell, Chairman of the Company. As of December 21, 2005, the Company and Mr. Crowell entered into an Accrued Salary Payment Agreement (the “Payment Agreement”), pursuant to which the Company has agreed to pay Mr. Crowell amounts of salary deferred by him, once the Company achieves positive operating cash flow for two sequential quarterly periods, or upon certain liquidity events, such as sales of equity, or substantial license transactions. Once the Company achieves two sequential quarters of positive operating cash flow, monthly payments of deferred salary are required, but the Payment Agreement limits the monthly amount payable to Mr. Crowell to 50% of the previous month’s cash flow, or a lesser amount based on the Board of Directors’ determination.

(c) Contingencies

The Company’s customer contracts typically contain customary provisions that indemnify customers for losses that they may incur in the unlikely event that there is an intellectual property infringement claim made against the customer relating to use of the Company’s PECOS products. The Company believes that the financial risk relating to these provisions is insignificant.

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

The results of discontinued operations were as follows (in thousands):

Year Ended December 31,
	2005	2004

Revenue	$—	$—
Net income (loss) from discontinued operations	$—	$—
Gain on disposal of discontinued operations, net of tax	$—	$—

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

Assets and liabilities of discontinued operations consisted of the following (in thousands):

	December 31,	December 31,
	2005	2004

Other non-current assets	$—	$48

Accrued expenses and other current liabilities	$62	$303

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	Business Segment Information

The Company’s continuing operations are classified as a single business segment, specifically the development and hosting of purchasing internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. The Company operates both in the U.S. and U.K. and geographic financial information for the years ended December 31, 2005 and 2004, were as follows (in thousands):

	For Years Ended December 31,
	2005	2004

Net revenues
U.S.	$727	$836
U.K.	1,987	2,971

Net revenues	$2,714	$3,807

Gross profit
U.S.	$505	$804
U.K.	1,491	2,543

Gross profit	$1,996	$3,347

Identifiable assets as of December 31, 2005 and 2004 are as follows:

	2005	2004

Identifiable assets from continuing operations
U.S.	$4,522	$1,517
U.K., including cash of $2,686 and $91	3,252	262

	7,774	1,779
Identifiable assets from discontinued operations	—	48

	$7,774	$1,827

(10)	Income Taxes

Loss before provision for income taxes for total operations consisted of:

	2005	2004

U.S.	$(3,348)	$(2,010)
Foreign	(2,492)	(1,262)

	$(5,840)	$(6,309)

Due to its ongoing operating losses, the Company does not record an expense or benefit for income taxes as any benefit recognized would be fully reserved as discussed below.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant differences between the United States federal statutory tax rate and the Company’s effective tax rate for financial statement purposes:

	2005	2004

Statutory tax rate	34.0%	34.0%
Reversal of reserves no longer required	—	—
Non deductible debenture costs and other	8.3	1.3
Valuation reserve provided against utilization of net operating loss carryforwards	(42.3)	(35.3)

	—	—

Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

	2005	2004

Deferred tax assets:
Nondeductible reserves	$294	$314
Accrued expenses	865	623
Other temporary differences	—	70
Depreciation	6,414	6,220
Foreign net operating loss carryforwards	6,946	5,350
Net federal and state operating loss carryforwards	52,206	51,308

	66,725	63,885
Valuation allowance	(64,194)	(61,353)

Net deferred tax assets	2,532	2,532

Deferred tax liabilities:
Other intangible assets	(2,532)	(2,532)

	(2,532)	(2,532)

Net deferred taxes	$—	$—

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that losses will continue in 2006, the Company has recorded a valuation allowance equal to 100% of its net deferred tax assets. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future, a reduction to the valuation allowance would increase income in the period such determination was made.

The valuation allowance increased by $2.8 million and $2.7 million during the years ended December 31, 2005 and 2004, respectively. The Company believes that it is more likely than not that the deferred tax assets at December 31, 2005 will not be fully realized in the future. The valuation allowance as of December 31, 2005 includes a tax effect of approximately $12.5 million attributable to Federal deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid in capital when realized or recognized.

At December 31, 2005, the Company had U.S. federal net operating loss carryforwards of approximately $120 million, which are available to offset future Federal taxable income. These losses expire during the years 2011 through 2025.

Section 382 of the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of the net operating losses and certain other tax attributes, such as tax credits, to

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an annual limitation in the event of an ownership change. An ownership change under Section 382 generally occurs when the ownership percentage of 5-percent stockholders, or stockholders in the aggregate, change by more than 50 percentage points over a three-year period. As a result of equity offerings, most of the Company’s net operating losses and tax credits are subject to these limitations. The losses and tax credits subject to these limitations under Section 382 would generally be available to the Company, over time, if the Company is in a position to utilize them.

The Company’s ability to utilize its net operating loss and general business tax credit carryforwards may be further limited in the future if the Company experiences additional ownership changes as a result of future transactions.

At December 31, 2005, the Company had state net operating loss carryforwards of approximately $115 million, which are available to offset future state taxable income. These losses expire during the years 2006 through 2025.

At December 31, 2005, the Company had foreign net operating loss carryforwards of approximately $7 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

EXHIBIT INDEX

Exhibit
No.		Description of Document

2.1		Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein).	(2)
2.2		Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage.	(3)
2.3		Offer for the Sale of Business and Certain Assets of Elcom Holdings Limited and Elcom Information Technology Limited.	(21)
2	.4.1	Domain Name Transfer Documents.	(21)
2	.4.2	Lloyds TSB Novation Agreement.	(21)
2	.4.3	Property Document.	(21)
2	.4.4	Elcom Logo License.	(21)
2	.4.5	Starbuyer Trademark License.	(21)
2.5		Asset Purchase and Sale Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 25, 2002.	(25)
2	.6.1	Amendment to Asset Purchase Agreement.	(25)
2	.6.2	Managed Services Agreement by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.	(25)
2	.6.3	Registration Rights Agreement by and between Registrant and Elcom International, Inc. and ePlus Technology, Inc. dated March 29, 2002.	(25)
3.3		Second Restated Certificate of Incorporation of the Registrant, as amended.	(4)(29)(30)
3.4		By-Laws of the Registrant, amended as of November 6, 1995, and December 21,2005.	(1)(31)
4.1		Form of 8% Convertible Promissory Note.	(28)
4.2		Form of 8% Replacement Convertible Promissory Note issued in December 2005.	(31)
4.3		Form of 8% Convertible Promissory Note issued in December 2005 to Mr. Crowell and Mr. Smith.	(31)
4.4		Specimen certificate of the Registrant’s Common Stock.	(1)
4.5		Form of 8% Series A Cumulative Convertible Preferred (‘Series A”) Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993.	(1)
4.6		Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased.	(1)
4.7		Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased.	(1)
4.8		Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased.	(1)
4.9		Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995, and list of other assignees of certain registration rights thereunder.	(1)(11)
4.10		Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant.	(1)

Exhibit
No.	Description of Document

4.11	Computerware Stockholders’ Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware.	(1)
4.12	Amended and Restated Lantec Stockholders’ Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec and Renouncement of related Board Observer Right effective December 16, 1999.	(5)(16)
4.13	Form of Lantec Warrant Agreement, dated January 7, 2000, with attached Second Amended List of Holders of Warrants to Purchase Common Shares of the Registrant.	(16)
4.14	AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited.	(7)
4.15	Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust.	(10)
4.16	Warrant by and between Registrant and ePlus Technology, Inc. dated March 29, 2002.	(25)
4.17	Form of Amended 10% Convertible Senior Debenture Due April 23, 2013.	(34)
4.18	Warrant Agreement, dated December 3, 2001, between the Company and Cripple Creek Securities, LLC.	(24)
10.1	Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant, with attached list of Director and/or Executive Officer Indemnitees.	(1)(13)(*)
10.2	Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995.	(1)(*)
10.3	1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995, as amended by Amendment No. 1 dated August 19, 1996.	(1)(7)(*)
10.4	Lease Agreement for the Registrant’s Headquarters, dated July 5, 1993, by and among Oceana Way Associates and the Registrant, and Agreement of Amendment thereto, dated October 20, 1997, December 31, 2000 and February 24, 2006.	(1)(11)(19)(33)
10.5	Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993.	(1)
10.6	Structured Equity Line Flexible Financing Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC, Amended and Restated Structured Equity Line Flexible Financing Agreement, dated April 7, 2000, Amendment No. 1, and Amendment No. 2.	(15)(17)
10.7	Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC., and Amended and Restated Registration Rights Agreement, dated April 7, 2000.	(16)(15)
10.8	Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC.	(15)
10.9	1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995(1), and Amendment No. 1 thereto.	(1)(8)(*)
10.10	The 1996 Stock Option Plan of Elcom International, Inc.	(6)(*)
10.11	The 1997 Stock Option Plan of Elcom International, Inc. (8), and Amendments One and Two thereto.	(11)(12)(*)
10.12	The 2000 Stock Option Plan of the Registrant.	(18)(*)
10.13	The 2001 Stock Option Plan of the Registrant, as amended and restated.	(20)(*)
10.14	The 2002 Stock Option Plan of the Registrant.	(22)(*)
10.15	The 2004 Stock Option Plan of the Registrant.	(29)(*)

Exhibit
No.	Description of Document

10.16	The 2005 Stock Option Plan of the Registrant.	(30)(*)
10.17	Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997.	(9)(*)
10.18	Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated September 4, 1997.	(9)(*)
10.19	Employment Agreement dated December 21, 2005 by and between Elcom International, Inc. and Robert J. Crowell.	(31)(*)
10.20	Employment Agreement dated December 21, 2005 by and between Elcom International, Inc. and John E. Halnen.	(31)(*)
10.21	Form of Registration Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.	(26)
10.22	Form of Collateral Agency and Security Agreement, dated April 23, 2003, between Elcom International, Inc. and the Investors party thereto.	(26)
10.23	Form of Investment Agreement by and among the Company, Smith & Williamson Corporate Finance Limited, several investors and the Directors of the Company named therein.	(27)
10.24	Accrued Salary Payment Agreement dated December 21, 2005 by and between Elcom International, Inc. and Robert J. Crowell.	(31)(*)
10.25	Amended and restated Collateral Agency and Security Agreement, dated as of August 9, 2005, among the Company, William W. Smith, as Collateral Agent and the secured parties.	(28)
10.26	Form of Subscription Agreement, dated November 30, 2005, as amended, and accepted by the Registrant on December 20, 2005, by and between the Registrant and members of the Investor Group.	(31)
10.27	Sub-Framework Agreement, dated August 12, 2005, by and between PA Shared Services Limited and Elcom Systems Limited.	(32)
10.28	Revenue Share Agreement, dated August 12, 2005, by and among Elcom Systems Limited, IMPAQ Business Solutions Limited, PA Consulting Services Limited, @UK plc and PA Shared Services Limited.	(32)
10.29	Parent Company Guarantee, dated August 12, 2005, by Elcom International, Inc. and elcom, inc., in favor of PA Shares Services Limited.	(32)
10.30	Agreement, dated as of March 23, 2006, by and among Elcom International, Inc., Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited, and the directors named therein.	(35)
21.1	List of the Registrant’s Subsidiaries.	(16)
23.1	Consent of Vitale, Caturano & Company PC.	(x)
31.1	Rule 13a-15(e) Certification of Chief Executive Officer.	(x)
31.2	Rule 13a-15(e) Certification of Chief Financial Officer.	(x)
32.1	Section 1350 Certification of Chief Executive Officer.	(x)
32.2	Section 1350 Certification of Chief Financial Officer.	(x)

(x)	Filed herewith.

(*)	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Current Report on Form 8-K dated December 6, 1996 (filed December 19, 1996), and incorporated herein by reference.

(3)	Previously filed as an exhibit to Current Report on Form 8-K dated February 21, 1997 (filed March 6, 1997), and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 1997 (filed April 8, 1997), and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registration Statement No. 333-54852 on Form S-8 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registration Statement No. 333-61316 on Form S-8 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated December 31, 2001, (filed on January 11, 2002), and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registration Statement No. 333-91488 on Form S-8, and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

(25)	Previously filed as an exhibit to Current Report on Form 8-K dated March 29, 2002 (filed April 10, 2002) and incorporated herein by reference.

(26)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, and incorporated herein by reference.

(27)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004, and incorporated herein by reference.

(28)	Previously filed as an exhibit to Current Report on Form 8-K dated September 30, 2005 (filed October 6, 2005), and incorporated herein by reference.

(29)	Previously filed as an Appendix to Registrant’s Definitive Proxy Statement dated May 26, 2004 (filed May 21, 2004), and incorporated herein by reference.

(30)	Previously filed as an Appendix to Registrant’s Definitive Proxy Statement dated May 27, 2005 (filed May 23, 2005), and incorporated herein by reference.

(31)	Previously filed as an exhibit to Current Report on Form 8-K dated December 20, 2005 (filed December 23, 2005), and incorporated herein by reference.

(32)	Previously filed as an exhibit to Current Report on Form 8-K dated August 12, 2005 (filed August 18, 2005), and incorporated herein by reference.

(33)	Previously filed as an exhibit to Current Report on Form 8-K dated February 24, 2006 (filed March 2, 2006), and incorporated herein by reference.

(34)	Previously filed as an exhibit to Current Report on Form 8-K dated March 6, 2006 (filed March 10, 2006), and incorporated herein by reference.

(35)	Previously filed as an exhibit to Current Report on Form 8-K dated March 23, 2006 (filed March 24, 2006), and incorporated herein by reference.