Form 10KSB/A
period 2005-12-31
ELCOM INTERNATIONAL INC
filed 2006-04-21
CIK 900096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-27376

ELCOM INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE	04-3175156
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10 OCEANA WAY, NORWOOD, MASSACHUSETTS	02062
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act.) Yes ☐ No ☑
     The issuer’s revenues for the year ended December 31, 2005  $2,714,000
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
     Transitional Small Business Disclosure Format            Yes ☐ No ☑

Explanatory Note
     Elcom International, Inc. (the “Company”) is filing this Amendment No. 1 to its 2005 Annual Report on Form 10-KSB, filed with the Commission on March 31, 2006 (the “2005 Form 10-KSB”), solely for the purposes of providing the information required by Items 9, 10, 11, 12 and 14 of Part III of Form 10-KSB (“Part III Information”). The Company intended to incorporate certain of its Part III information into the 2005 Form 10-KSB by reference from the Company’s definitive proxy statement pursuant to Form 10-KSB General Instruction E. However, the Company’s definitive proxy statement will not be filed with the Commission within 120 days after the end of the fiscal year covered by the 2005 Form 10-KSB. Accordingly, the Part III Information provided herein is filed to amend and replace the corresponding Part III information contained in the 2005 Form 10-KSB. In addition, Item 13 of Part III of Form 10-KSB is being updated hereby solely to reflect the inclusion with this amendment of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the 2005 Form 10-KSB, or modify or update in any way the disclosures contained in the 2005 Form 10-KSB.
PART III
Item 9. Directors and Executive Officers of the Company; Compliance With Section 16(a) of the Exchange Act
     The name, age and position of the Company’s Executive Officers and Directors are as follows:

NAME	AGE	POSITION

Robert J. Crowell	54	Class III Director, Chairman of the Board of Directors and Former Chief Executive Officer

John E. Halnen	39	Class I Director, President and Chief Executive Officer

Laurence F. Mulhern	51	Chief Financial Officer and Secretary

Richard J. Harries, Jr. (1)(2)(3)	68	Class II Director of the Company

John Ortiz (1) (2)	82	Class I Director of the Company

William W. Smith (1) (2) (3)	55	Class III Director and Vice Chairman of the Board of Directors

Sean P. Lewis	40	Class II Director of the Company

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of Nominating Committee.
     A brief biography for each of the Company’s Executive Officers and Directors is set forth below.
     Robert J. Crowell, the Company’s founder, has been the Chairman of the Board of Directors of the Company since its inception in 1992. In December 2005, Mr. Crowell stepped down from his position as the Company’s Chief Executive Officer, a position he had held since the inception of the Company. Mr. Crowell has founded and managed several companies since 1977. From May 1990 to April 1992, he was the Chairman, and from May 1990 to January 1992, Chief Executive Officer also, of JWP Information Services, Inc., a subsidiary of JWP INC. (“JWP”), with approximately $1.4 billion in 1992 revenues. From 1983 to 1990, Mr. Crowell was the Chairman and Chief Executive Officer of NEECO, Inc. (“NEECO”), a publicly-held national PC reseller which was acquired by JWP (forming JWP Information Services, Inc.) in May 1990 for approximately $100 million. From 1977 to 1983, Mr. Crowell founded and managed New England Electronics Co., Inc. (which was renamed NEECO and became a public company in 1986), and Microamerica Distributing Co., Inc. (“Microamerica”), a PC products distributor which Mr. Crowell founded in 1979 as a subsidiary of NEECO. Microamerica was later spun-off by its acquirer and subsequently merged with Softsel to form Merisel, then a PC products distributor, now a provider of software license products to resellers. Mr. Crowell also founded Professional Software, Inc. in 1980, a PC-based word processing and database software company (“Professional Software”), which was sold in 1986. Mr. Crowell holds a Magna Cum Laude Bachelor of Science degree in Accounting from the University of Massachusetts and is a Vietnam veteran. As described elsewhere herein, in conjunction with a change in control of the Company, Mr. Crowell has resigned his positions with the Company effective April 21, 2006.

     John Halnen, was appointed as a Class I Director in June 2003, and is the President and Chief Executive Officer of the Company. Mr. Halnen was appointed Chief Executive Officer of the Company on December 21, 2005, and had been the President of the Company since his appointment in November 2000. Mr. Halnen was also the Chief Operating Officer of the Company since June 2001. From December 1999 through October 2000, Mr. Halnen was President and Chief Executive Officer of Elcom Services Group, Inc. From April 1998 through December 1999, Mr. Halnen was Chief Operations Officer for Elcom Services Group, Inc., a wholly owned subsidiary of the Company. From January 1995 through April 1998, Mr. Halnen served as Vice President of Operations for Elcom Services Group, Inc. and prior to that time held other positions at Elcom Services Group, Inc. since joining the organization in October 1992.
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
     Richard J. Harries, Jr., a Director of the Company since December 1993, retired from IBM in 1992 after twenty-five years of service. In 1997, Mr. Harries rejoined IBM North America as a Business Partner Senior Sales Executive. He subsequently retired in 2001. During 1995 and 1996, Mr. Harries was a Director of Sales of the Institute for Software Advancement. From July 1992 to August 1995, after retiring from IBM, Mr. Harries worked as the general manager of Tascor; was a sales and marketing consultant; and was an independent distributor for Equinox, Inc. Prior thereto, from 1988 to July 1992, Mr. Harries served as a National Account Executive for IBM. During his career with IBM, Mr. Harries has held a number of executive marketing and sales management positions, including ten years of experience in IBM’s National Distribution Division Reseller Channel where he was responsible for field sales and marketing programs. Mr. Harries holds a Bachelor of Arts Degree in Political Science and a Master of Arts Degree in Economics from Boston College. As described elsewhere herein, in conjunction with a change in control of the Company, Mr. Harries has resigned as a Director of the Company effective April 21, 2006.
     John W. Ortiz, a Director of the Company since December 1993, is a retired banking executive of South Shore Bank (now part of Bank of America) where he was employed from 1942 to 1989, most recently as Senior Vice President and Group Head of Commercial Lending. Mr. Ortiz also presided as the president of the New England Chapter of Robert Morris Associates and as a director of the Massachusetts Higher Education Loan Corporation at times during his banking career. Mr. Ortiz is a graduate of Northeastern University’s Bachelor of Arts program. . As described elsewhere herein, in conjunction with a change in control of the Company, Mr. Ortiz has resigned as a Director of the Company effective April 21, 2006.
     William W. Smith has been Vice Chairman and a Director of the Company since March 1993. Mr. Smith develops real estate and has been semi-retired since August 1991. Mr. Smith joined NEECO as a major stockholder in 1978 and served as Chief Financial Officer until its acquisition by JWP in May 1990. Mr. Smith continued to serve as Chief Financial Officer of JWP Information Services, Inc. until December 1990, then he served as a consultant until he retired in August 1991. Mr. Smith holds a Magna Cum Laude Bachelor of Science degree in Accounting from the University of Massachusetts and is a Vietnam veteran. As described elsewhere herein, in conjunction with a change in control of the Company, Mr. Smith has resigned as a Director of the Company effective April 21, 2006.
     Sean P. Lewis was appointed a Director of the Company on March 23, 2006 in conjunction with a change in control of the Company, as described elsewhere herein. Mr. Lewis is currently a Director of Roman House Associates Limited, a company engaged in Real Estate construction and asset management. Mr. Lewis has been employed in the field of interim company management, investment and distressed financing for more than the last five years. Mr. Lewis was educated at Kingdom Hill Oxford, began his career at Merrill Lynch trading soft commodities and precious metals, moved on to trade precious metals and derivatives at JP Morgan, and in 1992 moved to CS First Boston as Director of Global Foreign Exchange Derivatives, where he built the trading platform for OTC FX options. In July 1997, Mr. Lewis resigned from CS First Boston and continued trading for his own account. Mr. Lewis was a Director of Talkpoint.co.uk Limited until his resignation on October 15, 2001. Talkpoint.co.uk Limited went into a creditors liquidation on May 14, 2002.

Audit Committee
     The Board of Directors has a standing Audit Committee, which is directly responsible for, among other things, the appointment, compensation, retention and oversight of the Company’s auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by the Company in financial reporting, internal financial control procedures and the adequacy of such internal control procedures. The Audit Committee is also responsible for pre-approving all audit and non-audit services performed by the Company’s independent auditors. Messrs. Smith (Chairman), Ortiz and Harries serve as the members of the Audit Committee. Each of the members of the Audit Committee is an “independent director”, as defined under NASDAQ listing standards. The Board of Directors has determined that one of the members of the Audit Committee, Mr. Smith, qualifies as an “audit committee financial expert,” as defined under Securities and Exchange Commission regulations. All of the members of the Audit Committee have resigned from the Board of Directors effective April 21, 2006.
Code of Ethics
     On March 31, 2004, the Company adopted a Code of Ethics for Senior Executives and Financial Officers (the “Code of Ethics”) which applies to the Company’s CEO, President, COO, CFO, controller, or treasurer or persons performing similar functions. Upon written request to the Company at 10 Oceana Way, Norwood, Massachusetts 02062, the Company will provide to any person, without charge, a copy of the Code of Ethics.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Officers and Directors and certain persons who beneficially own more than ten percent of a registered class of the Company’s equity securities (i.e., the Common Stock), to file reports of ownership and changes in ownership of such securities with the Commission. Officers, Directors and greater-than-ten-percent beneficial owners who file these reports are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely upon a review of the copies of the forms furnished to the Company during or with respect to 2005, and written representations from certain reporting persons, the Company believes that no Officer, Director or greater-than-ten-percent beneficial owner failed to file on a timely basis during the year ended December 31, 2005 any report required by Section 16(a) of the Securities Exchange Act of 1934.
Item 10. Executive Compensation
     The table below sets forth information concerning 2005 annual and long-term compensation for services in all capacities with respect to those persons (collectively, the “Named Executive Officers”) who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the other individuals that were executive officers during the year ended December 31, 2005.
Summary Compensation Table

				Long-Term
				Compensation
				Awards
				Shares of
	Annual			Common Stock
	Compensation(1)			Underlying	All Other
Name and Principal Position (1)	Year	Salary	Bonus	Option Grants	Compensation

Robert J. Crowell	2005	$41,000	—	—	$27,300
Chairman of the Board of Directors and	2004	$164,000	$34,000	850,000	$350
Former Chief Executive Officer (2)	2003	$487,000	—	400,000	$250

John E. Halnen	2005	$191,000	—	—	$200
President and Chief Executive Officer (3)	2004	$204,000	$8,000	600,000	—
	2003	$281,000	$11,000	275,000	—

Laurence F. Mulhern	2005	$121,000	—	—	$200
Chief Financial Officer and	2004	$69,000	—	600,000	—
Secretary (4)	2003	—	—	—	—

(1)	No Named Executive Officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of such individual’s salary plus annual bonus unless otherwise indicated herein.

(2)	The Company and Mr. Crowell entered into a new employment agreement as of December 21, 2005 (the “2005 Crowell Agreement”) which replaced Mr. Crowell’s previous employment agreement with the Company. The 2005 Crowell Agreement provides that Mr. Crowell is entitled to receive a reduced annual salary of $72,000 for his services as the Company’s Chairman of the Board with a minimum commitment of one day (or eight hours over multiple days) per week to the Company’s business. Prior to the Crowell 2005 Agreement, Mr. Crowell was employed pursuant to an Amended and Restated Employment Agreement entered into on June 20, 2002, which was amended, effective as of April 16, 2004 (the “2002 Crowell Agreement”). See “—Employment Contracts”, “—Executive Profit Performance Bonus Plan” and “— Option Grants in 2005.” In order to assist the Company in conserving cash, Mr. Crowell voluntarily reduced his cash compensation at various times since 2001, including 2004 and 2005. Such reductions amounted to approximately $353,000 in 2005, $246,000 in 2004, and $257,000 in 2003. The Company reinstated Mr. Crowell’s cash compensation to $72,000 per annum in accordance with the 2005 Crowell Agreement, effective December 21, 2005, and paid Mr. Crowell for vacation time accrued under the 2002 Crowell Agreement. In April 2003, Mr. Crowell received a $187,000 repayment of certain deferred base compensation amounts, which he invested in the Company’s Debentures. Mr. Crowell also received withholding and estimated income taxes of $32,000, which were paid to the appropriate tax authorities. These amounts ($219,000) are included in the Summary Compensation Table above in the 2003 line. Mr. Crowell also invested an additional $263,000 of cash in the Company’s Debentures (see “Item 12. Certain Relationships and Related Transactions”). During 2005, Mr. Crowell loaned the Company $120,000 pursuant to a Secured Promissory Note (see “Transactions with Management”). As of December 31, 2005, Mr. Crowell has a net aggregate of base compensation reductions of $785,000, which may be paid to Mr. Crowell pursuant to an Accrued Salary Payment Agreement between the Company and Mr. Crowell, entered into on December 21. 2005 (see “—Employment Contracts”), which amounts are not included in the Summary Compensation Table above. In March of 2004, Mr. Crowell received 150,000 shares of the Company’s Common Stock as a bonus in lieu of a grant of a stock option covering 150,000 shares of Common Stock, which options were not available to be granted in March as required under the 2002 Crowell Agreement. On January 12, 2006, Mr. Crowell was granted an option to acquire 800,000 shares of Company common stock at a price of $0.09 per share, which option becomes exercisable with respect to 400,000 shares on the first anniversary of grant and the remaining portion vests on the second anniversary of grant. The 2002 Crowell Agreement originally provided for annual base compensation of $525,000, much of which was deferred as described herein through April 16, 2004, when the annual base compensation was reduced to $364,000. All other compensation represents premiums paid by the Company for term life insurance and group term life insurance ($27,300 for 2005), see “Employment Contracts.” As described elsewhere herein, in conjunction with a change in control of the Company, Mr. Crowell has resigned his positions with the Company effective April 21, 2006.

(3)	The Company and Mr. Halnen entered into a new employment agreement as of December 21, 2005 (the “2005 Halnen Agreement”) which replaced Mr. Halnen’s previous employment agreement with the Company. Mr. Halnen was appointed Chief Executive Officer of the Company as of December 21, 2005, and had been the President of the Company since his appointment in November 2000. Mr. Halnen was also the Chief Operating Officer of the Company since June 2001. On June 4, 2003, Mr. Halnen was appointed as a Director of the Company. On June 20, 2002, the Company and Mr. Halnen entered into an Employment Agreement, which was amended on March 9, 2004 (the “2002 Halnen Agreement”). See “—Employment Contracts”, “—Executive Profit Performance Bonus Plan” and “— Option Grants in 2005.” The 2005 Halnen Agreement provides for a reduced annual base compensation of $212,000. The 2002 Halnen Agreement had provided for annual base compensation of $225,000 plus an annual bonus opportunity of $75,000, payable quarterly. In order to assist the Company in conserving cash, Mr. Halnen voluntarily reduced his cash base and bonus compensation at various times since 2001, including 2004 and 2005. Such reductions were approximately $113,000 in 2005, $90,000 in 2004, and $107,000 in 2003. In April 2003, Mr. Halnen received a $60,000 repayment of certain deferred base compensation and bonuses, which he invested in the Company’s Debentures. Mr. Halnen also received $39,000 of withholding and estimated income taxes, which were paid to the appropriate tax authorities. These amounts ($99,000) are included in the Summary Compensation Table above in the 2003 line (see “Item 12. Certain Relationships and Related Transactions”). As of December 31, 2004, Mr. Halnen has a net aggregate of base and bonus compensation reductions of $265,000, which may be paid to Mr. Halnen depending on the success of future operations, which is not included in the Summary Compensation Table above. On January 12, 2006, Mr. Halnen was granted an option to acquire 800,000 shares of Company common stock at a price of $0.09 per share, which option becomes exercisable with respect to 400,000 shares on the first anniversary of grant and the remaining portion vests on the second anniversary of grant. All other compensation represents premiums paid by the Company for group term life insurance ($200 for 2005), see “—Employment Contracts.”

(4)	Mr. Mulhern re-joined the Company in June 2004 as Chief Financial Officer and Secretary. Mr. Mulhern also held those or similar positions with the Company from July 1993 until his resignation as Chief Financial Officer in October 1999, and his resignation as Secretary in March 2000. Mr. Mulhern’s arrangement with the Company originally provided for base compensation of $120,000 per year and that Mr. Mulhern work three days per week. Mr. Mulhern’s arrangement was amended as of February 6, 2006 to provide for annual compensation of $150,000 and that Mr. Mulhern work four days per week. Prior to re-joining the Company, Mr. Mulhern worked as an independent consultant to the Company from December 2003 through May 2004 and was paid fees totaling $52,000, which are not included in the Summary Compensation Table above. All other compensation represents premiums paid by the Company for group term life insurance ($200 for 2005).
Stock Option Plans
     As of December 31, 2005, the Company had adopted the following stock option plans: the 1995 Non-Employee Director Stock Option Plan (the “Director Plan”), The Stock Option Plan of Elcom International, Inc. (the “1993 Stock Option Plan”), The 1995 (Computerware) Stock Option Plan of the Company (the “Computerware Stock Option Plan”), The 1996 Stock Option Plan of the Company (the “1996 Stock Option Plan”), The 1997 Stock Option Plan of the Company (the “1997 Stock Option Plan”), The 2000 Stock Option Plan (the “2000 Stock Option Plan”), The 2001 Stock Option Plan, as amended and restated (the “2001 Stock Option Plan”), The 2002 Stock Option Plan (the “2002 Stock Option Plan”), The 2004 Stock Option Plan (the “2004 Stock Option Plan”), and The 2005 Stock Option Plan (the “2005 Stock Option Plan”) (collectively hereinafter the “Stock Option Plans”) covering 250,000, 5,000,000, 1,000,000, 2,400,000, 3,000,000, 2,750,000, 2,400,000, 1,800,000, 6,000,000 and 15,000,000 shares, respectively, of the Company’s Common Stock, pursuant to which officers, employees and directors of the Company, as well as other persons who render services as independent contractors to the Company, or any of its affiliates, were eligible to receive incentive stock options (“ISO’s”) and/or non-qualified stock options (“NQOptions”). As of April 17, 2006, the Director Plan, the 1993 Stock Option Plan and the Computerware Stock Option Plan have expired and no further options may be granted thereunder. The Stock Option Plans generally operate in the following manner.
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
     The 2001 Stock Option Plan, the 2002 Stock Option Plan, the 2004 Stock Option Plan and the 2005 Stock Option Plan each provide that an optionee may exercise his or her stock options for up to 180 days following the date of termination without cause unless an option agreement contains differing terms. Under the other Stock Option Plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supercedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options vest and the optionee may exercise his or her options for up to 90 days following the date of termination. Any options that are ISO’s must be exercised within 90 days after such termination, otherwise these options will receive the tax treatment offered to NQOptions.
     The maximum number of options that can be granted to any one participant during any one fiscal year is 500,000 under the 1993 Stock Option Plan, 210,000 under the Computerware Stock Option Plan, 300,000 under the 1996 Stock Option Plan, 150,000 under the 1997, 2000 and 2001 Stock Option Plans, 250,000 under the 2002 Stock Option Plan, and 800,000 under the 2004 and 2005 Stock Option Plans.

     The Director Plan. Non-employee Directors are entitled to participate in the Director Plan, adopted by the Board of Directors in October 1995, and approved by stockholders in November 1995. A total of 250,000 shares of Common Stock have been reserved for issuance under the Director Plan. The Director Plan provides for an automatic grant of an option to purchase 5,000 shares of Common Stock to each non-employee Director serving as such on October 9, 1995 or for persons who become a non-employee Director thereafter, on their date of election or appointment as applicable. Options granted under the Director Plan have a term of ten years. One-third of the shares subject to each option vest on each anniversary date of the grant of the option so long as the optionee continues to serve as a Director on such dates. Of the 250,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2005, options covering 10,000 shares of Common Stock have been exercised, options covering 10,001 shares of Common Stock have expired, and options to acquire an aggregate of 229,999 shares of Common Stock (199,999 of which were exercisable at December 31, 2005) were outstanding at exercise prices ranging from $0.095 to $6.7813 per share. Due to the change of control in the Company, all outstanding options under the Director Plan became immediately exercisable on March 6, 2006. The Director Plan terminated on October 9, 2005.
     The 1993 Stock Option Plan. The 1993 Stock Option Plan was adopted by the Board of Directors in February 1993, was approved by the Company’s stockholders, and terminated on February 23, 2003. Of the 5,000,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2005, options covering 2,817,497 shares of Common Stock have been exercised, options covering 664,134 shares of Common Stock have expired, and options to acquire an aggregate of 1,518,369 shares of Common Stock (all of which were exercisable at December 31, 2005) were outstanding at exercise prices ranging from $0.445 to $22.50.
     The Computerware Stock Option Plan. The Computerware Stock Option Plan was adopted by the Board of Directors in February 1995, was approved by the Company’s stockholders, and terminated on February 5, 2005. Of the 1,000,000 shares of Common Stock reserved for issuance under the Computerware Stock Option Plan, options covering 1,000,000 shares of Common Stock have been granted at an exercise price of $4.00 per share, 414,000 of which have been exercised as of December 31, 2005, and the balance of 586,000 options expired without being exercised on February 5, 2005.
     The 1996 Stock Option Plan. The 1996 Stock Option Plan was adopted by the Board of Directors in August 1996, was approved by the Company’s stockholders and terminates on August 19, 2006. Of the 2,400,000 shares of Common Stock reserved for issuance under the 1996 Stock Option Plan, as of December 31, 2005, options covering 774,040 shares of Common Stock have been exercised, and options to acquire an aggregate of 1,560,468 shares of Common Stock (1,312,968 of which were exercisable at December 31, 2005) were outstanding as of December 31, 2005, at exercise prices ranging from $0.08 to $6.57 per share, and accordingly, options covering 65,492 shares of Common Stock were available to be granted under such option plan as of December 31, 2005.
     The 1997 Stock Option Plan. The 1997 Stock Option Plan was adopted by the Board of Directors in April 1997, initially amended in February 1998, and approved by stockholders at the 1998 Annual Meeting. The 1997 Stock Option Plan also was amended in March 1999 to increase the shares covered by 1,000,000 (to a total of 3,000,000 shares) and, as amended, was approved by the stockholders at the 1999 Annual Meeting. The 1997 Stock Option Plan terminates on April 29, 2007. Of the 3,000,000 shares reserved for issuance thereunder, as of December 31, 2005, options covering 479,504 shares of Common Stock have been exercised and options to acquire an aggregate of 2,397,066 shares of Common Stock (2,061,983 of which were exercisable at December 31, 2005) were outstanding at exercise prices ranging from $0.08 to $5.75 per share, and accordingly, options covering 123,430 shares of Common Stock were available to be granted under such option plan as of December 31, 2005.
     The 2000 Stock Option Plan. The 2000 Stock Option Plan was adopted by the Board of Directors in March 2000, was approved by the Company’s stockholders, and terminates on March 21, 2010. Of the 2,750,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2005, options covering 10,000 shares of Common Stock have been exercised, options to acquire an aggregate of 2,629,985 shares of Common Stock were outstanding (2,348,477 of which were exercisable at December 31, 2005) at exercise prices ranging from $0.08 to $6.1563 per share, and accordingly, options covering 110,015 shares of Common Stock were available to be granted under such option plan as of December 31, 2005.
     The 2001 Stock Option Plan. The 2001 Stock Option Plan was adopted by the Board of Directors in November 2000 and was amended and restated to provide for greater flexibility with respect to option agreement provisions related to the vesting of options following an optionee’s termination of employment by reason of a termination without cause, and was approved by the Company’s stockholders in May 2001. The 2001 Stock Option Plan terminates on November 10, 2010. Of the 2,400,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2005, options covering 69,950 shares of Common Stock have been exercised, options to acquire an aggregate of 1,974,400 shares of Common Stock (1,724,400 of which were exercisable at

December 31, 2005) were outstanding at exercise prices ranging from $0.08 to $1.68 per share, and accordingly, options covering 355,650 shares of Common Stock were available to be granted under such option plan as of December 31, 2005.
     The 2002 Stock Option Plan. The 2002 Stock Option Plan was adopted by the Board of Directors in June 2001 and was approved by the Company’s stockholders on June 12, 2002. The 2002 Stock Option Plan terminates on June 11, 2011. Of the 1,800,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2005, options covering 2,450 shares of Common Stock have been exercised, options to acquire an aggregate of 1,568,050 shares of Common Stock (1,054,640 of which were exercisable at December 31, 2005) were outstanding at exercise prices ranging from $0.08 to $1.68 per share, and accordingly, options covering 229,500 shares of Common Stock were available to be granted under such option plan as of December 31, 2005.
     The 2004 Stock Option Plan. The 2004 Stock Option Plan was adopted by the Board of Directors in April 2004 and was approved by the Company’s stockholders on June 25, 2004. The 2004 Stock Option Plan terminates on April 16, 2014. Of the 6,000,000 shares of Common Stock reserved for issuance thereunder, as of December 31, 2005, options to acquire an aggregate of 3,625,000 shares of Common Stock (1,518,750 of which were exercisable at December 31, 2005) were outstanding at exercise prices ranging from $0.095 to $0.16 per share, and accordingly, options covering 2,375,000 shares of Common Stock were available to be granted under such option plan as of December 31, 2005. Options covering 500,000 shares of Common Stock were granted under the 2004 Stock Option Plan in January of 2006.
     The 2005 Stock Option Plan. The 2005 Stock Option Plan was adopted by the Board of Directors on May 9, 2005 and was approved by the Company’s stockholders on June 29, 2005. The 2005 Stock Option Plan terminates on May 9, 2015. As of December 31, 2005, no options have been granted under the 2005 Stock Option Plan. Therefore, all of the 15,000,000 shares of Common Stock reserved for issuance under the 2005 Stock Option Plan were available to be granted as of such date. Options covering 15,000,000 shares of Common Stock were granted under the 2004 Stock Option Plan in January of 2006.
Change of Control Feature
     Generally, all option agreements under the Stock Option Plans, including those relative to the Named Executive Officers, contain provisions requiring the cash payment of the value of the options (represented by the difference between the option exercise price and the then-current fair market value of the underlying Common Stock), in some instances upon certain defined changes in control or sales of substantially all of the Company’s assets. Such changes of control also may trigger, in certain cases, acceleration of the exercisability of certain options, which may occur if the Company is reorganized, consolidated or merged with another company and the Company is not the surviving company. The Director Plan provides that all options outstanding thereunder become immediately exercisable if 50% or more of the shares of the capital stock of the Company which are then issued and outstanding are controlled by a single person or entity.
Option Grants
     During the year ended December 31, 2005 no stock options were granted to the Named Executive Officers under the Stock Option Plans.
     On January 12, 2006, Mr. Crowell was granted a stock option covering 800,000 shares of the Company’s Common Stock at an exercise price of $0.09 per share, 400,000 of which become exercisable on the first anniversary of grant and the remaining 400,000 become exercisable on the second anniversary of grant. On January 12, 2006, Mr. Halnen was granted a stock option covering 800,000 shares of the Company’s Common Stock at an exercise price of $0.09 per share, 400,000 of which become exercisable on the first anniversary of grant and the remaining 400,000 become exercisable on the second anniversary of grant.
Fiscal Year-End Option Value Table
     The following table shows the number of shares of Common Stock acquired during 2005 by the exercise of options and the related value realized, as well as the number of shares of Common Stock and values represented by outstanding stock options held by each of the Named Executive Officers as of December 31, 2005. The value of unexercised in-the-money options at December 31, 2005 is calculated using the $0.075 per share closing price of such shares on December 30, 2005, the last day of trading in 2005. See note (2) below.

			Number of Securities		Value of Unexercised
			Underlying		In The Money
	Shares		Unexercised Options at		Options At
	Acquired on	Value	December 31, 2005		December 31, 2005(1)(2)
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert J. Crowell	—	—	3,877,822	—	—	—
John E. Halnen	—	—	2,025,499	—	—	—
Laurence F. Mulhern	—	—	500,000	100,000	—	—

(1)	Options are “in-the-money” if the fair market value of the Common Stock exceeds the exercise price.

(2)	Represents the total gain which would be realized if all in-the-money options beneficially held at December 31, 2005 were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and $0.075, the closing sale price per share of the Company’s Common Stock on the OTCBB Market on December 30, 2005, the last day of trading in 2005.
Executive Profit Performance Bonus Plan
     At the Company’s 1998 Annual Meeting, the stockholders approved the Elcom International, Inc. Executive Profit Performance Bonus Plan For Executive Officers (the “Executive Performance Plan”) which was approved by the Board of Directors in September 1997. The Executive Performance Plan covers, for a fiscal year, those persons who, on the ninetieth day of that particular fiscal year, are the executive officers of the Company (“Executive Officers”). As such, the number of people covered will generally be limited to no more than ten, and in order to participate in the Executive Performance Plan for a particular calendar year, the Executive Officer must be employed as of the ninetieth day of such calendar year and must be awarded a participation by April 15th of such calendar year by the Compensation Committee of the Board of Directors (the “Committee”). The Committee amended the Performance Plan on April 3, 2006 to provide that participations must be awarded by April 15 of a calendar year, whereas prior to the amendment, participations were required to be awarded by the ninetieth day of each calendar year.
     The Executive Performance Plan provides for incentive compensation payments (limited in amount to the lesser of: (a) two times the executive’s base salary or (b) one million dollars) to be made to covered Executive Officers based upon the increase in the Company’s reported operating income (or reduction in operating loss) over the prior year. The Executive Performance Plan provides for an aggregate “bonus pool” equal to 20% of the increase in the Company’s reported operating income (or reduction in operating loss) over the prior year. Accordingly, the Board of Directors believes that the Executive Performance Plan provides a substantial incentive to those Executive Officers in the best position to affect the Company’s operating performance and that substantial benefits will accrue to the Company from granting participations in the Executive Performance Plan. Such participations afford the Executive Officers a substantial incentive to enhance the value of the Company’s Common Stock through their own efforts in improving the Company’s operating results. The granting of participations also is expected to be instrumental in attracting and retaining key executives. Accordingly, the Company will, from time to time, grant participations to such Executive Officers as may be selected to participate in the Executive Performance Plan in accordance with the terms thereof. The Company’s operating loss increased from 2004 to 2005 and, accordingly, no payments were accrued or made to Executive Officers for 2005 in respect of the Executive Performance Plan.
     The Executive Performance Plan is administered by the Compensation Committee of the Board, presently comprised of Messrs. Harries, Ortiz and Smith. Members of the Committee must be persons who qualify as “outside directors” under Section 162(m) of the Internal Revenue Code and who are “non-employee directors” under Rule 16(b)(3) of the Securities Exchange Act of 1934. As described elsewhere herein, Messrs. Harries, Ortiz and Smith all resigned from the Company’s Board of Directors as of April 21, 2006.
     After December 31, 2000, the Board of Directors or the Committee may amend or terminate the Executive Performance Plan, so long as such amendment or termination did not in any way adversely impact any participant with respect to a fiscal year that had commenced, without such participant’s written consent. For fiscal year 2006, Mr. Halnen and Mr. Mulhern each will participate in the Executive Performance Plan with a 40% and 20% participation interest, respectively. The participations for 2006 will be reduced by 75% (to 10% and 5%, respectively) should the Company’s independent registered public accountants’ report continue to contain a going concern qualification.

     The Elcom International, Inc. Key Personnel Profit Performance Plan (the “Key Personnel Performance Plan”), which is designed to operate in conjunction with the Executive Performance Plan, is intended to provide a substantial incentive to key personnel who are not Executive Officers, but who can, in the performance of their duties, affect the Company’s operating results. The Key Personnel Performance Plan Bonus Pool is limited to that portion of the 20% Bonus Pool (as defined in the Key Personnel Performance Plan) calculated under the terms of the Executive Performance Plan less payments under the Executive Performance Plan. Accordingly, the bonus pool available under the Key Personnel Performance Plan is generally limited to that portion of the 20% Bonus Pool calculated under the Executive Performance Plan, which is either unallocated to Executive Officers or is in excess of the payment limitations under the Executive Performance Plan (the annual payment to any one individual is limited in amount to the lesser of: (a) two times the executive’s base salary or (b) one million dollars). Thus, based on the 2005 allocations under the Executive Performance Plan, for 2005 approximately 15% of any Bonus Pool would have been available for award under the Key Personnel Performance Plan. The terms and administration of the Key Personnel Performance Plan generally correspond to those of the Executive Performance Plan, except that in the case of the Key Personnel Performance Plan, the annual payout to any one participant is limited to the lesser of $500,000 or two times the participant’s base salary. The Compensation Committee controls participation in the Key Personnel Performance Plan. No awards or payments were made under the Key Personnel Performance Plan with respect to the calendar year 2005.
Employment Contracts
Crowell Agreements
     On December 21, 2005, the Company entered into a new Employment Agreement with Robert J. Crowell (the “2005 Crowell Agreement”), which replaced Mr. Crowell’s previous employment agreement with the Company. The material terms of the 2005 Crowell Agreement provide that Mr. Crowell is entitled to receive a reduced annual salary of $72,000 for his services as the Company’s Chairman of the Board with a minimum commitment of one day (or eight hours over multiple days) per week to the Company’s business. Any time spent in excess of this must be approved by the Board of Directors. The initial term of the 2005 Crowell Agreement is one year, which would automatically renew for successive one year terms, unless Mr. Crowell’s employment with the Company terminates for any reason. Under the 2005 Crowell Agreement, Mr. Crowell is further entitled to fully participate in all benefits and/or other plans or programs, which are made available to employees of the Company, and is entitled to four (4) weeks paid vacation. On February 21, 2006, the Company entered into an Indemnification Agreement For Internal Revenue Code Section 409A with Mr. Crowell (the “Crowell 409A Indemnification Agreement”). The Crowell 409A Indemnification Agreement provides that the Company indemnifies Mr. Crowell for taxes, penalties, fees and related expenses arising from Mr. Crowell’s previous voluntary deferrals of income.
     Additionally, the 2005 Crowell Agreement provides that if Mr. Crowell’s employment terminates for any reason other than for cause, Mr. Crowell is entitled to receive (i) an amount equal to one year’s base salary and any accrued benefits as severance and (ii) health benefits for a period of six (6) months or until he accepts other full-time employment where he receives equal or better benefits. The 2005 Crowell Agreement also contains certain customary confidentiality provisions and non-competition and non-solicitation provisions that are operative during Mr. Crowell’s employment with the Company and for two (2) years after termination of employment. As described elsewhere herein, Mr. Crowell, resigned his positions with the Company effective April 21, 2006, and will receive a severance payment of $72,000, upon execution of a release in favor of the Company.
     On December 21, 2005, the Company and Mr. Crowell also entered into an Accrued Salary Payment Agreement (the “Accrued Salary Payment Agreement”) pursuant to which the Company agreed to repayment terms with Mr. Crowell with respect to all amounts of his base salary that were accrued but unpaid under his previous employment agreement from 2002 through 2005. In prior years, Mr. Crowell voluntarily reduced the cash paid to him (the “Accrued Salary”) temporarily in order to assist the Company’s cash availability. The Company will begin to pay Mr. Crowell the Accrued Salary, which aggregates approximately $785,000 through December 31, 2005, in installments upon the Company achieving two sequential quarterly periods of positive cash flow. The Board of Directors of the Company, in its sole discretion, will determine the specific amount of any such Accrued Salary payment; provided, however, that the aggregate amount of the Accrued Salary payments paid to Mr. Crowell in any one calendar month, as per the determination of the Board as to the extent of the Company’s positive cash flow as per the Company’s accounts, shall be no less than twenty-five percent (25%) and no greater than fifty percent (50%) of the Company’s positive cash flow for the month immediately prior thereto. If the Company does not achieve positive cash flow in any month after it begins paying Mr. Crowell the Accrued Salary, the Company will immediately discontinue payment of the remaining Accrued Salary until it achieves its next monthly period in which it achieves positive cash flow. If the Company receives a fresh cash infusion of more than $500,000 in any particular month, such as by the sale of a large software license, receipt of loan proceeds, advance or issue of securities, or other cash infusion event, the Company, taking into consideration its cash requirements, may elect to pay Mr. Crowell an amount equal to a maximum of 10% of such cash received as part of the Accrued Salary it owes

Mr. Crowell. The Accrued Salary Payment Agreement also provides that the Accrued Salary shall be paid in full, in a lump sum payment, upon a future change of control of the Company, as defined in the agreement.
     Effective June 20, 2002, the Company entered into an Amended and Restated Employment Agreement with Robert J. Crowell, which was amended effective as of April 16, 2004, (the “2002 Crowell Agreement”) replacing the Employment Agreement between the Company and Mr. Crowell entered into in 1997. Pursuant to the 2002 Crowell Agreement, Mr. Crowell was retained for a term ending June 20, 2006 as the Chairman and Chief Executive Officer of the Company. Mr. Crowell had voluntarily suspended portions of his compensation during 2002, 2003, 2004 and 2005. The 2002 Crowell Agreement was amended and Mr. Crowell’s annual base salary was reduced to $364,000 effective April 16, 2004, from the originally provided annual base salary of $525,000. Mr. Crowell also could be awarded a quarterly bonus of up to $37,500 based upon the Compensation Committee’s evaluation of his performance and the Company’s financial position. The 2002 Crowell Agreement provided that Mr. Crowell was entitled to participate in all Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company, and that Mr. Crowell would have a minimum rate of 50% participation in the Executive Performance Plan Bonus Pool, see “Executive Profit Performance Bonus Plan”. Under the 2002 Crowell Agreement, Mr. Crowell was also entitled to receive an annual option grant to purchase at least 400,000 shares of the Company’s Common Stock under the Company’s Stock Option Plans to be made no later than July of each year. The options would be exercisable as determined by the Compensation Committee and, to the maximum extent allowable, would be ISO’s.
     Under the 2002 Crowell Agreement, if Mr. Crowell’s employment with the Company terminated because of a disability (as defined) he was entitled to receive (i) a payment equal to two years’ each of base salary plus maximum potential bonus, payable in 24 equal monthly installments, and (ii) health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. If Mr. Crowell’s employment with the Company terminated other than for cause (as defined in the agreement) or upon Mr. Crowell’s resignation for good reason (as defined) after a change in control (as defined in the agreement) he was entitled to receive (i) a severance payment equal to 2.99 times his base salary plus maximum potential bonus, payable 50% upon Mr. Crowell executing a release in favor of the Company and 50% payable in twelve equal monthly installments, (ii) all of Mr. Crowell’s stock options would become immediately vested and exercisable, and (iii) health, dental benefits and group term life insurance for a three year period following termination of employment with the Company. For purposes of calculating any such payment, Mr. Crowell’s base salary and maximum potential bonus would be calculated without giving effect to any reduction in his base salary that might have occurred after a change in control of the Company.
Halnen Agreements
     On December 21, 2005, the Company entered into a new Employment Agreement with John E. Halnen (the “2005 Halnen Agreement”), which replaced Mr. Halnen’s previous employment agreement with the Company. The material terms of the 2005 Halnen Agreement provide that, Mr. Halnen is entitled to receive an annual salary of $212,000 for his services as the Company’s President and Chief Executive Officer for an initial term of one year, which will automatically renew for successive one year terms unless Mr. Halnen’s employment with the Company terminates for any reason. Under the 2005 Halnen Agreement, Mr. Halnen is further entitled to participate in all benefits and/or other plans or programs, which are made available to employees of the Company in accordance with their terms, and is entitled to four (4) weeks paid vacation. On February 21, 2006, the Company entered into an Indemnification Agreement For Internal Revenue Code Section 409A with Mr. Halnen (the “Halnen 409A Indemnification Agreement”). The Halnen 409A Indemnification Agreement provides that the Company indemnifies Mr. Halnen for taxes, penalties, fees and related expenses arising from Mr. Halnen’s previous voluntary deferrals of income.
     Additionally, the 2005 Halnen Agreement provides that if Mr. Halnen’s employment terminates for any reason other than for cause, Mr. Halnen is entitled to receive (i) an amount equal to one year’s Base Salary and any accrued benefits as severance and (ii) health benefits for a period of six (6) months or until he accepts other full-time employment where he receives equal or better benefits. Mr. Halnen’s new employment agreement also contains certain customary confidentiality provisions and non-competition and non-solicitation provisions that are operative during Mr. Halnen’s employment with the Company and for two (2) years after termination of employment.
     Effective June 20, 2002, the Company entered into an Employment Agreement with Mr. Halnen, which was amended on March 9, 2004, (the “2002 Halnen Agreement”). Pursuant to the 2002 Halnen Agreement, Mr. Halnen was retained for a term ending June 20, 2005 as the President and Chief Operating Officer of the Company. During the term of the 2002 Halnen Agreement, Mr. Halnen was entitled to receive a base salary of $225,000 per year, unless Mr. Halnen voluntarily agreed to a reduction in his base salary, and had the opportunity to receive an annual bonus up to an aggregate of $75,000, payable quarterly.

     The 2002 Halnen Agreement provided that Mr. Halnen was entitled to participate in all Company compensation plans and fringe benefit plans, on terms at least as favorable as other executives of the Company, and that Mr. Halnen would have a minimum rate of 25% participation in the Executive Performance Plan Bonus Pool, see “Executive Performance Bonus Plan”. Under the 2002 Halnen Agreement, Mr. Halnen also was entitled to receive an annual option grant to purchase at least 200,000 shares of the Company’s common stock under the Company’s Stock Option Plans to be made no later than July of each year. The options would be exercisable as determined by the Compensation Committee, and to the maximum extent allowable, would be incentive stock options.
     Under the 2002 Halnen Agreement, if Mr. Halnen’s employment with the Company terminated because of a disability (as defined in the agreement) Mr. Halnen was entitled to receive (i) a payment equal to twelve months’ base salary plus his maximum potential bonus, payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen’s employment with the Company terminated other than for cause (as defined in the agreement), Mr. Halnen was entitled to receive (i) a severance payment equal to twelve months’ base salary plus his maximum potential bonus payable in twelve equal monthly installments or, if, at the time of such termination, Mr. Crowell was no longer Chairman and Chief Executive Officer of the Company, then such severance payment would be equal to eighteen months base salary plus his maximum potential bonus, payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in twelve equal monthly installments, and (ii) health, dental benefits and group term life insurance for twelve months following termination of employment with the Company. If Mr. Halnen’s employment with the Company terminated other than for cause (as defined in the agreement), following a change in control (as defined in the agreement) Mr. Halnen was entitled to receive (i) a severance payment equal to the greater of his base salary plus his maximum potential bonus for the remainder of the term of the 2002 Halnen Agreement or his base salary plus his maximum potential bonus for two years, payable 50% upon Mr. Halnen executing a release in favor of the Company and 50% payable in 24 equal monthly installments, (ii) all of Mr. Halnen’s stock options would become immediately vested and exercisable, and (iii) Mr. Halnen would become entitled to receive health, dental benefits and group term life insurance for 24 months following termination of employment with the Company. For purposes of calculating any such payment, Mr. Halnen’s base salary and maximum potential bonus would be calculated without reference to any voluntary reductions then in effect.
Item 11. Security Ownership of Certain Beneficial Owners and Management
EQUITY COMPENSATION PLAN INFORMATION
     The following table provides information as of December 31, 2005 with respect to compensation plans maintained by the Company under which equity securities of the Company are authorized for issuance:

	Number of securities			Number of securities remaining
	to be issued		Weighted-average	available for future issuance
	upon exercise of		exercise price of	under equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	15,503,337	(1)(2)	$1.14	18,259,087	(2)(3)

Equity compensation plans not approved by security holders	—		—	—

Total	15,503,337		$1.14	18,259,087

(1)	Includes shares of Common Stock to be issued upon the exercise of options outstanding as of December 31, 2005 under the following Company Stock Option Plans: The Director Plan, 229,999; The 1993 Stock Option Plan, 1,518,369; The 1996 Stock Option Plan, 1,560,468; The 1997 Stock Option Plan, 2,397,066; The 2000 Stock Option Plan, 2,629,985; The 2001 Stock Option Plan, 1,974,400; The 2002 Stock Option Plan, 1,568,050; and The 2004 Stock Option Plan, 3,625,000.

(2)	All outstanding options are subject to adjustments for stock splits, stock dividends, recapitalizations, and other similar transactions or events.

(3)	Reflects options covering shares of Common Stock which may be issued, under the following Company Stock Option Plans: The 1996 Stock Option Plan, 65,492; The 1997 Stock Option Plan, 123,430; The 2000 Stock Option Plan, 110,015; The 2001 Stock Option Plan, 355,650; The 2002 Stock Option Plan, 229,500; The 2004 Stock Option Plan, 2,375,000; and The 2005 Stock Option Plan, 15,000,000. During January of 2006 options covering 500,000 and 15,000,000 shares of common stock were issued under The 2004 Stock Option Plan and The 2005 Stock Option Plan, respectively.
     See “Item 10. Executive Compensation – Stock Option Plans” for a description of the material features of each of the compensation plans mentioned in the table above.
PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP
     The following table sets forth the beneficial ownership of Common Stock as of April 17, 2006 by (i) each Director of the Company, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer of the Company at the end of the fiscal year, as well as the individuals that were executive officers during the year ended December 31, 2005, (iii) all Directors and executive officers as a group, and (iv) each person or group known by the Company to own beneficially more than 5% of its outstanding shares of Common Stock. All information with respect to beneficial ownership has been furnished by the respective Director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name. As of April 17, 2006 402,080,443 shares of Common Stock were outstanding.

Directors and Executive Officers and	Number of Shares	Percentage of
Other Beneficial Owners(2)	Beneficially Owned (1)	Common Stock (1)

Class I Director — Term expires at the 2008 Annual Meeting
John E. Halnen (3)	3,663,256	*
John W. Ortiz (4)	110,833	*
Class II Director — Term expires at the 2006 Annual Meeting
Richard J. Harries, Jr. (4)	110,833	*
Sean P. Lewis (5)	26,666,666	6.6%
Class III Directors — Term expires at the 2007 Annual Meeting
Robert J. Crowell (6)	19,811,101	4.9%
William W. Smith (7)	14,214,115	3.5%
Named Executive Officer
Laurence F. Mulhern (8)	603,000	*
All Directors And Executive Officers as a Group (7 Persons)(9)	65,179,804	15.9%
Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited (10)	255,698,722	63.6%

*	Less than 1%.

(1)	In accordance with Securities and Exchange Commission rules, each beneficial owner’s holdings have been calculated assuming full exercise of all outstanding options and warrants to acquire Common Stock, regardless of the option price, which are exercisable by such owner within 60 days after April 17, 2006, while assuming no exercise of outstanding options and warrants covering Common Stock held by any other person.

(2)	For purposes hereof, the address of the Company’s Directors and executive officers is the same as that of the Company: 10 Oceana Way, Norwood, Massachusetts 02062.

(3)	Mr. Halnen is a Director and President, and as of December 21, 2005 Chief Executive Officer of the Company. Mr. Halnen’s Common Stock ownership is comprised of 1,636,957 shares owned directly as a result of the conversion of Company debentures, 800 shares held in an Individual Retirement Account, and 2,025,499 shares which he has the right to acquire within 60 days of April 17, 2006 through the exercise of stock options. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

(4)	This number represents shares of Common Stock which can be acquired through the exercise of options that are exercisable by the owner within 60 days of April 17, 2006.

(5)	Mr. Lewis was appointed as a Director of the Company on March 23, 2006 at the request of Smith & Williamson Investment Limited. Mr. Lewis’ Common Stock ownership is comprised of 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for his benefit and of 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for the benefit of his wife. In both cases, Smith & Williamson Nominees Limited has a revocable right to vote and dispose of these shares. See “Item 12. Certain Relationships and Related Transactions.”

(6)	Mr. Crowell is Chairman of the Board of Directors and, until December 21, 2005, was Chief Executive Officer of the Company. Mr. Crowell’s Common Stock ownership is comprised of 15,758,155 shares which he owns directly (including 12,121,413 shares related to the conversion of Company debentures and 110,000 shares held in a retirement plan account); 188,401 shares held in a revocable trust for the benefit of one of Mr. Crowell’s daughters, for which Mr. Crowell serves as Trustee; 121,616 shares held by the Crowell Educational Foundation with respect to which Mr. Crowell shares the power to vote and dispose of; and 3,742,929 shares which Mr. Crowell has the right to acquire within 60 days of April 17, 2006 through the exercise of stock options. See “Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions.”

(7)	Mr. Smith’s Common Stock ownership is comprised of 14,090,292 shares held in a revocable trust for the benefit of Mr. Smith’s family (including 9,496,995 shares related to the conversion of Company debentures and 4,593,287 shares related to the conversion of Mr. Smith’s loan to the Company in 2005); and 123,833 shares which Mr. Smith has the right to acquire within 60 days of April 17, 2006 through the exercise of stock options. See “Item 12. Certain Relationships and Related Transactions.”

(8)	Mr. Mulhern’s Common Stock ownership is comprised of 600,000 shares which he has the right to acquire within 60 days of April 17, 2006 through the exercise of stock options, and 3,000 shares which he owns directly.

(9)	Includes 6,713,927 shares of Common Stock which the Directors and executive officers of the Company have the right to acquire within 60 days of April 17, 2006 through the exercise of stock options.

(10)	Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited filed a Schedule 13D on March 6, 2006, which was amended on April 5, 2006. The Common Stock ownership presented above is based on such Schedule 13D’s and the Company’s records, and includes 7,420,991 shares related to the conversion of Company debentures, as well as 26,666,666 shares held for the benefit of Mr. Lewis and his wife. See “Change in Control of the Company” below, and “Item 12. Certain Relationships and Related Transactions.”
Change in Control of the Company
     On December 20, 2005 the Company agreed to issue a total of 298,582,044 shares of common stock to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2004 when the Company was originally accepted to list shares on the AIM Exchange, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold in 2004. Elcom raised a total of $7.9 million, with net proceeds to the Company of $7.7 million. Of the total raised, approximately $547,000 represented the conversion of non-U.S. investor loans and related accrued interest. The funds derived from the 2005 issuance of common stock on the AIM Exchange are being used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management anticipates achieving in 2007.
     In early March 2006 the Company learned that, as a result of the 2005 issuance of common stock on the AIM Exchange, Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”) had acquired beneficial ownership of more than 50% of the Company’s outstanding common stock. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the Securities and Exchange Commission (the “SEC”), reflecting such beneficial ownership as of December 20, 2005. Therefore, on December 22, 2005, the Company’s 10% Senior Convertible Debentures due 2013 (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. Based on the SWIM Entities’ Schedule 13D and the Company’s records, prior to the December 2005 common stock issuance, the SWIM Entities beneficially owned 26.9% of the Company, including 7,420,991 shares issuable upon conversion of Company Debentures. The bulk of the SWIM

Entities’ shares were acquired in the 2005 issuance of Regulation S Shares. Based on the SWIM Entities Schedule 13D, and the Company’s records, including the conversion of SWIM Nominees’ Debentures, the SWIM Entities owned approximately 63.6% of the Company’s outstanding common stock as of April 17, 2006. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000.
     In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed the Company of their request that the Board of Directors call a special meeting of the Company’s stockholders for the purposes of amending certain of the Company’s by-laws and replacing three directors of the Company with candidates nominated by the SWIM Entities (the “SWIM Candidates”). On March 23, 2006, Elcom and its then current Board of Directors entered into an agreement with the SWIM Entities (the “SWIM Agreement”) to effect an orderly transition of the Company’s Board of Directors to the control of the SWIM Candidates, and avoid the incremental costs of holding a special meeting of stockholders. It is anticipated that John E. Halnen, President, Chief Executive Officer and a Director of the Company, and Mr. Sean P. Lewis, a director appointed to the Board of Directors on March 23, 2006 at the request of the SWIM Entities, will be the only current Directors that will continue to serve after the two additional SWIM Candidates are appointed to the Board in April of 2006. In addition to Mr. Lewis, the SWIM Entities have proposed that Mr. Elliott Bance and Mr. Justin Dignam be appointed to the Company’s Board of Directors on April 21, 2006. Mr. Bance is a real estate and construction executive and is a citizen of the United Kingdom. Mr. Dignam is a director and chief executive officer of Big Fish Payroll Inc., a provider of payroll services and is a citizen of the United States. The Company has not been informed of any relationships between the SWIM Entities and the SWIM Candidates.
Item 12. Certain Relationships and Related Transactions
Crowell and Smith Secured Promissory Notes
     As of April 6, 2005, the Company entered into bridge-loan transactions with each of Robert J. Crowell, the Chairman of Elcom, and William W. Smith, the Vice-Chairman and a Director of the Company (the “Holders”) in order to obtain operating funds to allow the Company to continue operations. In return for each of the Holders loaning the Company a total of $120,000, the Company issued each of them a 12% Secured Promissory Note (the “12% Notes”). The 12% Notes were secured pursuant to an Amended and Restated Collateral Agency and Security Agreement, which are described below. The material terms of each of the 12% Notes issued by the Company to the Holders were identical. Each of the 12% Notes originally issued to the Holders was in the amount of $100,000, and each 12% Note was increased to $120,000 upon the advance of additional funds in August 2005. Interest upon the outstanding principal amount of the 12% Notes was payable in cash quarterly in arrears, at a rate of 12% per annum. The 12% Notes provided that the Company could not prepay any portion of the outstanding principal amount or any interest accrued on the principal amount which is unpaid; however, the 12% Notes provided the Holders with a put option, pursuant to which each Holder could put their respective 12% Note to the Company for payment at any time. If a Holder exercised his put option, the Company was required to forthwith pay in cash (a) the aggregate outstanding principal advanced under the 12% Note, (b) 12% interest accrued on such aggregate outstanding principal amount through the date of the exercise of the put option, less amounts previously paid and (c) a put premium equal to 7.5% per annum of the aggregate outstanding principal amount of the 12% Note, for the period the aggregate principal amount thereunder was outstanding. The 12% Notes had a term of seven (7) years, after which time the aggregate outstanding principal advanced under the 12% Notes and accrued interest were due and payable.
     In conjunction with the issuance of the 2005 Regulation S Shares, on December 21, 2005 the Company and the Holders entered into 8% Convertible Promissory Notes (the “8% Notes”) in exchange for cancellation of the 12% Notes. The following is a summary of the material features of the 8% Notes. Each of the 8% Notes issued to the Holders was in the principal amount of $120,000. Interest upon the outstanding principal amount of the 8% Notes, accrued at a rate of 8% per annum, and was payable upon maturity of the loan. The 8% Notes were also secured pursuant to the Amended and Restated Collateral Agency and Security Agreement, which are described below. The 8% Notes issued to Mr. Crowell and Mr. Smith had different maturity provisions. Mr. Crowell’s 8% Note provided that the principal amount and interest accrued thereon would be due and payable within five (5) business days after the Company notified the payee that it had adequate funds to repay the 8% Notes, while Mr. Smith’s 8% Note provided that his note would be payable in full after the Company reported two sequential quarters of positive cash flow from operations. The 8% Notes also provided that the payee had the option to convert the principal amount and interest accrued thereon into common stock to be issued pursuant to an exemption from registration under Regulation D of the Securities Act. The per share conversion price would be calculated based on a weighted average of (i) a 50-day average of the AIM Exchange closing bid and ask prices of the Company’s common stock issued in April 2004 and listed on the AIM Exchange, and (ii) the per share price of the 2005 Regulation S Shares; subject to the proviso that such conversion price must be more than the per share price of the 2005 Regulation S Shares. The 8% Notes also provided the Holders with certain piggyback registration rights covering any common stock obtained by conversion thereof.

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
Other Transactions
     Pursuant to the terms of the SWIM Agreement entered into by the Company as a result of the change of control of the Company reported in the Schedule 13D filed by the SWIM Entities with the SEC on March 6, 2006, Sean P. Lewis was appointed and elected as a director of the Company on March 23, 2006 and it is contemplated that Elliot Bance and Justin Dignam will be appointed and elected as directors of the Company on April 21, 2006. In addition, under the terms of the SWIM Agreement, in consideration of his resignation as a director of the Company, Robert J. Crowell is entitled to receive a severance payment of $72,000. See “Item 11. Security Ownership of Certain Beneficial Owners and Management — Principal Stockholders and Management Ownership” and “- Change in Control of the Company” above for a description of these transactions and of the share ownership of these parties.
     Smith & Williamson Corporate Finance Limited (“SWCF”) is the Company’s nominated adviser (“Nomad”) in respect of its AIM Exchange Listing in the U.K. SWCF and the SWIM Entities are related parties.

During calendar 2005 the Company accrued fees for Nomad services rendered by SWCF aggregating £20,000 (approximately $36,000) and an additional £20,000 (or an approximate value of $35,000, including 333,333 2005 Regulation S shares issued in the name of Smith & Williamson Nominees Limited) of fees related to the December 2005 issuance of Regulation S Shares. In 2004, the Company accrued SWCF fees for Nomad services rendered aggregating £15,000 (approximately $28,000) and an additional £78,000 (approximately $139,000) of fees and expense reimbursements related to the April 2004 issuance of Regulation S Shares.
     The Company applied for, and received, authorization from the U.K. Inland Revenue to treat certain amounts raised in the December 2005 and April 2004 Regulation S share issuances in the U.K. as qualified under the Enterprise Investment Scheme, which generally entitles the investors purchasing such shares to tax relief amounting to approximately 20% of their investment, subject to certain holding period requirements. Mr. Lewis, a Director of the Company and his wife purchased an aggregate of 26,666,666 shares of Company common stock for £400,000 (approximately $700,000) in the December 2005 Regulation S issuance under the Enterprise Investment Scheme.
     On March 31, 2004, the Company issued 150,000 shares of common stock to Robert J. Crowell in lieu of options to be granted, and recorded compensation expense of $31,000. The amount expensed was based on the March 31, 2004 closing price of the Company’s common stock on the Over The Counter Bulletin Board of $0.21 per share. These compensatory shares of the Company’s common stock were issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act.
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
     As a matter of policy, the Company enters into a written indemnity agreement with all of its directors and executive officers (the “Indemnity Agreement”). The Indemnity Agreement provides for indemnification by the Company of directors and executive officers to the fullest extent permitted by law against expenses and damages if he or she is, or is threatened to be made, a party to or participant in a legal proceeding by reason of his or her status as a director or executive officer of the Company, by reason of any action taken by him or her or of any inaction on his or her part while acting as a director or executive officer of the Company, or by reason of the fact that he or she is or was serving at the request of the Company as a director, partner, trustee, officer, employee, or agent of another corporation, partnership, joint venture, trust or other enterprise. The Indemnity Agreement provides that the Company will advance the expenses of a director or executive officer incurred in any such proceeding prior to final disposition of the claim.
Item 13. Exhibits
The following documents are filed as part of this Annual Report on Form 10-KSB/A-1:
Exhibit 31.1 — Rule 13a-15(e) Certification of Chief Executive Officer.
Exhibit 31.2 — Rule 13a-15(e) Certification of Chief Financial Officer.
Exhibit 32.1 — Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 — Section 1350 Certification of Chief Financial Officer.
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

     Fees for services rendered by Vitale, Caturano & Company Ltd. (“VCC”), the Company’s independent auditors for the last two fiscal years were:

	2005	2004
Audit fees	$82,000	$66,000
Audit related fees	11,000	10,000
Tax services fees	6,000	4,000
All other fees	2,000	2,000

Total fees	$101,000	$82,000

Audit Fees
     VCC has billed the Company $82,000 for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2005, the reviews of interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2005, and for consultation relating to accounting matters.
     VCC has billed the Company $66,000 for professional services rendered for the audit of the Company’s annual financial statements for the year ended December 31, 2004, the reviews of interim financial statements included in the Company’s Forms 10-QSB filed during the year ended December 31, 2004, and for consultation relating to accounting matters.
Audit Related Fees
     During 2005, VCC billed the Company $11,000 in audit related fees for the audit of the Company’s benefit plan.
     During 2004, VCC billed the Company $10,000 in audit related fees for the audit of the Company’s benefit plan.
Tax Fees
     During 2005, VCC billed the Company approximately $6,000 in tax services fees for assistance with various tax compliance matters.
     During 2004, VCC billed the Company approximately $4,000 in tax services fees for review of the Company’s 2003 tax returns.
All Other Fees
     Other fees for 2005 of $2,000 were paid to VCC for assistance in researching and responding to SEC comment letters concerning the Company’s revenue recognition and debenture accounting policies.
     Other fees for 2004 of $2,000 were paid to VCC for certain specific procedures performed by VCC to assist the Company in documenting its security management and policy document.
     Before VCC is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee. While the Audit Committee was aware of the services being provided by VCC, none of the services described above were formally approved by the Audit Committee pursuant to the de minimus exception to pre-approval provided in Commission rules.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc. (Registrant)
Date: April 19, 2006	By:	/s/ John E. Halnen
John E. Halnen
President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Robert J. Crowell	Chairman of the Board of Directors	April 19, 2006
Robert J. Crowell

/s/ John E. Halnen	President, Chief Executive and Director Officer	April 19, 2006
John E. Halnen	(Principal Executive Officer)

/s/ Laurence F. Mulhern	Chief Financial Officer (Principal Financial Officer)	April 19, 2006
Laurence F. Mulhern

/s/ William W. Smith	Vice Chairman and Director	April 19, 2006
William W. Smith

/s/ Richard J. Harries Jr.	Director	April 19, 2006
Richard J. Harries, Jr.

/s/ John W. Ortiz	Director	April 19, 2006
John W. Ortiz

	Director	April 19, 2006
Sean P. Lewis