Form 10QSB
period 2006-03-31
ELCOM INTERNATIONAL INC
filed 2006-05-15
CIK 900096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-27376

ELCOM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3175156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10 OCEANA WAY
NORWOOD, MASSACHUSETTS 02062
1-781-440-3333
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
          The registrant had 402,080,443 shares of common stock, $.01 par value, outstanding as of May 8, 2006.
     Transitional Small Business Disclosure Format            Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,115	$6,399

Accounts receivable:
Trade	679	548
Less-Allowance for doubtful accounts	47	45

Accounts receivable, net	632	503

Prepaid expenses and other current assets	216	119

Total current assets	4,963	7,021

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,046	20,675
Furniture, equipment and leasehold improvements	3,088	3,088

	24,134	23,763
Less — Accumulated depreciation and amortization	23,111	23,020

	1,023	743

OTHER ASSETS	12	10

Total assets	$5,998	$7,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$83	$27
Related party convertible loan payable	—	120
Convertible loans payable	—	1,179
Accounts payable	608	547
Deferred revenue	1,072	545
Related party accrued salary, bonuses and interest	1,127	1,121
Accrued expenses and other current liabilities	2,032	2,525
Current liabilities of discontinued operations	47	62

Total current liabilities	4,969	6,126

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	140	—
OTHER LONG TERM LIABILITY	390	423

Total liabilities	5,499	6,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding — none	—	—
Common stock, $.01 par value; Authorized — 500,000,000 shares — Issued — 402,611,152 and 399,152,859 shares	4,026	3,992
Additional paid-in capital	125,558	125,263
Accumulated deficit	(123,562)	(122,483)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(811)	(835)

Total stockholders’ equity (deficit)	499	1,225

	$5,998	$7,774

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006		2005
Net Revenues:
License, hosting services and other fees		$559	495
Professional services		334	118

Total net revenues		893	613

Cost of revenues		137	116

Gross profit		756	497

Operating Expenses:
Selling, general and administrative		1,539	1,452
Research and development		330	120

Total operating expenses		1,869	1,572

Operating loss		(1,113)	(1,075)

Interest and other income (expense), net		41	(1)
Interest expense		(7)	(60)

Net loss before income taxes		(1,079)	(1,136)
Income taxes		—	—

Net loss		(1,079)	(1,136)

Other comprehensive income, net of tax		24	8

Comprehensive loss		$(1,055)	$(1,128)

Basic and diluted net loss per share	$	(—)	$(0.02)

Weighted average number of basic and diluted shares outstanding		400,005	61,282

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,079)	$(1,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88	136
Stock based compensation	79	—
Deferred rent expense	—	54
Changes in current assets and liabilities:
Accounts receivable, net	(129)	(128)
Prepaid expenses and other current assets	(97)	(82)
Accounts payable	61	160
Deferred revenue	527	17
Accrued expenses and other current liabilities	(235)	475

Net cash used in continuing operating activities	(785)	(504)
Net cash used in discontinued operations	(15)	10

Net cash used in operating activities	(800)	(494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(159)	—
Change in other assets	(2)	—

Net cash used in investing activities	(161)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	200
Repayments of loans payable	(1,299)	—
Repayments of capital lease obligations	(15)	(7)
Decrease in other long term liability	(33)	(30)

Net cash provided by (used in) financing activities	(1,347)	163

FOREIGN EXCHANGE EFFECT ON CASH	24	8

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,284)	(323)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,399	390

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,115	$67

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20	$1

Income taxes paid	$—	$—

Issuance of common stock in satisfaction of deferred rent	$250	$—

Acquisition of equipment under capital leases	$211	$—

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
Quarterly Presentation
          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as March 31, 2006, and the results of its operations and cash flows for the three-month periods ended March 31, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform with the current period presentation.
Liquidity and Capital Resources
          The Company’s consolidated financial statements as of December 31, 2005 and March 31, 2006 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2006. The Company’s registered public accounting firm, Vitale, Caturano & Company, Ltd., have issued a report on the Company’s consolidated financial statements as of December 31, 2005, dated March 6, 2006 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in Elcom’s ability to continue as a going concern. The Company has incurred net losses every year since 1998, has an accumulated deficit of $123,562,000 as of March 31, 2006, and expects to incur a loss in fiscal year 2006. As of March 31, 2006, the Company had $4.1 million of cash and cash equivalents and current assets of approximately $5.0 million and had current liabilities of approximately $5.0 million. The ultimate success of the Company is dependent upon achieving additional revenues by marketing its ePurchasing software solutions, typically through channel partners, until the Company is operating profitably. The Company has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $2.9 million of cash used in operating activities in fiscal 2005, and $800,000 of cash used in operating activities in the first quarter of 2006. The Company’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. The Company believes that as a result of its 2005 issuances of common stock (Note (3)), including common stock listed on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”), that it has the funds required to perform under its contracts in the current year, however it expects to incur a net loss in 2006. In order to achieve profitable operations Elcom is dependent upon generating significant new revenues from existing and future contracts. There can be no assurance that such incremental revenues can be realized by the Company. Nonetheless, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

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
          In August 2005 the Company received a comment letter from the SEC concerning Elcom’s revenue recognition and convertible debenture accounting policies. The Company responded to the SEC August comment letter in September 2005, and in January 2006, the SEC requested clarification of the Company’s September response and made further inquiries concerning the Company’s revenue recognition and convertible debenture accounting policies. The Company responded to the SEC January comment letter in April 2006.
          The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:
(i)	Revenue Recognition:

The Company markets both an enterprise and non-enterprise (hosted) model of PECOS software. Revenue consists principally of fees for licenses, and hosting services, and the Company also earns fees from certain clients by providing a separate, test instance of its hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. In addition, the Company earns usage and volume related fees derived from “eMarketplace” activities, as well as fees from certain suppliers for maintaining their data in the ePurchasing software system for mutual customers. The Company earns professional services fees for implementation and other technical professional services. As part of the revenue recognition process, significant management judgments and estimates must be made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if Elcom made different judgments or utilized different estimates.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of its software solution specific to the client before the hosting term begins. Hosting services agreements also generally call for the Company to provide technical support and software updates and upgrades to customers during the term of the agreement. The Company recognizes these hosting services revenues over the hosting term, which is typically one year, consistent with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition (“SAB 13”). The Company recognizes revenue on this basis because its customers do not have (except as noted below) the contractual right to take possession of the software at any time during the hosting period. Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and time-based hosting services fees thereafter. If a hosting services agreement accounted for under EITF 00-3 and SAB 13 provides for the payment of fees that are required in order for the customer to use the software system, beyond those for hosting services, including implementation fees, these additional fees are typically recognized ratably over the first year of the arrangement, if the related hosting services agreement is subject to annual renewal by the customer. Otherwise, such fees are typically recognized over the term of the related agreement. The Company has recently entered into a large hosting services contract that will be accounted for under EITF 00-3 and SAB 13, as the client(s) do not have an unfettered right to take possession of the hosted PECOS software system. In this particular contract, Elcom will be paid certain development fees, implementation fees and ongoing hosting services fees. Because the development and implementation fees are for Elcom professional services that are required in order for the customer(s) to use the hosted software system, once such fees are earned, Elcom will recognize them in revenue over the remaining contract life (initially five years) as clients in this certain arrangement do not have annual opportunities to cancel the arrangement. As of March 31, 2006, no revenues have been recognized under this contract.

One of the Company’s customers, Capgemini UK Plc (“Capgemini”), has an unfettered contractual right to take possession of the eProcurement software at any time, and the Company and Capgemini jointly maintain a “hot back-up site” to support certain customer requirements. The Company has concluded that, due to Capgemini’s technological expertise, and the jointly maintained back-up site, it is feasible for this customer to run the software system on its own without significant penalty. Accordingly, the Company accounts for this contract in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 97-2, as amended”) using the residual method. In this case the contract calls for a license fee, specific fees for initial professional services as locations are brought live (implementation fees) and ongoing hosting services for each location. Under the residual method, the total contract fee for this contract was first allocated to the fair value of the undelivered elements (i.e., implementation services and hosting fees) based on Elcom’s vendor specific objective evidence (“VSOE”) and the remaining portion of the total contract fee was allocated to the software license. The Company determined the VSOE of fair value for the implementation services based upon its current and historical pricing for those services when sold separately and the VSOE of fair value for hosting services is based upon substantive renewal rates. Per the terms of this contract, the timing of the payment of the license fee for this contract was based upon the number of Public Entities signing agreements. Accordingly, the license fee revenue was recognized as the milestones were met and the license payments became due. The final milestone was achieved in 2004. Implementation fees for this contract are recognized as revenue upon completion of the professional services, in accordance with the client specifications and hosting services fees are recognized over the hosting services term, generally one year.

Deferred revenue includes amounts received from customers for which revenue has not been recognized and generally result from advance customer payments for hosting services fees for services not yet rendered and deferred until all requirements under EITF 00-3 and SAB 13 or SOP 97-2, as amended, as applicable, are met. Deferred revenue is recognized upon delivery of our product, as services are rendered, or as other requirements underlying deferral are satisfied.
(ii)	Stock Based Compensation:

The Company issues stock options to its employees and outside directors pursuant to stockholder approved stock option plans. Effective January 1, 2006, Elcom adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the statement’s modified prospective transition method, in accordance with SAB Topic 14: Share-Based Payment (“SAB 107”). Prior to January 1, 2006, the Company followed SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123(“SFAS 148”), which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS Nos. 123 and 148 for periods prior to January 1, 2006.

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted, which service period is represented by each option’s vesting provisions, all of which are time-based. All of the Company’s stock based compensation is accounted for as equity instruments and there have been no liability awards granted. Under the modified prospective transition method of SFAS 123R, Elcom applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006. The unrecognized expense of awards not yet vested as of January 1, 2006 is being recognized in the consolidated statement of operations using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, as disclosed in Elcom’s previous financial statements. For the three months ended March 31, 2006, the Company recorded $79,000 of stock-based compensation expense in the consolidated statement of operations as follows:

Three Months Ended
March 31, 2006
Cost of revenues	$10,000
Selling, general and administrative	52,000
Research and development	17,000

$79,000

The adoption of SFAS 123R had no impact on the Company’s cash flows for the three months ended March 31, 2006. The Company used the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. The weighted-average gross fair value of awards under Elcom’s stock option plans in the first quarter of 2006 was $0.08 for each share covered by an option grant, utilizing the following assumptions:

Volatility	161.4%
Risk-free interest rate	4.82%
Expected life of options	5 years
Expected dividend yield	0%
The Company has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over the five year period (consistent with the expected life of the options) ended March 31, 2006. The volatility is based on the reported trading of the Company’s common stock on the Over The Counter Bulletin Board (“OTCBB”), and Nasdaq Small Cap Market, as applicable. The risk-free interest rate is based on the U.S. Government 5 year Treasury Constant Maturity rate, with a five year term, as of March 1, 2006. The expected life of options is based on Elcom’s historical experience, since January 1, 1996, shortly after it became a public Company. The expected dividend yield is zero based on the fact that the Company has never paid a dividend and does not presently have an intention to pay cash dividends.
Based on the Company’s historical turnover rates, an overall annualized estimated forfeiture factor of 16% has been utilized, and in certain specific instances where it is known that options will be forfeited, additional forfeitures have been anticipated in the first quarter of 2006. The estimated and known forfeitures reduced the expense recorded in the first quarter of 2006 by $42,000. Under the provisions of SFAS 123R, additional expense will be recorded in future periods if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.
As of March 31, 2006, the Company had unamortized stock-based compensation, net of expected forfeitures, aggregating $863,000, which will be amortized to expense over the requisite service periods, currently through January of 2009. The unamortized stock-based compensation will be recognized over a weighted average period of approximately 28 months.
No stock-based compensation expense has been recorded for the three months ended March 31, 2005, as all awards granted through that date had an exercise price equal to the market value of the underlying stock at the date of award. Prior period results have not been restated. FAS 123R requires the presentation of pro forma information for comparative periods presented which are prior to the adoption of SFAS 123R. Accordingly, had compensation expense for awards under the Company’s stock option plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net Loss, as reported	$(1,136)
Less: Compensation expense for option awards determined under fair value based method	(95)

Pro forma net loss	$(1,231)

Net loss per share:
As reported — basic and diluted	$(0.02)

Pro forma — basic and diluted	$(0.02)

There were no stock-based compensation awards made in the three-month period ended March 31, 2005.
Changes in outstanding stock options for the three months ended March 31, 2006 were as follows:

		Weighted
	Number	Average
	Of Shares	Exercise Price
Outstanding, December 31, 2005	15,503,337	$1.14
Granted	15,500,000	0.09
Expired	(47,768)	6.76
Forfeited	(12,500)	0.14
Exercised	—	—

Outstanding, March 31, 2006	30,943,069	$0.61

Exercisable, March 31, 2006	12,526,817	$1.35

Vested and expected to vest at March 31, 2006	22,250,808	$0.75

Changes in nonvested outstanding stock options for the three months ended March 31, 2006 were as follows:

		Weighted-Average
	Number	Grant Date
	Of Shares	Fair Value
Nonvested, December 31, 2005	3,763,751	$0.13
Granted	15,500,000	0.08
Vested	(847,499)	0.12
Forfeited	—	—
Exercised	—	—

Nonvested, March 31, 2006	18,416,252	$0.09

As of March 31, 2006, the weighted-average remaining contractual term for options outstanding was 7.84 years, for options exercisable was 5.36 years, and for options vested and expected to vest was 7.32 years. As of March 31, 2006, based on the closing price of the Company’s common stock on the OTCBB of $0.15 per share, the aggregate estimated intrinsic value for options outstanding was $1,117,000, for options exercisable was 167,000, and for options vested and expected to vest was $665,000.

(iii)	Accounting for Convertible Debentures and Other Equity Matters

During 2003, Elcom raised funds via private placements to accredited investors of 10% Senior Convertible Debentures due 2013 (the “Debentures”). The Company believes the Debentures are a conventional convertible debt instrument and has accounted for the Debentures in accordance with Accounting Principles Board Opinion Number 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In accordance with these pronouncements, over the last three years, through December 31, 2005, the Company has recorded non-cash interest expense and offsetting credits to equity (paid-in-capital) totaling $1,587,000. These entries are intended to reflect, as interest expense, the Beneficial Conversion Feature (“BCF”) of the difference between the per share conversion price of the Debentures and the then current trading price of the Company’s common stock when the Debentures were issued or amended. In accordance with the pronouncements, the BCF recorded is limited to the face amount of the Debentures and related interest that is paid-in-kind. The Debentures also provided for adjustment of the per share conversion price in the event that equity was raised after the issuance of the Debentures, at a price less than the original per share Debenture conversion price. Accordingly, an adjustment to the Debenture conversion price (from $0.125 per share to $0.046 per share) was made in conjunction with common stock issuances by Elcom in December 2005. The Debentures provided that adjustments to the per share conversion price would be made on a weighted average basis, which by its terms would always result in an adjusted per share conversion price in excess of the then (lower) fair market value of the Company’s common stock, as determined by such subsequent common stock issuance transactions. Therefore, the Company believes that the conversion price adjustment feature of its Debentures had no assignable value and, accordingly, Elcom has not recorded an additional non-cash expense and related offsetting entry to equity (paid-in-capital). The Debentures converted to common stock at an adjusted per share price of $0.04643 in December 2005, when the Company closed on the sale of its common stock to third parties at a price of $0.0266 per share. If the Company had made a different assessment of the value of the conversion price adjustment feature, its recorded non-cash expenses might have been materially higher, and a further credit to equity (paid-in-capital) would have been recorded to offset the higher expense amount. In addition, there are other complex accounting considerations related to equity registration rights and, although Elcom believes that any such adjustments would be non-cash in nature, such amounts could materially affect the Company’s reported results. Elcom believes that it is not required to record any such amounts related to such registration rights.

(iv)	Income Taxes:

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the Company’s recent losses and belief that 2006 will result in an overall operating loss, the Company has recorded a valuation allowance to reduce its deferred tax assets to $0. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset valuation allowance would increase income in the period such determination was made.
3.  Common Stock Issuances
(i)	Issuances of Common Stock Under Regulation S
          On December 20, 2005, the Company agreed to issue an aggregate of 298,582,044 shares of its common stock (the “2005 Regulation S Shares”) to investors in the U.K., and listed the 2005 Regulation S Shares on the AIM Exchange. The Company raised a total of approximately $7.2 million in cash, net of issuance costs and converted $547,000 of loans and related accrued interest via issuance of the 2005 Regulation S Shares in the U.K. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The holders of the 2005 Regulation S Shares also have certain registration rights. The funds derived from the sale of the 2005 Regulation S Shares are being used to support the Company’s working capital requirements.

          The 2005 Regulation S Shares were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Securities Exchange Act of 1933, as amended (the “Securities Act”), for offers and sales of securities outside the U. S. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their 2005 Regulation S Shares in the U.S., to a “U.S. person” (as defined in the Securities Act) or for the benefit or account of a U.S. person, for a one-year period. During this one-year period, the holders of the 2005 Regulation S Shares may otherwise trade their 2005 Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the 2005 Regulation S Shares are traded. Upon the expiration of this one-year period, the 2005 Regulation S Shares will be “restricted securities,” as the term is defined in Rule 144 under the Securities Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The 2005 Regulation S Shares trade on the AIM Exchange and will not commingle with the Company’s stock traded on the OTCBB until and unless the Company registers the Regulation S Shares with the Securities and Exchange Commission (“SEC”) or an exemption from registration exists with respect to the 2005 Regulation S Shares. The 2005 Regulation S Shares have not been registered under the Securities Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.
(ii)	Issuances of Common Stock Under Regulation D
          On December 21, 2005, Mr. Smith, Vice Chairman and a Director of the Company until April 21, 2006, converted his 2005 Note principal of $120,000, plus approximately $7,000 in accrued interest thereon (see Note 6), into 4,593,287 shares of the Company’s common stock, issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act, at a per share price of approximately $0.0276. The per share conversion price was based upon a weighted average of the December 2005 Regulation S Shares issuance price and a fifty (50) day average of the closing bid and ask prices of the Company’s common stock originally listed on the AIM Exchange in 2004, in accordance with the terms of the 2005 Notes. Mr. Smith has certain “piggy-back” registration rights, also in accordance with the terms of the 2005 Notes.
          On December 22, 2005, the Company’s 10% Senior Convertible Debentures (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of a majority interest in Elcom by Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”). Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the SEC. The bulk of the SWIM Entities’ shares are 2005 Regulation S Shares. Based on the SWIM Entities’ Schedule 13D, and the Company’s records, including the 7,420,991 shares issued upon conversion of the SWIM Nominees’ Debentures, the SWIM Entities owned approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000. The Debentures converted at an amended per share price of approximately $0.04643. Robert J. Crowell, Chairman of the Company until April 21, 2006, William W. Smith, and John E. Halnen, President, Chief Executive Officer and a Director of the Company, each held Debentures and, as a result of the conversion of the Debentures, 12,121,413 Debenture Shares were issued to Mr. Crowell, 9,496,995 Debenture Shares were issued to Mr. Smith and 1,636,957 Debenture Shares were issued to Mr. Halnen. The Debenture Shares are not registered under the Securities Act, and were issued in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Act. The holders of the Debenture Shares have certain registration rights.
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

     Based on the average market price of the Company’s common stock in the three-month period ended March 31, 2006, a net total of 669,000 shares covered by options would have been dilutive, and 26,719,000 shares covered by options and warrants with per share exercise prices ranging from $0.075 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the three-month period ended March 31, 2005, a net total of 1,581,000 shares covered by options would have been dilutive, and 11,511,000 shares covered by options and warrants with per share exercise prices ranging from $0.16 to $22.50 would have been anti-dilutive.
5. Business Segment Information
     The Company’s operations are classified as a single business segment, specifically the development and sale of automated procurement (“eProcurement”) and electronic marketplace (“eMarketplace”) Internet-based software solutions (together, “ePurchasing”), which automate many supply chain and financial settlement functions associated with procurement. The Company operates both in the U.S. and U.K. and geographic financial information for the quarters ended March 31, 2006 and 2005, was as follows (in thousands):

	Quarter ended
	March 31,
	2006	2005
Net revenues:
U.S.	$145	$185
U.K.	748	428

Net Revenues	$893	$613

Operating loss:
U.S.	$(1,516)	$(1,148)
U.K.	403	$73

Operating loss	$(1,113)	$(1,075)

	March 31,	December 31,
	2006	2005
Identifiable assets:
U.S.	$1,623	$4,522
U.K., including cash and cash equivalents of $3,777 and $2,686	4,375	3,252

	$5,998	$7,774

6. Loans Payable
     During the first and third quarters of 2005, the Company received bridge loan funds, pursuant to secured promissory notes, as amended, each in the amount of $120,000 (the “2005 Notes”), from each of Robert J. Crowell, Chairman of the Company until April 21, 2006, and William W. Smith, Vice Chairman and a Director of the Company until April 21, 2006, (each a “Holder” and, together, the “Holders”), for a total of $240,000. A total of $200,000 ($100,000 from each Holder) was received in the first quarter of 2005. The Holders’ advances provided a portion of the funds required for the Company to continue operating until the Company’s December 2005 Regulation S Shares issuance (see Note (3)). Interest upon the outstanding principal amount of the 2005 Notes accrued at a rate of 8%. The Crowell and Smith 2005 Notes had different maturity provisions. Mr. Crowell’s 2005 Note provided that the principal amount and interest accrued thereon was due and payable within five (5) business days after the Company notified the payee that it had adequate funds to repay the 2005 Notes, while Mr. Smith’s 2005 Note provided that his note was payable in full after the Company reported two sequential quarters of positive cash flow from operations. The 2005 Notes, at the option of the Holder, were convertible into the Company’s common stock, issuable in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Exchange Act of 1933, as amended (the “Restricted Shares”). The 2005 Notes also provided the Holders certain “piggy-back” registration rights, in the event they elected to convert their loan into Restricted Shares.

     On December 21, 2005 Mr. Smith converted his $120,000 loan, plus approximately $7,000 in accrued interest thereon, into 4,593,287 Restricted Shares of the Company’s common stock, in accordance with the 2005 Notes’ conversion terms (see Note 3).
     Mr. Crowell’s $120,000 loan was repaid in cash in January 2006, and a total of approximately $7,600 of interest was paid thereon. As of December 31, 2005, Mr. Crowell’s loan is recorded as a related party convertible loan payable in the accompanying consolidated balance sheet.
      The 2005 Notes were secured by an Amended and Restated Collateral Agency and Security Agreement with William W. Smith, as Collateral Agent and the Holders, as secured parties (the “Security Agreement”). Pursuant to the Security Agreement, the Company granted a first priority senior security interest in the all of the personal property and intellectual property of the Company, wherever located, and now owned or hereafter acquired, to the Collateral Agent, for the benefit of the Holders, to secure the payment or performance of the Company’s obligations under the 2005 Notes. As a result of financing received from the issuance of the 2005 Regulation S Shares and the consequent loan repayments described above, the Security Agreement is no longer in effect.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Introduction
     Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). The Company’s PECOS™ ePurchasing solution is typically remotely-hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are using or accessing Elcom’s software solutions under these arrangements. Elcom became publicly-held and quoted on NASDAQ in 1995 and now trades on the Over The Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. In addition, since April 16, 2004, the Company’s Common Stock has traded on the Alternative Investment Market of the London Stock Exchange (the “AIM Exchange”) under the symbols ELC and ELCS (ELCS represents shares issued in the U.K. in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended). Elcom has a seasoned management team in place with substantial experience in eBusiness technologies. The Company operates in the U.S. and U.K. with the majority of current revenues and projected future growth expected to be generated from U.K. clients. Although Elcom’s ePurchasing software system is generic and can be used in any industry, Elcom has a growing presence in public sector marketplaces.
Overview
     Prior to the divestiture of its IT products and services business in the U.K. and U.S., the Company had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, economic activity in the U.S. began to slow and capital and discretionary spending by the Company’s customer base began to decrease. Subsequent to the September 11, 2001 terrorist attacks, and related material decline in demand from the Company’s IT products customers and the uncertainty surrounding the overall economy, the Company carefully reviewed its business operations. In order to reduce operational and financial risks and properly align the Company’s operations with the slowing demand for IT products and the overall economic environment, the Company decided to divest its IT products and services business to reduce costs and allow the Company to focus exclusively on its core Internet-based, ePurchasing software technology.
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
     In the U.K., the Company has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland program, where Elcom provides an ePurchasing system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. The Company signed agreements with five (5) Public Entities in 2005, bringing the total number of Public Entities in the eProcurement Scotland program to 25. Of the 25 Public Entities, the ePurchasing systems for nine (9) were live before the end of 2003, nine (9) more went live in 2004, and four (4) went live in 2005, and the remaining three (3) Public Entities went live in the first quarter of 2006. No additional Public Entities signed on to the eProcurement Scotland program to-date in 2006, although the Company has had various inquiries, and believes that additional Public Entities will agree to join the eProcurement Scotland program in 2006. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program, and possibly more, depending upon the Scottish Executive’s definition of eligibility. The Company earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland program. The Company also earns fees for test systems under this arrangement, as well as certain project-based professional service fees. The Company believes there will continue to be slow, but steady growth in the eProcurement Scotland program.
     In addition, the Company is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded a contract, and has executed agreements, including a Framework Agreement between PA Shared Services Ltd. (“PASSL”), a wholly owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. Public Entities (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace is expected to be available to a substantial number of Public Entities in the U.K., including NHS Trusts (hospitals), local authorities, and many other Public Entities. The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have an initial term of five years. PASSL is the primary contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace software system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, the Company will only realize a portion of its earned revenues, after costs of the PASSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to the Company for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore the Company anticipates that its realized implementation and development fees will be ratably recognized over the applicable term of the agreement. Through March 31, 2006, ten (10) U.K. Public Entities have signed on to join the Zanzibar eMarketplace, none of which have gone live yet, but several of which are anticipated to go live in the second quarter of 2006. The Company has not recognized any revenues under this arrangement as of March 31, 2006.
     The Company’s customer base has remained generally stable during 2005 and 2006. In early 2005, one client, Global Procurement Group, citing the Company’s constrained financial condition, elected to cancel its pending contract with the Company before any revenue had been earned/recognized or any work had been performed on the arrangement. In addition, the Company was notified by one U.S. customer that it would not renew its contract in the first quarter of 2006, which will reduce the Company’s recurring revenues by a total of approximately $20,000 on an annual basis. All Scottish Executive Public Entities renewed their arrangements in 2005, and to-date in 2006.
     In the U.S., the Oakland (California) Unified School District (“OUSD”) “eMarketplace” agreement signed in 2005 is an important development for the Company. Under this arrangement the Company maintains a PECOS eMarketplace for OUSD and earns agent or affiliate fees from each supplier to the client based on the purchases that are processed through the eMarketplace. The arrangement is scaleable within the Company’s existing structure and holds the potential for significant growth. The Company is attempting to duplicate this arrangement with other entities and in September 2005, signed a memorandum of understanding with a large, national supplier of educational products to public school entities. In addition, also in September 2005, the Company signed an agreement with a major U.S. bank for a pilot program to offer Elcom’s eMarketplace solution branded within the bank’s ecommerce offering, to a segment of its business customers. In this arrangement, the Company expects to earn agent or affiliate fees based on the purchases that are processed through the eMarketplace. In the first quarter of 2006, the Company earned approximately $17,000 in U.S. eMarketplace agent fees.
Common Stock Issued under Regulation S in the U.K. — Change in Control of Elcom
     On December 20, 2005 the Company agreed to issue a total of 298,582,044 shares of common stock to investors in the U.K. and listed the shares on the AIM Exchange. The shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) for offshore placements. Elcom raised a total of $7.9 million, with net proceeds to the Company of $7.7 million. Of the total raised, approximately $547,000 represented the conversion of non-U.S. investor loans and related accrued interest. The funds derived from the 2005 issuance of common stock on the AIM Exchange are being used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management anticipates achieving in 2007. See Note (3) — Common Stock Issuances, to the March 31, 2006 Consolidated Financial Statements for additional information.
     In early March 2006 the Company learned that, as a result of the 2005 issuance of common stock on the AIM Exchange, Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”) had acquired beneficial ownership of more than 50% of the Company’s outstanding common stock. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the Securities and Exchange Commission (the “SEC”), reflecting such beneficial ownership as of December 20, 2005. Therefore, on December 22, 2005, the Company’s 10% Senior Convertible Debentures due 2013 (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. The bulk of the SWIM Entities’ shares were acquired in the 2005 issuance of common stock on the AIM Exchange. Based on the SWIM Entities Schedule 13D, and the Company’s records, including the conversion of SWIM Nominees’ Debentures, the SWIM Entities owned approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005. Based on the SWIM Entities’ Schedule 13D and the Company’s records, prior to the December 2005 common stock issuance, the SWIM Entities beneficially owned 26.9% of the Company, including 7,420,991 shares issuable upon conversion of Company Debentures. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000.
     In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed the Company of their request that the Board of Directors call a special meeting of the Company’s stockholders for the purposes of amending certain of the Company’s by-laws and replacing three directors of the Company with candidates nominated by the SWIM Entities (the “SWIM Candidates”). On March 23, 2006, Elcom and its then current Board of Directors entered into an agreement with the SWIM Entities (the “SWIM Agreement”) to effect an orderly transition of the Company’s Board of Directors to the control of the SWIM Candidates, and to avoid the incremental costs of holding a special meeting of stockholders. Pursuant to the SWIM Agreement, as of April 21, 2006, the Company’s Board of Directors included John E. Halnen, President and Chief Executive Officer of the Company, and Sean P. Lewis, a director appointed to the Board of Directors on March 23, 2006 at the request of the SWIM Entities, and Elliott Bance and Justin Dignam, two additional SWIM Candidates appointed to the Board on April 21, 2006. Mr. Bance is a real estate and construction executive and is a citizen of the United Kingdom. Mr. Dignam is a director and chief executive officer of Big Fish Payroll Inc., a provider of payroll services and is a citizen of the United States.
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2006 the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) See Note (2) — Critical Accounting Policies – Share Based Compensation, to the March 31, 2006 Consolidated Financial Statements. There were no other changes to the Company’s accounting policies in the first quarter of 2006.
Off-Balance Sheet Financings
     The Company does not have any off-balance sheet financings. The Company has no majority-owned subsidiaries that are not included in its consolidated financial statements.
Results of Operations
Quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.
     Net Revenues. Net revenues for the quarter ended March 31, 2006 increased to $893,000, from $613,000 in the same period of 2005, an increase of $280,000, or 46%. License, hosting services and other fees increased from $495,000 in the 2005 quarter to $559,000 in the 2006 quarter, an increase of $64,000, or 13%. This increase is primarily due to an increase in the level of customers in the eProcurement Scotland Program. License, hosting services and other fees include license fees, hosting service fees, supplier fees, usage fees, and eMarketplace agent fees. Professional services fees increased by $216,000, to $334,000 in 2006 from $118,000 in 2005, reflecting an increase in Capgemini implementations, from one in the first quarter of 2005 to three in the first quarter of 2006. In addition, certain additional non-recurring professional services were rendered to Capgemini in the first quarter of 2006 to enhance the eProcurement Scotland Program software system.
     Gross Profit. Gross profit for the quarter ended March 31, 2006 increased to $756,000 from $497,000 in the comparable 2005 quarterly period, an increase of $259,000, or 52%. This increase is primarily a result of the higher level of one-time professional services revenues recorded in the first quarter of 2006 as described above, versus such revenues recorded in the first quarter of 2005. The Company records its costs of professional services as incurred because it can not be assured its efforts will meet the specific client requirements, and only records the professional services revenues when the client requirements and all revenue recognition requirements are met. In the case of certain professional services revenues recorded in the first quarter of 2006, a portion of the related cost of sales was recorded in the fourth quarter of 2005.

     Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2006 were $1,539,000 compared to $1,452,000 in the 2005 quarter, an increase of $87,000, or 6%. Because of the cash constraints experienced by Elcom over the last several years, Elcom has operated with as few personnel as possible, and certain of its personnel are compensated at below market rates. In April 2006, the Company began to hire additional personnel, and during late 2005 and through the first quarter of 2006, Elcom has also engaged third party contractors in order to address the increasing level of its business activity. The Company’s headcount (full and part-time) has decreased by two, from 38 at March 31, 2005 to 36 at March 31, 2006, but the Company expects headcount to increase in the next several quarters, and the Company also plans to provide raises to certain personnel whose compensation is below the market rate. Accordingly, Elcom anticipates that its SG&A will also increase in future quarters. Nonetheless, due to a change in the mix of personnel, as well as the increase in the first quarter of 2006 in research and development expense (which is generally comprised of personnel and third party contractor costs) over the 2005 quarter, the personnel expenses in SG&A remained flat from the 2005 first quarter to the 2006 first quarter. The primary reasons for the increase in SG&A in the first quarter of 2006 as compared to the first quarter of 2005 are: an increase in legal and accounting fees, related to the change in control of the Company, and the initial implementation of SFAS 123R requiring the expensing of stock based compensation (stock options), which was not required in the first quarter of 2005 (See Note (2) — Critical Accounting Policies, to the March 31, 2006 Consolidated Financial Statements). Increases in travel expenses and management information systems expenses were generally offset by a reduction in depreciation and amortization expense, as various Company assets have been fully depreciated/amortized.
     Research and Development Expense. Research and development expense for the quarters ended March 31, 2006 and 2005 were $330,000 and $120,000, respectively, reflecting an increase in 2006 of $210,000 over the expense recorded in the first quarter of 2005. The increase in expense in 2006 compared to 2005 was due primarily to ongoing work associated with various enhancements to improve the data interchange, and enhanced inbound interface capabilities of the Company’s PECOS technology. In addition, in late 2005 Elcom also commenced development of new software for supplier directories, marketplace portals, client sign on, request for quotation module, as well as various additional interfaces to other software. Certain of these items were completed in the first quarter of 2006, and are primarily related to the Zanzibar eMarketplace, but will also be included in Elcom’s offerings to other customers and potential customers. In the first quarter of 2006, research and development expense included approximately $100,000 of third party consulting expense and $17,000 of stock-based compensation expense, while in the first quarter of 2005 all expenses were internal and stock-based compensation expense was not recorded.
     Operating Loss. The Company reported an operating loss of $1,113,000 for the quarter ended March 31, 2006 compared to a loss of $1,075,000 reported in the comparable quarter of 2005, an increase of $38,000 in the loss reported. This increased operating loss in the first quarter of 2006 compared to the same period in 2005 was primarily due to an increase in SG&A expenses and research and development expenses in 2006, net of the increase in recorded revenues.
     Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the quarter ended March 31, 2006 was income of $41,000 versus an expense of $1,000 in the comparable 2005 quarter. The 2006 income is primarily related to interest income earned on the funds raised in December of 2005.
     Interest Expense. Interest expense for the quarter ended March 31, 2006 was $7,000 compared to $60,000 in the same period of 2005. The 2006 quarterly expense reflects interest primarily related to capitalized leases while the 2005 quarterly expense primarily reflects interest on the Company’s Convertible Debentures, and amortization of the related conversion discount. The Debentures converted into Company common stock in December of 2005. See Note (3) — Common Stock Issuances, and Note (2) Critical Accounting Policies — Accounting for Convertible Debentures and Other Equity Matters, to the March 31, 2006 Consolidated Financial Statements for additional information.
     Net Loss. The Company’s net loss for the quarter ended March 31, 2006 was $1,079,000, a decrease in the loss of $57,000 from the comparable quarterly loss recorded in 2005 of $1,136,000, as a result of the factors discussed above.

Liquidity and Capital Resources
     Net cash used in operating activities for the three-month period ended March 31, 2006 was $800,000, resulting primarily from the net loss of $1,079,000, together with an increase in accounts receivable and prepaid expenses and a decrease in accrued expenses, which uses were partly offset by an increase in accounts payable and deferred revenues totaling $588,000 and non-cash depreciation, amortization and stock based compensation expenses aggregating $167,000.
     Net cash used in operating activities for the three-month period ended March 31, 2005 was $494,000, resulting primarily from the net loss generated from operations of $1,136,000, together with an increase in accounts receivable and prepaid expenses, which uses were partly offset by an increase in accounts payable and accrued liabilities of $635,000 and depreciation expense of $136,000. In general, the increase in accounts payable and accrued liabilities reflected the Company’s weak balance sheet and liquidity in the first quarter of 2005.
     In the U.K., the Company has a small overdraft facility with its bank, which allows for short-term overdrafts. The largest overdraft in the first quarter of 2005 was approximately $10,000. The facility is an informal arrangement, secured by a pledge of U.K. assets. There was no overdraft position during the first quarter of 2006.
     The Company’s principal commitment consists of a lease on its headquarters office facility. The Company will also require ongoing investments in research and development and property, equipment and software in order to further increase operating revenues, and meet the requirements of its customers.
     On December 20, 2005 the Company agreed to issue a total of 298,582,044 shares of common stock to investors in the U.K. and listed the shares on the AIM Exchange. Elcom raised a total of $7.9 million, with net proceeds to the Company of $7.7 million. Of the total raised, approximately $547,000 represented the conversion of non-U.S. investor loans and related accrued interest. The funds derived from the 2005 issuance of common stock on the AIM Exchange are being used to support the Company’s working capital requirements until the Company achieves positive cash flow, which management anticipates achieving in 2007. See Note (3) — Common Stock Issuances, to the March 31, 2006 Consolidated Financial Statements for additional information.
Risk Factors Relating to Liquidity
     The Company’s consolidated financial statements as of March 31, 2006 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2006. The Company’s registered public accounting firm, Vitale, Caturano & Company, Ltd., has issued a report dated March 6, 2006 that included an explanatory paragraph referring to the Company’s significant operating losses and substantial doubt in its ability to continue as a going concern (See Note (1) – Basis of Presentation – Liquidity and Capital Resources, to the March 31, 2006 Consolidated Financial Statements for additional information), without generating incremental operating revenues or, if required, additional capital becoming available. The Company’s ability to continue as a going concern is currently primarily dependent upon its ability to grow revenue, and attain further operating efficiencies. If the Company is unable to generate incremental operating revenues over the course of the next year, it will likely require additional capital investment in order to continue operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     As of March 31, 2006, the Company had approximately $4.1 million of cash and cash equivalents. The Company has incurred $6.9 million of cumulative net losses for the fifteen month period ended March 31, 2006. As a result of funds raised in common stock issuances during 2005, the Company has substantially improved its financial position from March 31, 2005. The Company believes it has sufficient liquidity to fund operations through the end of 2006, however, it anticipates that it will incur a loss in fiscal 2006, and will require additional operating revenues in order to achieve profitable operations.

Factors Affecting Future Performance
     A significant portion of the Company’s revenues are from hosting services and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company’s ePurchasing software system by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the ePurchasing software system; the procurement of additional services from the Company by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; their compliance with the terms and conditions of their agreement with the Scottish Executive; and the ability of the Company to perform under its agreement with Capgemini.
     In addition, the Company intends to continue to commit incremental resources to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace for public sector organizations in the U.K. under its agreements with PASSL and PA. Future revenue under this arrangement is contingent primarily on the timing and rate of adoption by U.K. Public Entities of the Zanzibar eMarketplace, as well as the timing and level of costs incurred to develop the required infrastructure to support the architecture of the Zanzibar eMarketplace, stage one (of three stages) of which was accepted in February 2006, and the ability of the consortium, as a whole, to operate on a profitable basis.
     If further business fails to develop under the Capgemini agreement or if the Zanzibar eMarketplace does not attract a profitable level of clients, or if the U.S. eMarketplaces do not expand as expected, or if the Company is unable to perform under any of these agreements, it would have a material adverse affect on the Company’s future financial results.
Outlook
     As evidenced by the level of SG&A, research and development, and cost of revenues, the Company’s expenditures in 2006 have begun to increase as compared to 2005 as a result of the increased level of its business. The Company’s expects that its expenses will continue to increase as described in Management’s Discussion and Analysis or Plan of Operation above. Accordingly, the Company expects that its operating loss will continue through 2006. Improvements in revenues and operating results from operations in future periods will not occur without the Company being able to generate incremental operating revenues from existing and new clients.
STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company’s objectives, plans and strategies set forth herein and those preceded by or that include the words “believes,” “expects,” “targets,” “intends,” “anticipates,” “plans,” or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company’s expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company’s future results to differ materially from those anticipated, including: (i) the necessity for the Company to generate incremental operating revenues and whether this objective can be met given the overall marketplace and client’s acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, and control of expenses, revenue growth; (ii) the consequent results of operations given the aforementioned factors; and (iii) the necessity of the Company to achieve profitable operations within the constraints of its existing resources, and if it can not, the availability of incremental capital funding to the Company, particularly in light of the audit opinion from the Company’s registered public accounting firm in the Company’s 2005 Annual Report on Form 10-KSB, as amended, and other risks detailed from time to time in this Quarterly Report on Form 10-QSB and in its other SEC reports and statements, including particularly the Company’s “Risk Factors” contained in the prospectus included as part of the Company’s Registration Statement on Form S-3 filed on June 21, 2002. The Company assumes no obligation to update any of the information contained or referenced in this Quarterly Report on Form 10-QSB.

Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
     The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
     There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Elcom International, Inc. (Registrant)
Date: May 10, 2006	By:	/s/ John E. Halnen
John E. Halnen
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Laurence F. Mulhern
Laurence F. Mulhern
Chief Financial Officer