Form 10QSB
period 2006-09-30
ELCOM INTERNATIONAL INC
filed 2006-11-13
CIK 900096

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
          The registrant had 478,416,732 shares of common stock, $.01 par value, outstanding as of November 8, 2006.
                    Transitional Small Business Disclosure Format Yes ☐       No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$991	$6,399

Accounts receivable:
Trade	561	548
Less-Allowance for doubtful accounts	48	45

Accounts receivable, net	513	503

Prepaid expenses and other current assets	229	119

Total current assets	1,733	7,021

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,272	20,675
Furniture, equipment and leasehold improvements	3,088	3,088

	24,360	23,763
Less — Accumulated depreciation and amortization	23,326	23,020

	1,034	743

OTHER ASSETS	14	10

Total assets	$2,781	$7,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligations	$114	$27
Related party convertible loan payable	—	120
Convertible loans payable	—	1,179
Accounts payable	369	547
Deferred revenue	839	545
Related party accrued salary, bonuses and interest	1,073	1,163
Accrued expenses and other current liabilities	1,044	2,483
Current liabilities of discontinued operations	43	62

Total current liabilities	3,482	6,126

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION	194	—
OTHER LONG TERM LIABILITY	324	423

Total liabilities	4,000	6,549

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding – none	—	—
Common stock, $.01 par value; Authorized – 700,000,000 shares – Issued – 402,611,152 and 399,152,859 shares	4,026	3,992
Additional paid-in capital	126,364	125,263
Accumulated deficit	(126,252)	(122,483)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(645)	(835)

Total stockholders’ equity (deficit)	(1,219)	1,225

	$2,781	$7,774

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006		2005	2006	2005
Net Revenues:
License, hosting services and other fees		$636	$505	$2,072	$1,484
Professional services		47	42	385	440

Total net revenues		683	547	2,457	1,924

Cost of revenues		124	111	447	339

Gross profit		559	436	2,010	1,585

Operating Expenses:
Selling, general and administrative		1,740	1,317	4,874	4,085
Research and development		382	169	978	510

Total operating expenses		2,122	1,486	5,852	4,595

Operating loss		(1,563)	(1,050)	(3,842)	(3,010)

Interest and other income (expense), net		49	6	95	6
Interest expense		(9)	(71)	(23)	(205)

Net loss before income taxes		(1,523)	(1,115)	(3,770)	(3,209)
Income taxes		—	—	—	—

Net loss		(1,523)	(1,115)	(3,770)	(3,209)

Other comprehensive income, net of tax		37	14	190	39

Comprehensive loss		$(1,486)	$(1,101)	$(3,580)	$(3,170)

Basic and diluted net loss per share	$	(—)	$(0.02)	$(0.01)	$(0.05)

Weighted average number of basic and diluted shares outstanding		402,080	61,282	401,396	61,282

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,770)	$(3,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	350
Stock based compensation	305	—
Deferred rent expense	—	304
Provisions for doubtful accounts receivable	1	2
Changes in current assets and liabilities:
Accounts receivable, net	(11)	108
Prepaid expenses and other current assets	(110)	(130)
Accounts payable	(178)	269
Deferred revenue	294	114
Accrued expenses and other current liabilities	(698)	1,148

Net cash used in continuing operating activities	(3,876)	(1,044)
Net cash (used in) provided by discontinued operations	(19)	6

Net cash used in operating activities	(3,895)	(1,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(228)	(3)
Change in other assets	(4)	(20)

Net cash used in investing activities	(232)	(23)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	—	936
Repayments of loans payable	(1,299)	—
Repayments of capital lease obligations	(72)	(22)
Decrease in other long term liability	(99)	(90)

Net cash provided by (used in) financing activities	(1,470)	824

FOREIGN EXCHANGE EFFECT ON CASH	189	34

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,408)	(203)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,399	390

CASH AND CASH EQUIVALENTS, END OF PERIOD	$991	$187

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$37	$9

Income taxes paid	$—	$—

Issuance of common stock in satisfaction of deferred rent	$250	$—

Acquisition of equipment under capital leases	$353	$—

Cost of capital reduction (see Note 3)	$580	$—

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
     Quarterly Presentation
          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, the results of its operations for the three- and nine-month periods ended September 30, 2006 and 2005, and cash flows for the nine-month periods ended September 30, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S., but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.
     Liquidity and Capital Resources
          The Company’s consolidated financial statements as of December 31, 2005 and September 30, 2006 have been prepared under the assumption that the Company will continue as a going concern for the year ending December 31, 2006. The Company’s independent registered public accounting firm, Vitale, Caturano & Company, Ltd., has issued a report, dated March 6, 2006, on the Company’s consolidated financial statements as of December 31, 2005 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in Elcom’s ability to continue as a going concern. The Company has incurred net losses every year since 1998, has an accumulated deficit of $126,252,000 as of September 30, 2006, and expects to incur a loss in fiscal year 2006. As of September 30, 2006, the Company had $991,000 of cash and cash equivalents and current assets of approximately $1.7 million and had current liabilities of approximately $3.5 million. The ultimate success of the Company is dependent upon achieving additional revenues by marketing its ePurchasing software solutions, typically through channel partners, until the Company is operating profitably. The Company has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $2.9 million of cash used in operating activities in fiscal 2005, and $3.9 million of cash used in operating activities in the first nine months of fiscal 2006. The Company’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue, attain profitable operations and, most importantly in the short term, to attract additional capital. Elcom’s achievement of profitable operations is dependent upon generating significant new revenues from existing and future contracts. There can be no assurance that such incremental, ongoing operating revenues can be realized by the Company in the near term. The Company believes it has sufficient liquidity to fund operations through the second quarter of 2007, however, it anticipates that it will incur a loss in fiscal 2006 and fiscal 2007, and will require additional operating revenues in order to achieve profitable operations. To-date in 2006, the Company has not achieved the incremental operating revenues or cash flow that it had forecast, particularly in respect of the Zanzibar eMarketplace (as defined elsewhere herein), and therefore, in October 2006, the Company raised an additional $2.5 million via an AIM issuance, as further described in Note 3. As a result of funds raised via common stock issuances at the end of fiscal 2005 and October 2006, the Company has substantially improved its financial position from September 30, 2005. The Company believes it has sufficient liquidity to fund operations through the second quarter of 2007, however, it anticipates that it will incur a loss in fiscal 2006 and fiscal 2007, and will require additional operating revenues in order to achieve profitable operations.

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
          The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:
(i)	Revenue Recognition

The Company markets both an enterprise and non-enterprise (hosted) version of its PECOS software system. Revenue consists principally of fees for licenses, and hosting services, and the Company also earns fees from certain clients by providing a separate, test instance of its hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. Test system fees are recognized in revenue over the term the test system is maintained for a client. In addition, the Company earns usage and volume related fees derived from “eMarketplace” activities, which are recognized in revenue when earned. The Company also earns fees from certain suppliers for maintaining their data in the ePurchasing software system for mutual customers, which are recognized in revenue over the term that the data is maintained. The Company earns professional services fees for implementation and other technical professional services. As part of the revenue recognition process, complex accounting pronouncements must be interpreted, and significant management judgments and estimates must be made and applied to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if Elcom made different judgments or utilized different estimates.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of its software system specific to the client before the hosting term begins. Hosting services agreements also generally call for the Company to provide technical support and software updates and upgrades to customers during the term of the agreement. The Company recognizes these hosting services revenues over the hosting term, which is typically one year, consistent with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition (“SAB 13”). The Company recognizes revenue on this basis because its customers do not have (except as noted below) the contractual right to take possession of the software at any time during the hosting period. Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and then provide for time-based hosting services fees thereafter. If a hosting services agreement accounted for under EITF 00-3 and SAB 13 provides for the payment of fees that are required in order for the customer to use the software system, beyond those for hosting services, including implementation fees, these additional fees are typically recognized ratably over the first year of the arrangement, if the related hosting services agreement is subject to annual renewal by the customer. Otherwise, such fees are typically recognized over the term of the related agreement. In the second half of 2005, the Company entered into a large hosting services contract accounted for under EITF 00-3 and SAB 13, as the client(s) do not have an unfettered right to take possession of the hosted PECOS software system. The initial hosted software system has been accepted by the client, and the first customer began using the system in late June of 2006. In this particular contract, Elcom will be paid certain development fees for providing each of three phases of the specified software system, implementation fees for each customer that contracts to use the software system, and ongoing hosting services fees. Because the development and implementation fees are for Elcom professional services that are required in order for the customer(s) to use the hosted software system, once such professional services are complete, Elcom will recognize the associated fee in revenue over the remaining contract life (initially five years). As of September 30, 2006, due to the limited level of use of the software system, no revenues have been recognized under this contract, and the Company has deferred revenues totaling $67,000 in respect of this contract as of September 30, 2006.

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

Deferred revenue includes amounts received from customers for which revenue has not been recognized and historically related to advance customer payments for hosting services fees for services not yet rendered and deferred and, in 2006 include amounts related to development and implementation services, which are being deferred until all requirements under EITF 00-3 and SAB 13 or SOP 97-2, as amended, as applicable, are met. Deferred revenue is recognized upon delivery of our product, over contract periods as services are rendered, or as other accounting requirements underlying deferral are satisfied.

(ii)	Stock Based Compensation

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

Under the provisions of SFAS 123R, the Company recognizes the estimated fair value of stock based compensation in the consolidated statement of operations over the requisite service period of each option granted, which service period is represented by each option’s vesting provisions, all of which are time-based. All of the Company’s stock based compensation is accounted for as equity instruments and there have been no liability awards granted. Under the modified prospective transition method of SFAS 123R, Elcom applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006. The unrecognized expense of awards not yet vested as of January 1, 2006 is being recognized in the consolidated statement of operations using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, as disclosed in Elcom’s previous financial statements. For the three and nine-month periods ended September 30, 2006, the Company recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$8,000	$27,000
Selling, general and administrative	99,000	213,000
Research and development	30,000	65,000

	$137,000	$305,000

The adoption of SFAS 123R had no impact on the Company’s cash flows for the nine months ended September 30, 2006. The Company used the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. Stock option awards were made in the first and third quarters of 2006. The weighted-average gross fair value of awards under Elcom’s stock option plans in the first nine months of 2006 was $0.09 for each share covered by an option grant, utilizing the following assumptions, as applicable:

Nine Months Ended
September 30, 2006
Volatility range	160.6 to 161.4%
Risk-free interest rate range	4.59 to 4.82%
Expected life of options 5 years Expected dividend yield	0%
The Company has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over the five-year period (consistent with the expected life of the options) to the end of the applicable quarter. The volatility calculation is based on the reported trading of the Company’s common stock on the Over The Counter Bulletin Board (“OTCBB”), and Nasdaq Small Cap Market, as applicable. The risk-free interest rate is based on the U.S. Government five-year Treasury Constant Maturity rate, with a five-year term, as of the end of the applicable quarter. The expected life of options is based on Elcom’s historical experience, since January 1, 1996, shortly after it became a public Company, and takes into account all option grants where 25% or more of the options granted were actually exercised. The expected dividend yield is zero based on the fact that the Company has never paid a dividend and does not presently have an intention to pay cash dividends.

Based on the Company’s historical turnover rates, an overall annualized estimated forfeiture factor of 16% has been utilized. Under the provisions of SFAS 123R, additional expense will be recorded in future periods if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated. Accordingly, the Company’s estimated forfeitures have ranged from 13% to 18% during 2006.

As of September 30, 2006, the Company had unamortized stock-based compensation, net of expected forfeitures, aggregating $1,592,000, which will be amortized to expense over the requisite service periods, currently through January of 2009. The unamortized stock-based compensation will be recognized over a weighted average period of approximately 27 months.

No stock-based compensation expense has been recorded for the three and nine-month periods ended September 30, 2005, as all awards granted through that date had an exercise price equal to the market value of the underlying stock at the date of award. Prior period results have not been restated. SFAS 123R requires the presentation of pro forma information for comparative periods presented which are prior to the adoption of SFAS 123R. Accordingly, had compensation expense for awards under the Company’s stock option plans been determined based on the fair value method set forth in SFAS No. 123, the effect on the Company’s net loss and per share amounts would have been as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(1,115)	$(3,209)
Less: Compensation expense for option awards determined under fair value based method	(83)	(258)

Pro forma net loss	$(1,198)	$(3,467)

Net loss per share:
As reported – basic and diluted	$(0.02)	$(0.05)

Pro forma – basic and diluted	$(0.02)	$(0.06)

There were no stock-based compensation awards made in the nine-month period ended September 30, 2005.

Changes in outstanding stock options for the nine months ended September 30, 2006 were as follows:

		Weighted
	Number	Average
	Of Shares	Exercise Price
Outstanding, December 31, 2005	15,503,337	$1.14
Granted	15,500,000	0.09
Expired	(47,768)	6.76
Forfeited	(12,500)	0.14
Exercised	—	—

Outstanding, March 31, 2006	30,943,069	$0.61
Granted	—	—
Expired	(138,500)	7.58
Forfeited	(6,796,681)	1.16
Exercised	—	—

Outstanding, June 30, 2006	24,007,888	$0.41
Granted	7,555,000	0.12
Expired	(14,225)	5.81
Forfeited	(600,000)	0.14
Exercised	—	—

Outstanding, September 30, 2006	30,948,663	$0.34

Exercisable, September 30, 2006	8,004,414	$1.02

Vested and expected to vest at September 30, 2006	27,100,933	$0.38

Changes in non-vested outstanding stock options for the nine months ended September 30, 2006 were as follows:

		Weighted-Average
	Number	Grant Date
	Of Shares	Fair Value
Non-vested, December 31, 2005	3,763,751	$0.13
Granted	15,500,000	0.08
Vested	(847,499)	0.13
Forfeited	—	—
Exercised	—	—

Non-vested March 31, 2006	15,854,247	$0.09
Granted	—	—
Vested	(145,003)	0.13
Forfeited	(2,417,002)	0.09
Exercised	—	—

Non-vested, June 30, 2006	15,854,247	$0.09
Granted	7,555,000	0.11
Vested	(464,998)	0.13
Forfeited	—	—
Exercised	—	—

Non-vested, September 30, 2006	22,944,249	$0.10

As of September 30, 2006, the weighted-average remaining contractual term for options outstanding was 8.4 years, for options exercisable was 5.8 years, and for options vested and expected to vest was 8.3 years. As of September 29, 2006 (the last day of trading in September 2006), based on the closing price of the Company’s common stock on the OTCBB of $0.11 per share, the aggregate estimated intrinsic value for options outstanding was $314,000, for options exercisable was $45,000, and for options vested and expected to vest was $268,000.

(iii)	Accounting for Convertible Debentures and Other Equity Matters

During 2003, Elcom raised funds via private placements to accredited investors of 10% Senior Convertible Debentures due 2013 (the “Debentures”). The Company accounted for the Debentures as a conventional convertible debt instrument in accordance with Accounting Principles Board Opinion Number 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In accordance with these pronouncements, over a three-year period, through December 31, 2005, the Company has recorded non-cash interest expense and offsetting credits to equity (paid-in-capital) totaling $1,587,000. These amounts reflect, as interest expense, the Beneficial Conversion Feature (“BCF”) of the difference between the per share conversion price of the Debentures and the then current trading price of the Company’s common stock when the Debentures were issued or amended. In accordance with the pronouncements, the BCF recorded is limited to the face amount of the Debentures and related interest that is paid-in-kind. The Debentures also provided for adjustment of the per share conversion price in the event that equity was raised after the issuance of the Debentures, at a price less than the original per share Debenture conversion price. Accordingly, an adjustment to the Debenture conversion price (from $0.125 per share to $0.046 per share) was made in conjunction with common stock issuances by Elcom in December 2005. The Debentures provided that adjustments to the per share conversion price would be made on a weighted average basis. Upon the change in control of the Company, as defined in the debenture agreements, in December 2005 (see Note 3), the Debentures converted to common stock at an adjusted per share price of $0.04643, when the Company closed on the sale of its common stock to third parties at a price of $0.0266 per share.

(iv)	Income Taxes

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
3. Common Stock Issuances
     (i) Issuances of Common Stock Under Regulation S
          Subsequent to the end of the third quarter, on October 23, 2006, the Company issued an aggregate of 76,336,289 shares of its common stock (the “2006 Regulation S Shares”) to investors in the U.K., and listed the 2006 Regulation S Shares on the AIM (see Note 3 (ii)). The Company raised a total of approximately $2.5 million in cash, net of estimated issuance costs of $50,000. The 2006 Regulation S Shares were sold at a price of £0.0175 (approximately $0.0327) per share. The funds derived from the sale of the 2006 Regulation S Shares will be used to support the Company’s working capital requirements.
          On December 20, 2005, the Company issued an aggregate of 298,582,044 shares of its common stock (the “2005 Regulation S Shares,” and together with the 2006 Regulation S Shares, the “Regulation S Shares”) to investors in the U.K., and listed the 2005 Regulation S Shares on the AIM. The Company raised a total of approximately $7.2 million in cash, net of issuance costs and converted $547,000 of loans and related accrued interest via issuance of the 2005 Regulation S Shares in the U.K. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The holders of the 2005 Regulation S Shares also have certain registration rights. The funds derived from the sale of the 2005 Regulation S Shares are being used to support the Company’s working capital requirements.
          The Regulation S Shares were issued in reliance on an exemption from registration pursuant to Regulation S promulgated under the Securities Exchange Act of 1933, as amended (the “Securities Act”), for offers and sales of securities outside the U. S. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the U.S., to a “U.S. person” (as defined in the Securities Act) or for the benefit or account of a U.S. person, for a one-year period. During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the United Kingdom and outside the United States, pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulation S Shares will be “restricted securities,” as the term is defined in Rule 144 under the Securities Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM and will not commingle with the Company’s common stock traded on the OTCBB until and unless the Company registers the Regulation S Shares with the SEC or an exemption from registration exists with respect to the resale of the Regulation S Shares. The Regulation S Shares have not been registered under the Securities Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements.
     (ii) Issuances of Common Stock Under Regulation D
          On December 21, 2005, William W. Smith, Vice Chairman and a Director of the Company until April 21, 2006, converted $120,000 in principal amount of 2005 Notes (as defined in Note 6), plus approximately $7,000 in accrued interest thereon (see Note 6), into 4,593,287 shares of the Company’s common stock, issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act, at a per share price of approximately $0.0276. The per share conversion price was based upon a weighted average of the December 2005 Regulation S Shares issuance price and a fifty (50) day average of the closing bid and ask prices of the Company’s common stock originally listed on the AIM in 2004, in accordance with the terms of the 2005 Notes. Mr. Smith has certain “piggy-back” registration rights, also in accordance with the terms of the 2005 Notes.
          On December 22, 2005, the Company’s 10% Senior Convertible Debentures (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of a majority interest in Elcom by Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”). Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the SEC. The bulk of the SWIM Entities’ shares are 2005 Regulation S Shares. Based on the SWIM Entities’ Schedule 13D, and the Company’s records, including the 7,420,991 shares issued upon conversion of the SWIM Nominees’ Debentures, the SWIM Entities beneficially owned approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005.

          All 76,336,289 of the 2006 Regulation S Shares were issued to the SWIM Entities, and other investors represented by the SWIM entities, on October 23, 2006. Based on the SWIM Entities’ Schedule 13D, and the Company’s records, including the 76,336,289 shares issued on October 23, 2006, the SWIM Entities beneficially owned approximately 69.4% of the Company’s outstanding common stock as of November 3, 2006.
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
          On February 24, 2006, the Company issued 3,458,293 shares of common stock to its landlord in satisfaction of deferred rent totaling $250,000. The stock was issued at a per share price of $0.0723, which represents the mean of the average closing bid and ask prices of the Company’s common stock on the AIM on June 20, 2005 and January 31, 2006, as agreed between the landlord and Elcom. These shares are not registered under the Securities Act, and were issued in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Act.
     (iii) Cost of Capital Reduction
          During the third quarter of 2006 the Company determined that a portion of the cost of capital recorded during December 2002 was not payable. Therefore $580,000 was restored to paid-in-capital, and the related accrual account was reduced.
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
          Based on the average market price of the Company’s common stock in the three-month period ended September 30, 2006, a net total of 404,000 shares covered by options would have been dilutive, and 24,795,000 shares covered by options and warrants with per share exercise prices ranging from $0.075 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the three-month period ended September 30, 2005, a net total of 228,000 shares covered by options would have been dilutive, and 14,029,000 shares covered by options and warrants with per share exercise prices ranging from $0.1045 to $22.50 would have been anti-dilutive.
          Based on the average market price of the Company’s common stock in the nine-month period ended September 30, 2006, a net total of 564,000 shares covered by options would have been dilutive, and 25,070,000 shares covered by options and warrants with per share exercise prices ranging from $0.075 to $22.50 would have been anti-dilutive. Based on the average market price of the Company’s common stock in the nine-month period ended September 30, 2005, a net total of 609,000 shares covered by options would have been dilutive, and 13,877,000 shares covered by options and warrants with per share exercise prices ranging from $0.14 to $22.50 would have been anti-dilutive.
5. Business Segment Information
          The Company’s operations are classified as a single business segment, specifically the development and sale of automated procurement (“eProcurement”) and electronic marketplace (“eMarketplace”) Internet-based software solutions (together, “ePurchasing”), which automate many supply chain and financial settlement functions associated with procurement. The Company operates both in the U.S. and U.K. and geographic financial information for the three- and nine-month periods ended September 30, 2006 and 2005, is set forth below (in thousands).

	Three Months ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
U.S.	$172	$180	$704	579
U.K.	511	367	1,753	1,345

Net Revenues	$683	$547	$2,457	$1,924

Operating income (loss):
U.S.	$(1,526)	$(1,067)	$(4,230)	$(3,294)
U.K.	(37)	17	388	284

Operating loss	$(1,563)	$(1,050)	$(3,842)	$(3,010)

	September 30,	December 31,
	2006	2005
Identifiable assets:
U.S.	$1,839	$4,522
U.K., including cash and cash equivalents of $482 and $2,686 at September 30, 2006	942	3,252

and December 31, 2005, respectively	$2,781	$7,774

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
          On December 21, 2005, Mr. Smith converted his $120,000 loan, plus approximately $7,000 in accrued interest thereon, into 4,593,287 Restricted Shares of the Company’s common stock, in accordance with the 2005 Notes’ conversion terms (see Note 3).
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
          In prior periods, certain employees elected to receive lower salaries and/or salary and bonus suspensions while the Company implemented its cost containment programs. The effect of these reductions was to reduce the Company’s operating cash outflow in calendar 2005 by $530,000. The deferred amounts due to executive officers are included in related party accrued salary, bonuses and interest, and the balance due other employees is included in accrued expenses and other current liabilities. Upon the achievement of positive operating cash flow for two sequential quarterly periods, the Company will begin to repay the amounts owed to these employees. As of December 31, 2005, the total deferred salary amount was $1,286,000, with approximately $785,000 of such balance due to Robert J. Crowell, Chairman of the Company until April 21, 2006; approximately $42,000 of such amount is due to Gregory King, Elcom’s Executive Vice President of Business Development, who was appointed a Director of the Company in August 2006; and approximately $265,000 of such amount was due to John E. Halnen, President and Chief Executive Officer and a Director of the Company. As of September 30, 2006, the total deferred salary amount was $1,195,000, with approximately $785,000 of such balance due to Robert J. Crowell; approximately $42,000 of such amount is due to Mr. King; and approximately $246,000 of such amount was due to Mr. Halnen, reflecting a payment of approximately $19,000 to Mr. Halnen in 2006. As of December 21, 2005, the Company and Mr. Crowell entered into an Accrued Salary Payment Agreement (the “Payment Agreement”), pursuant to which the Company has agreed to pay Mr. Crowell amounts of salary deferred by him, once the Company achieves positive operating cash flow for two sequential quarterly periods, or upon certain liquidity events, such as sales of equity, or substantial license transactions. Once the Company achieves two sequential quarters of positive operating cash flow, monthly payments of deferred salary are required, but the Payment Agreement limits the monthly amount payable to Mr. Crowell to 50% of the previous month’s cash flow, or a lesser amount based on the Board of Directors’ determination.
     (iii) Other Related Party Transactions
          Smith & Williamson Corporate Finance Limited (“SWCF”) is the Company’s nominated adviser (“Nomad”) in respect of its AIM listing in the U.K. SWCF and the SWIM Entities are related parties. During calendar 2005, the Company ratably accrued fees for Nomad services rendered by SWCF aggregating £20,000 (approximately $36,000) and also paid an additional £20,000 (or an approximate value of $35,000, including 333,333 2005 Regulation S shares issued in the name of Smith & Williamson Nominees Limited) of fees related to the December 2005 issuance of Regulation S Shares (see Note 3). In the first nine months of 2006, the Company accrued and paid fees for Nomad services rendered by SWCF aggregating £15,000 (approximately $27,000). In addition, in conjunction with the issuance of the 2006 Regulation S Shares, the Company paid SWCF a fee of £7,500 (approximately $14,000) in October 2006 (see Note 3). There are no amounts due to SWCF as of December 31, 2005 or September 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Introduction
          Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). The Company’s PECOS™ ePurchasing solution is typically remotely-hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are using or accessing Elcom’s software solutions under various arrangements. Elcom became publicly-held and quoted on NASDAQ in 1995 and now trades on the Over The Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. In addition, since April 2004, the Company’s Common Stock has traded on the AIM in the U.K. (the “AIM”) under the symbols ELC and ELCS (ELCS represents shares issued in the U.K. in reliance upon an exemption from registration under Regulation S of the Securities Act of 1933, as amended). Elcom has a seasoned management team in place with substantial experience in eBusiness technologies. The Company operates in the U.S. and U.K. with the majority of current revenues being generated from U.K. clients. Although Elcom’s ePurchasing software system is generic and can be used in any industry, Elcom has a growing presence in public sector marketplaces.
Overview
          Prior to the divestiture of its IT products and services business in the U.K. and U.S., the Company had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, the Company carefully reviewed its business operations, and in order to reduce operational and financial risks and properly align the Company’s operations with the slowing demand for IT products and the overall economic environment, the Company decided to divest its IT products and services business to reduce costs and allow the Company to focus exclusively on its core Internet-based, ePurchasing software technology. On December 31, 2001, the Company divested itself of its U.K. IT products business and on March 29, 2002, the Company divested itself of its U.S. IT products and services business. Commencing with the second quarter of 2002, the Company’s sole source of revenue has been the implementation of ePurchasing solutions and associated professional services and monthly hosting services, usage and data maintenance fees. As provided by applicable accounting conventions, the IT products and services business has been presented as discontinued operations for all applicable periods presented.
          In the U.K., the Company has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotl@nd Programme, where Elcom provides an ePurchasing system to public sector agencies, local authorities, and National Health Service Trusts (“Public Entities”) in Scotland. Capgemini signed agreements with five (5) Public Entities in 2005, bringing the total number of Public Entities in the eProcurement Scotl@nd Programme to twenty-five (25). Of the twenty-five (25) Public Entities, the ePurchasing systems for nine (9) were live before the end of 2003, eight (8) more went live in 2004, five (5) more went live in 2005, and the remaining three (3) Public Entities went live in the first quarter of 2006. Two additional Public entities have signed on to the eProcurement Scotl@nd Programme to-date in 2006, and are currently in the implementation process, although neither are yet live. The eProcurement Scotl@nd Programme has had various inquiries from other Public Entities, and Elcom believes that additional Public Entities will join the program in the remainder of 2006. There are approximately 47 Public Entities potentially available to join the eProcurement Scotl@nd Programme, and possibly more, depending upon the Scottish Executive’s definition of eligibility. The Company earns implementation fees and hosting services fees for each Public Entity that joins the eProcurement Scotl@nd Programme. The Company also earns fees for test systems under this arrangement, as well as certain project-based professional services fees. The Company believes there will continue to be slow, but steady, growth in the eProcurement Scotl@nd Programme, which has been recommended as the eProcurement Service of choice for Public Entities in Scotland in the recently published McClelland Review of Public Sector Procurement in Scotland.
In addition, the Company is a member of a consortium led by PA Shared Services Ltd (“PASSL”), a wholly owned subsidiary of PA Consulting Group Ltd (“PA”), a world-wide consulting firm, which has been awarded a contract, and has executed agreements, under a Framework Agreement between PASSL and OGC Buying Solutions (“OGC”), an Executive Agency of the United Kingdom Government, for the creation and deployment of an eMarketplace for U.K. Public Entities (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace is available to all Public Entities in the U.K., including NHS Trusts (hospitals), local authorities, central civil government and any other entity that receives public money. The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have an initial term of five years. PASSL is the prime contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace software system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, the Company may only realize a portion of its earned revenues, after costs of the PASSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to the Company for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore the Company anticipates that it’s realized implementation and development fees will be ratably recognized over the remaining term of the agreement. Through September 30, 2006, 23 U.K. Public Entities have signed on to join the Zanzibar eMarketplace, one of which began using the system at the end of June, 2006, and officially “went live” in October 2006. Several additional Zanzibar eMarketplace clients are anticipated to go live during the balance of 2006. The addition of Public Entities to the Zanzibar eMarketplace has occurred at a much slower pace than originally anticipated by the Company, and cash distributions by PASSL to date have also been less than anticipated. The Company believes that additional customers will join the Zanzibar eMarketplace, however the timing thereof, and the timing and amounts of cash that will be distributed to the consortium members is difficult to predict at this time. Certain of the delays to date are attributable to the size of the organizations that comprise the initial customers, and the consequent time required to finalize the related contractual details with large government and quasi-government organizations. The Company has not recognized any revenues under this arrangement through September 30, 2006 due to the limited use of the system. Implementation revenues relate to professional services rendered that are required in order for the clients to use the Zanzibar eMarketplace system, and will be recognized over the balance of the initial five-year term of the arrangement.
          The Company’s customer base has remained generally stable during 2005 and 2006. The Company was notified by one U.S. customer that it would not renew its contract in the first quarter of 2006, which has reduced the Company’s recurring revenues by a total of approximately $20,000 on an annual basis, and one prior year eMarketplace arrangement has also been cancelled. All Scottish Executive Public Entities renewed their arrangements in 2005, and to-date in 2006.
          In the U.S., the Oakland (California) Unified School District (“OUSD”) “eMarketplace” agreement signed in 2005 was an important development for the Company. Under this arrangement the Company maintains a PECOS eMarketplace for OUSD and earns agent or affiliate fees from each supplier to the client based on the purchases that are processed through the eMarketplace. The arrangement is scaleable within the Company’s existing structure and holds the potential for significant growth. The Company is attempting to duplicate this arrangement with other entities and in September 2005, signed a memorandum of understanding with a large, national supplier of educational products to public school entities. In the first nine months of 2006, the Company earned approximately $311,000 in U.S. eMarketplace agent fees, including $245,000 related to an eMarketplace arrangement that was terminated.
          Also in September 2005, the Company signed an agreement with US Bank for a pilot program to offer Elcom’s eMarketplace solution branded within the bank’s ecommerce offering, to a segment of its business customers. The pilot was successful and U.S. Bank is now offering a new tool powered by Elcom’s PECOS ePurchasing solution that extends the power of its commercial card beyond payment processing and automates its entire purchase-to-pay (P2P) process. The tool, called U.S. Bank Access® Purchase, connects buyers and suppliers over the Internet quickly and inexpensively, allowing commercial customers to purchase and pay for goods and services from existing suppliers online, and still receive the detailed tracking information that makes it easier to manage the procurement process. In this arrangement, the Company expects to earn transaction fees based on the purchases that are processed through the eMarketplace.
Common Stock Issued under Regulation S in the U.K. – Change in Control of Elcom
          On October 23, 2006, the Company issued an aggregate of 76,336,289 shares of its common stock (the “2006 Regulation S Shares”) to investors in the U.K., and listed the 2006 Regulation S Shares on the AIM. The Company raised a total of approximately $2.5 million in cash, net of estimated issuance costs of $50,000. The 2006 Regulation S Shares were sold at a price of £0.0175 (approximately $0.0327) per share. The funds derived from the sale of the 2006 Regulation S Shares will be used to support the Company’s working capital requirements. See Note (3) — Common Stock Issuances, to the September 30, 2006 Consolidated Financial Statements for additional information.
          On December 20, 2005 the Company agreed to issue a total of 298,582,044 shares of common stock to investors in the U.K. and listed the shares on the AIM. The shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) for offshore placements. Elcom raised a total of $7.9 million, with net proceeds to the Company of $7.7 million. Of the total raised, approximately $547,000 represented the conversion of non-U.S. investor loans and related accrued interest. The funds derived from the 2005 issuance of common stock on the AIM are being used to support the Company’s working capital requirements. See Note (3) — Common Stock Issuances, to the September 30, 2006 Consolidated Financial Statements for additional information.
          In early March 2006 the Company learned that, as a result of the 2005 issuance of common stock on the AIM, Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”) had acquired beneficial ownership of more than 50% of the Company’s outstanding common stock. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the Securities and Exchange Commission (the “SEC”), reflecting such beneficial ownership as of December 20, 2005. Therefore, on December 22, 2005, the Company’s 10% Senior Convertible Debentures due 2013 (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. The bulk of the SWIM Entities’ shares were acquired in the 2005 issuance of common stock on the AIM. Based on the SWIM Entities Schedule 13D, and the Company’s records, including the conversion of SWIM Nominees’ Debentures, the SWIM Entities beneficially owned approximately 64.1% of the Company’s outstanding common stock as of December 31, 2005. Based on the SWIM Entities’ Schedule 13D and the Company’s records, prior to the December 2005 common stock issuance, the SWIM Entities beneficially owned 26.9% of the Company, including 7,420,991 shares issuable upon conversion of Company Debentures. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000.
          In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed the Company of their request that the Board of Directors call a special meeting of the Company’s stockholders for the purposes of amending certain of the Company’s by-laws and replacing three directors of the Company with candidates nominated by the SWIM Entities (the “SWIM Candidates”). On March 23, 2006, Elcom and its then current Board of Directors entered into an agreement with the SWIM Entities (the “SWIM Agreement”) to effect an orderly transition of the Company’s Board of Directors to the control of the SWIM Candidates, and to avoid the incremental costs of holding a special meeting of stockholders. Pursuant to the SWIM Agreement, the composition of the Company’s Board of Directors was changed so that, as of April 21, 2006, it was comprised of John E. Halnen, President and Chief Executive Officer of the Company, and Sean P. Lewis, a director appointed to the Board of Directors on March 23, 2006 at the request of the SWIM Entities, and Elliott Bance and Justin Dignam, two additional SWIM Candidates appointed to the Board on April 21, 2006. In addition, on August 3, 2006, Gregory King, the Company’s Executive Vice President of Business Development, was appointed as a member of the Board, and on September 7, 2006, William Lock was appointed as a member of the Board.
               On October 23, 2006 the Company entered into Subscription Agreements with Smith & Williamson Investment Management Limited and other investors represented by the SWIM entities to issue to Smith & Williamson Nominees Limited and other investors represented by the SWIM entities, in a sale exempt from registration under Regulation S of the Securities Act of 1933, as amended, 76,336,289 shares of its common stock, par value $.01 per share at a per share price of 1.75 pence, or approximately $0.0327 for aggregate proceeds of £1,336,000 or approximately $2,498,000. The net proceeds will be used for working capital and other general corporate purposes. The Company’s listing of the Common Shares on the AIM in London was effective on October 27, 2006. The Company has paid Smith & Williamson Corporate Finance Limited a fee of £7,500, or approximately $14,000, for their services in connection with the Sale. Based on the SWIM Entities’ Schedule 13D, and the Company’s records, including the 76,336,289 shares issued on October 23, 2006, the SWIM Entities beneficially owned approximately 69.4% of the Company’s outstanding common stock as of November 3, 2006.
Critical Accounting Policies and Estimates
          The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) See Note (2) — Critical Accounting Policies – (ii) Share Based Compensation, to the September 30, 2006 Consolidated Financial Statements. There were no other changes to the Company’s accounting policies in the first nine months of 2006.
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
Results of Operations
Quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.
          Net Revenues. Net revenues for the quarter ended September 30, 2006 increased to $683,000, from $547,000 in the same period of 2005, an increase of $136,000, or 25%. License, hosting services and other fees for the quarter ended September 30, 2006 increased to $636,000 from $505,000 in the same period of 2005, an increase of $131,000, or 25%. This increase is primarily due to higher hosting services revenue related to the Scottish Executive’s eProcurement Scotl@nd Programme. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliate fees. Professional services fees for the quarter ended September 30, 2006 increased to $47,000, from $42,000 in the same period of 2005, an increase of $5,000, or 12%. While the Company anticipates that professional services will increase in future quarters, the accounting for professional implementation and development services revenues related to the Zanzibar eMarketplace will be accreted to revenue over the remaining term of the contract (which expires in July of 2010, subject to client renewal) which will minimize the impact of these revenues on reported earnings. Deferred revenue includes $67,000 related to the Zanzibar eMarketplace, the bulk of which relates to implementation services that are ongoing as of September 30, 2006. The Company did not begin accreting professional services revenue related to the Zanzibar eMarketplace in third quarter of 2006 as originally anticipated, and now believes that such accretion will commence in the fourth quarter of 2006, or first quarter of 2007.
          Gross Profit. Gross profit for the quarter ended September 30, 2006 increased to $559,000 from $436,000 in the comparable 2005 quarterly period, an increase of $123,000, or 28%. This increase is primarily a result of the increase in revenue in the 2006 quarter over that recognized in the third quarter of 2005.
          Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2006 were $1,740,000 compared to $1,317,000 in the second quarter of 2005, an increase of $423,000, or 32%. Because of the cash constraints experienced by the Company over the last several years, Elcom has operated with as few personnel as possible, and certain of its personnel have been compensated at below market rates. In order to address staffing requirements related to its increasing level of business activity, the Company engaged third party contractors during late 2005 and through the beginning of the second quarter of 2006, and began to hire additional personnel in April 2006. The Company’s headcount (full and part-time) has increased by ten, from 36 at September 30, 2005 to 46 at September 30, 2006. The Company’s personnel costs increased $233,000 in the third quarter of 2006 as compared to the third quarter of 2005, and increased $120,000 over the amounts recorded in the second quarter of 2006. Personnel expenses recorded in the third quarter of 2006 include $99,000 of stock option expense related to the initial implementation of SFAS 123R, which requires the expensing of stock based compensation (stock options), which was not required in the third quarter of 2005 (See Note (2) - Critical Accounting Policies — (ii) Stock Based Compensation, to the September 30, 2006 Consolidated Financial

Statements for additional information). In addition to the increase in personnel expenses, the primary reasons for the increase in SG&A expenses in the third quarter of 2006 as compared to the third quarter of 2005 relate to additional software licensing, computer supplies and other computer infrastructure expenses related to the Company’s growing business, as well as increases in legal expenses related to the change in control of the Company. Increases in travel and marketing expenses in the third quarter of 2006 as compared to the third quarter of 2005, were generally offset by a reduction in facilities expenses in the third quarter of 2006 as compared to the third quarter of 2005, as the Company renegotiated its headquarters lease in the first quarter of 2006.
          Research and Development Expense. Research and development expense for the quarters ended September 30, 2006 and 2005 were $382,000 and $169,000, respectively, reflecting an increase in the 2006 quarter of $213,000 over the expense recorded in the third quarter of 2005. The expense in the 2006 quarter primarily relates to ongoing work associated with improving the data interchange and inbound interface capabilities of the Company’s PECOS technology. Additionally, the increase in research and development expense in the third quarter of 2006, as compared to the third quarter of 2005, is due to the increased level of development activity as noted above, as well as approximately $30,000 of stock-based compensation expense reflected in the third quarter of 2006, while in the third quarter of 2005 stock-based compensation expense was not recorded. Research and development expense for the quarter ended June 30, 2006 was $266,000, which increased to $382,000 in the third quarter of 2006, reflecting increased activities related to the development of new releases of the company’s products in the third quarter of 2006. Accordingly, the Company anticipates that research and development expense will moderate in future quarters.
          Operating Loss. The Company reported an operating loss of $1,563,000 for the quarter ended September 30, 2006 compared to a loss of $1,050,000 reported in the comparable quarter of 2005, an increase of $513,000 in the loss reported. This increased operating loss in the third quarter of 2006 compared to the same quarter in 2005 was primarily due to the increase in SG&A expenses and research and development expenses in 2006, net of the increase in recorded gross profit.
          Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the quarter ended September 30, 2006 was income of $49,000 versus income of $6,000 in the third quarter of 2005. The increase in income, net in 2006 is primarily related to interest income earned on the funds raised in December of 2005.
          Interest Expense. Interest expense for the quarter ended September 30, 2006 was $9,000, compared to $71,000 in the same period of 2005. The third quarter 2006 interest expense reflects interest related to capital leases, while the third quarter 2005 expense primarily reflects interest on the Company’s Convertible Debentures, and amortization of the related conversion discount. The Debentures converted into Company common stock in December of 2005. See Note (3) - Common Stock Issuances, and Note (2) Critical Accounting Policies – (iii) Accounting for Convertible Debentures and Other Equity Matters, to the September 30, 2006 Consolidated Financial Statements for additional information.
          Net Loss. The Company’s net loss for the quarter ended September 30, 2006 was $1,523,000, an increase in the loss of $408,000 from the loss recorded in the third quarter 2005 of $1,115,000, as a result of the factors discussed above.
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
          Net Revenues. Net revenues for the nine months ended September 30, 2006 increased to $2,457,000, from $1,924,000 in the same period of 2005, an increase of $533,000, or 28%. License, hosting services and other fees increased from $1,484,000 in the first nine months of 2005, to $2,072,000 in the first nine months of 2006, an increase of $588,000, or 40%. This increase is primarily due to $245,000 in non-recurring eMarketplace agent fees related to a terminated agreement, as well as an increase in the level of customers using the Scottish Executive’s eProcurement Scotl@nd Programme. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliate fees. Professional services fees decreased by $55,000, to $385,000 in the first nine months of 2006, from $440,000 in the first nine months of 2005, reflecting a decrease in professional services revenues related to projects completed in 2005. During the first nine months of 2006, much of the Company’s technical staff was focused on completing a new version of the Company’s PECOS software system (which was released on June 30, 2006), and therefore the time available for other professional services projects was limited. Professional services revenues reflect implementation fees of $152,000 for eProcurement Scotland clients that went live in the first nine months of 2005, and professional services revenues in the first nine months of 2006 reflect implementation fees of $154,000 for eProcurement Scotland clients that went live in the first nine months of 2006.

          Gross Profit. Gross profit for the nine months ended September 30, 2006 increased to $2,010,000 from $1,585,000 in the comparable 2005 nine month period, an increase of $425,000, or 27%. This increase is primarily a result of the increase in revenue in the first nine months of 2006 over that recognized in the first nine months of 2005.
          Selling, General and Administrative Expenses. SG&A expenses for the nine months ended September 30, 2006 were $4,874,000 compared to $4,085,000 in the first nine months of 2005, an increase of $789,000, or 19%. Because of the cash constraints experienced by the Company over the last several years, Elcom has operated with as few personnel as possible, and certain of its personnel have been compensated at below market rates. In order to address staffing requirements related to its increasing level of business activity, the Company engaged third party contractors during late 2005 and through the beginning of the second quarter of 2006, and began to hire additional personnel in April 2006. The Company’s headcount (full and part-time) has increased by ten, from 36 at September 30, 2005 to 46 at September 30, 2006. Therefore, Elcom anticipates that its SG&A expenses will also increase in future quarters. The Company’s personnel costs increased $358,000 the first nine months of 2006 as compared to the first nine months of 2005, primarily due to an increase in headcount and $213,000 of stock option expense recorded in the first nine months of 2006, related to the initial implementation of SFAS 123R which requires the expensing of stock based compensation (stock options), which was not required in the first nine months of 2005 (See Note (2) — Critical Accounting Policies – (ii) Stock Based Compensation, to the September 30, 2006 Consolidated Financial Statements for additional information). In addition to the increase in personnel expenses, the primary reasons for the increase in SG&A expenses in the first nine months of 2006, as compared to the first nine months of 2005, relate to additional software licensing, computer supplies and other computer infrastructure expenses related to the Company’s growing business, as well as increases in insurance and legal expenses related to the change in control of the Company. Increases in travel and marketing expenses in the first nine months of 2006 as compared to the first nine months of 2005, were generally offset by both a reduction in facilities and professional services expense in the first nine months of 2006 as compared to the first nine months of 2005, as the Company renegotiated its headquarters lease in the first quarter of 2006. Due to the acquisition of various equipment and software in the first nine months of 2006, the Company anticipates that depreciation and amortization expense will increase in future periods.
          Research and Development Expense. Research and development expense for the nine months ended September 30, 2006 and 2005 were $978,000 and $510,000, respectively, reflecting an increase in the first nine months of 2006 of $468,000 over the expense recorded in the first nine months of 2005. The increase in expense in the first nine months of 2006, compared to the same nine month period in 2005, was due primarily to an increased level of work commenced in late 2005, related to new software for supplier directories, marketplace portals, client sign on, request for quotation module, interfaces to other software, as well as enhancements to improve the data interchange, and inbound interface capabilities, and a variety of other internal enhancements incorporated in a new version of the Company’s PECOS software system released on June 30, 2006. Certain of these items were completed in the first quarter of 2006, and are primarily related to the Zanzibar eMarketplace, but will also be included in Elcom’s offerings to other customers and potential customers. In the first nine months of 2006, research and development expense included approximately $114,000 of third party consulting expense and $65,000 of stock-based compensation expense, while in the first nine months of 2005 all expenses were internal and stock-based compensation expense was not recorded.
          Operating Loss. The Company reported an operating loss of $3,842,000 for the nine months ended September 30, 2006, compared to a loss of $3,010,000 reported in the first nine months of 2005, an increase of $832,000 in the loss reported. This increased operating loss in the first nine months of 2006 compared to the same period of 2005 was primarily due to the increase in SG&A expenses and research and development expenses in 2006, net of the increase in recorded gross profit.
          Interest and Other Income (Expense), Net. Interest income and other income (expense), net for the first nine months of 2006 was $95,000 versus $6,000 in the first nine months of 2005. The increase in income, net in 2006 over 2005 is primarily related to interest income earned on the funds raised in December of 2005.
          Interest Expense. Interest expense for the nine months ended September 30, 2006 was $23,000, compared to $205,000 in the same period of 2005. The expense for the first nine months of 2006 reflects interest primarily related to capitalized leases, while the expense for the first nine months of 2005 primarily reflects interest on the Company’s Convertible Debentures, and amortization of the related conversion discount. The Debentures converted into Company common stock in December of 2005. See Note (3) — Common Stock Issuances, and Note (2) Critical Accounting Policies — (iii) Accounting for Convertible Debentures and Other Equity Matters, to the September 30, 2006 Consolidated Financial Statements for additional information.

          Net Loss. The Company’s net loss for the nine months ended September 30, 2006 was $3,770,000, an increase in the loss of $561,000 from the loss recorded in the nine months of 2005 of $3,209,000, as a result of the factors discussed above.
Liquidity and Capital Resources
          Net cash used in operating activities for the nine months ended September 30, 2006 was $3,895,000, which is attributable primarily to the Company’s net loss of $3,770,000, together with an increase of $110,000 in prepaid expenses and decreases in accounts payable and accrued expenses totaling $876,000, which uses were offset by an increase in deferred revenues totaling $294,000 and non-cash depreciation, amortization and stock based compensation expenses aggregating $596,000.
          In the U.K., the Company has a small overdraft facility with its bank, which allows for short-term overdrafts. The largest overdraft in the first nine months of 2005 was approximately $18,000. The facility is an informal arrangement, secured by a pledge of U.K. assets. There was no overdraft position during the first nine months of 2006.
          The Company’s principal commitments consist of a lease on its headquarters office facility, capital lease obligations and a long-term software license payable. The Company will also require ongoing investments in research and development, and equipment and software in order to further increase operating revenues and meet the requirements of its customers.
          On December 20, 2005, the Company issued a total of 298,582,044 shares of common stock to investors in the U.K. and listed the shares on the AIM. Elcom raised a total of $7.9 million, with net proceeds to the Company of $7.7 million. Of the total raised, approximately $547,000 represented the conversion of non-U.S. investor loans and related accrued interest. The funds derived from the 2005 issuance of common stock on the AIM are being used to support the Company’s working capital requirements.
          On October 23, 2006, the Company agreed to issue a total of 76,336,289 shares of common stock to investors in the U.K. and listed the shares on the AIM. Elcom raised a total of $2.5 million, with net proceeds to the Company of approximately $2.5 million. The funds derived from the 2006 issuance of common stock on the AIM are being used to support the Company’s working capital requirements.
          See Note (3) — Common Stock Issuances, to the September 30, 2006 Consolidated Financial Statements for additional information.
Risk Factors Relating to Liquidity
          The Company’s consolidated financial statements as of September 30, 2006 have been prepared under the assumption that the Company will continue as a going concern through the third quarter of 2007. The Company’s independent registered public accounting firm, Vitale, Caturano & Company, Ltd., issued a report dated March 6, 2006 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in Elcom’s ability to continue as a going concern (See Note (1) – Basis of Presentation – Liquidity and Capital Resources, to the September 30, 2006 Consolidated Financial Statements for additional information).
          As of September 30, 2006, the Company had approximately $991,000 of cash and cash equivalents, and has used $3,895,000 of cash in operating activities in the first nine months of 2006. The Company has incurred $12,882,000 of cumulative net losses for the twenty-one-month period ended September 30, 2006.
          As a result of funds raised via common stock issuances at the end of fiscal 2005 and in October 2006, the Company has substantially improved its financial position from September 30, 2005. The Company believes it has sufficient liquidity to fund operations through the second quarter of 2007, however, it anticipates that it will incur a loss in fiscal 2006 and fiscal 2007, and will require additional operating revenues in order to achieve profitable operations. There can be no assurance that the Company will generate additional operating revenues. If the Company does not generate additional operating revenues, it will require additional capital investment or debt financing in order to continue operations.

Factors Affecting Future Performance
          A significant portion of the Company’s revenues are from hosting services and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive’s eProcurement Scotl@nd Programme, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of the Company’s ePurchasing software system by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the ePurchasing software system; the procurement of additional services from the Company by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; their compliance with the terms and conditions of their agreement with the Scottish Executive; and the ability of the Company to perform under its agreement with Capgemini.
          In addition, the Company intends to continue to commit resources to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace for public sector organizations in the U.K. under its agreements with PASSL and PA. Future revenue under this arrangement is contingent primarily on the timing and rate of adoption by U.K. Public Entities of the Zanzibar eMarketplace, as well as the timing and level of costs incurred to develop the required infrastructure to support the architecture of the Zanzibar eMarketplace, stage one (of three stages) of which was accepted in February 2006, and the ability of the consortium, as a whole, to operate on a profitable basis. The Company has not recognized any revenues under this arrangement through September 30, 2006 due to the limited use of the system, and there is no guarantee of future revenue related to this agreement.
          In early October 2006, U.S. Bank officially launched U.S. Bank Access ® Purchase using the Company’s software in combination with the bank’s commercial credit card program. The program is aimed at the medium and larger company segment of U.S. Bank’s commercial card customers. In this arrangement, the Company expects to earn agent or affiliate fees based on the purchases that are processed through the eMarketplace
          If further business fails to develop under the Capgemini agreement or if the Zanzibar eMarketplace does not attract a profitable level of clients, or if the U.S. eMarketplaces do not expand as expected, or if the U.S. Bank relationship does not generate revenues as planned, or if the Company is unable to perform under any of these agreements, it would have a material adverse affect on the Company’s future financial results.
Outlook
          As evidenced by the level of SG&A expenses, research and development expenses, and cost of revenues, the Company’s expenditures in 2006 have begun to increase as compared to 2005 in order to more properly staff the Company to address the increased level of its business and expected further increases. The Company expects that its expenses will continue to increase, although at a moderating rate, as described above. Accordingly, the Company expects that its operating loss will continue through 2006. Improvements in revenues and operating results from operations in future periods will not occur without the Company being able to generate incremental, ongoing operating revenues from existing and new clients. The Company believes it has sufficient liquidity to fund operations through the second quarter of 2007; however, it anticipates that it will incur a loss in fiscal 2006, and will require additional, ongoing operating revenues in order to achieve profitable operations. If the Company is unable to generate incremental, ongoing operating revenues before the end of the second quarter of 2007, it will require additional capital investment or debt financing in order to continue operations. The Company can make no assurance that it will be able to raise additional capital or arrange a credit facility in the event its capital resources are exhausted.
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
Item 3. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures.
          The Company’s principal executive officer and principal financial and accounting officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2006 (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring (i) that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) that information required to be disclosed is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
          There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
          The 2006 Annual Meeting of Stockholders of Elcom International, Inc. was held on July 31, 2006 and, of the 402,080,443 shares of common stock outstanding and entitled to vote at the meeting, 283,445,389 shares were represented in person or by proxy. The proposals voted upon at the Annual Meeting, and the results of such voting, are set forth below.
I.	Proposal to fix the size of the Board of Directors at seven.

FOR	AGAINST	ABSTAIN
283,115,391	0	329,998

II.	Election of one Director, to serve a three-year term until the Annual Meeting of Stockholders in 2009 and until his respective successor has been duly elected and qualified.

	FOR	WITHHELD
Sean P. Lewis	283,428,674	16,715

The term of office of each of the following Directors continued after the 2006 Annual Meeting: John E. Halnen, Elliott Bance, Justin Dignam. In addition, on August 3, 2006 and September 7, 2006, each of Gregory King and William Lock, respectively, were appointed as directors of the Company.
III.	Proposal to approve and adopt an amendment to the Company’s Second Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 500,000,000 shares to 700,000,000 shares.

FOR	AGAINST	ABSTAIN
279,357,474	4,033,580	54,335

Item 6. Exhibits
(a) Exhibits:
31.1	Rule 13a-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial and Accounting Officer

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc. (Registrant)

Date: November 8, 2006	By:	/s/ Sean P. Lewis

Sean P. Lewis
Chairman
(Principal Executive Officer)

Date: November 8, 2006	By:	/s/ Paul C. Bogonis

Paul C. Bogonis
Vice-President of Finance
(Principal Financial and Accounting Officer)