Form 10KSB
period 2006-12-31
ELCOM INTERNATIONAL INC
filed 2007-12-21
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-2737

ELCOM INTERNATIONAL, INC.
(Name of small business issuer in its charter)

DELAWARE	04-3175156
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

10 OCEANA WAY, NORWOOD, MASSACHUSETTS 02062
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (781) 501-4000

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

The issuer’s revenues for the year ended December 31, 2006 were $3,218,000

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of such common equity on the Pink Sheets Electronic OTC Markets on December 20, 2007 was $750,000. For purposes of this disclosure only, the issuer has assumed that its directors, executive officers, and beneficial owners of 10% or more of the issuer’s Common Stock are affiliates of the issuer.

The registrant had 552,177,450 shares of Common Stock, $.01 par value, outstanding as of December 20, 2007.

Transitional Small Business Disclosure Format Yes ☐ No ☒

TABLE OF CONTENTS

PART I

Item 1. Description of Business	2

Item 2. Description of Property	6

Item 3. Legal Proceedings	7

Item 4. Submission of Matters to a Vote of Security Holders	7

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	8

Item 6. Management’s Discussion and Analysis or Plan of Operation	9

Item 7. Financial Statements	15

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	15

Item 8A. Controls and Procedures	15

Item 8B. Other Information	16

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	17

Item 10. Executive Compensation	18

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21

Item 12. Certain Relationships and Related Transactions, and Director Independence	21

Item 13. Exhibits	22

Item 14. Principal Accountant Fees and Services	23

SIGNATURES	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS	F-4

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)	F-5

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)	F-6

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS	F-7

ELCOM INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-8

EX-23.1 Consent of Vitale, Caturano & Company, Ltd.

EX 23.2 - Consent of Malone Bailey, PC.

EX-31.1 Section 302 Certification of Principal Executive Officer

EX-32.2 Section 302 Certification of Principal Financial and Accounting Officer

EX-32.1 Section 906 Certification of Principal Executive Officer

EX-32.2 Section 906 Certification of Principal Financial and Accounting Officer

PART I

Item 1. Description of Business

Introduction

Elcom International, Inc. (“Elcom”), a corporation formed in Delaware in December 1992, is a leading provider of Internet-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). Our PECOS™ Professional Electronic Commerce Online System ePurchasing solution is typically remotely-hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are currently using or accessing Elcom’s solution under these arrangements. From January 16, 2003 to May 17, 2007, our Common Stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO (ELCOE since April 2007 to indicate that this Annual Report on Form 10-KSB had not yet been filed with the SEC by the appropriate extended deadline), but on May 18, 2007 our stock was suspended from the OTCBB due to a delay in our filing this annual report for the year ended December 31, 2006 with the SEC and since then our stock has been listed in the Pink Sheets under the symbol ELCO. In addition, since April 16, 2004, our common stock has traded on the AIM Exchange (as defined below) under the symbols ELC and ELCS (designating the Regulation S Shares); however, the stock is currently suspended from trading on the AIM exchange, pending the filing of the financial statements for the year ended December 31, 2006 and suspended from the OTCBB pending the filing of this Annual Report on Form 10-KSB plus the quarterly reports for the first three quarters of 2007. We operate in the U.S. and U.K.

Overview

Prior to the divestiture of our information technology (“IT”) products and services business in the U.K. and U.S., we had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, we carefully reviewed our business operations, and in order to reduce operational and financial risks and properly align our operations with the slowing demand for IT products and the overall economic environment, we decided to divest our IT products and services business to reduce costs and allow us to focus exclusively on our core Internet-based, ePurchasing software technology. On December 31, 2001, we divested ourselves of our U.K. IT products business and on March 29, 2002, we divested ourselves of our U.S. IT products and services business. Commencing during the second quarter of 2002, our sole source of revenue has been the implementation of ePurchasing solutions and associated professional services and monthly hosting services, usage and data maintenance fees.

In the U.K., we have a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotl@nd Programme, where Elcom provides an ePurchasing system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. We signed agreements with five Public Entities in 2005 and one in 2006, bringing the total number of Public Entities in the eProcurement Scotland program to 26. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland program, and possibly more, depending upon the Scottish Executive’s definition of eligibility. We earn implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland program. Capgemini is the prime contractor in the Scottish Executive Agreement. Elcom subcontracts under this agreement as the technology service provider. During 2006, this contract accounted for over 61% of our revenues and we continue to remain dependent on it.

In addition, we are a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded a contract, and has executed agreements, including a Framework Agreement between Proc-Serve Shared Services Ltd. (“PSSL”), a wholly-owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. Public Entities (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have a primary term of five years. PSSL is the primary contractor and Elcom, as a subcontractor to PSSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, we will only realize a portion of our earned revenues, after costs of the PSSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments for certain development work. The agreements do not provide PSSL with unfettered rights to the underlying Elcom technology, and therefore we anticipate that our realized development fees will be ratably recognized over the applicable term of the agreement. As of December 2006, four (4) U.K. Public Entities have officially “gone live”. We are currently in a contractual dispute with PA Consulting in respect of the Zanzibar contract, and are also considering initiating an Intellectual Property claim against the same firm.

Common Stock Issued under Regulation S in the U.K. - Change in Control of Elcom

On December 20, 2005, we agreed to issue an aggregate of 298,582,044 shares of our common stock (the “2005 Regulation S Shares”) to investors in the U.K., and listed the 2005 Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”). The 2005 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended for offshore placements, and therefore are subject to restrictions. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States, to a “U.S. person” (as defined in the Securities Act) or for the benefit or account of a U.S. person, for a one-year period from the date of issuance (which period has expired for the 2005 Regulation S Shares). During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the U.K. and outside the U.S., pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulation S Shares will be “restricted securities” as the term is defined in Rule 144 under the Securities Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with the stock quoted on the OTCBB until and unless we register the Regulation S Shares with the SEC or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Securities Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements. We raised a total of approximately $7.2 million in cash, net of issuance costs, and converted $547,000 of non-U.S. Loans and related accrued interest (see Note 3 to Consolidated Financial Statements) via issuance of the 2005 Regulation S Shares in the U.K. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The holders of the 2005 Regulation S Shares also have certain registration rights. The funds derived from the sale of the 2005 Regulation S Shares were used to support our working capital requirements.

On October 23, 2006, we agreed to issue a total of 76,336,289 shares of our common stock (the “2006 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2006 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the (“Securities Act”) for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares. Elcom raised a total of $2.5 million in cash in connection with the 2006 Regulation S Shares, net of issuance costs of $24,000. The funds derived from the 2006 issuance of common stock on the AIM Exchange are being used to support our working capital requirements.

In early March 2006, we learned that, as a result of the December 2005 issuance of common stock on the AIM Exchange, Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”) had acquired beneficial ownership of more than 50% of our outstanding common stock. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the Securities and Exchange Commission (the “SEC”), reflecting such beneficial ownership as of December 20, 2005. Therefore, on December 22, 2005, our 10% Senior Convertible Debentures due 2013 (the “Debentures”) which were held by SWIM Nominees and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. The bulk of the SWIM Entities’ shares were acquired in the issuance of the 2005 Regulation S Shares. Based on the SWIM Entities’ Schedule 13D, and our records, including the conversion of SWIM Nominees’ Debentures, the SWIM Entities owned approximately 64.1% of our outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000.

In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed us of their request and that the Board of Directors call a special meeting of our stockholders for the purposes of amending certain of our by-laws and replacing three directors with candidates nominated by the SWIM Entities (the “SWIM Candidates”). Elcom and its current Board of Directors at that time entered into an agreement with the SWIM Entities to effect an orderly transition of the Board of Directors to the control of the SWIM Candidates, and avoid the incremental costs of holding a special meeting of stockholders. Mr. Sean Lewis, former Chairman, and John E. Halnen, former President and Chief Executive Officer, served as Directors until April 21, 2006 when Justin Dignam, Elliott Bance and Gregory King were appointed as Directors. On September 7, 2006, William Lock was also appointed a Director. As of December 31, 2006 the SWIM Entities owned approximately 69% of our outstanding stock.

Subsequent to year-end, on February 5, 2007, we sold 73,230,009 shares of our common stock (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2007 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares and the 2006 Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 Regulation S Shares are being used to support our working capital requirements until we achieve positive cash flow. As a result of the February 2007 issuance of common stock on the AIM Exchange, the SWIM Entities increased their ownership of our outstanding stock to 74%.

Product Overview

Since our inception in 1992, we have developed our PECOS™ (Professional Electronic Commerce Online System) system, which automates many supply chain and financial settlement functions associated with procurement. We intend to augment our core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. We have licensed a third-party dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (or eNegotiation) functions, which module is offered as optional functionality to clients. Our PECOS™ solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

Our ePurchasing solution combines robust integrated eProcurement and eMarketplace capabilities and is typically remotely-hosted via our data center. Management believes that the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

Procurement and Sourcing Overview

AMR Research estimates that the worldwide procurement and sourcing market will grow from $1.7 billion in 2002 to $2.8 billion in 2007. AMR Research also estimated that the professional services market for procurement and the sourcing consulting services was approximately $3 billion in 2002. During August 2006, we together with three other competitors sponsored Aberdeen Group’s e-Procurement Benchmark Report. The report was the fourth in a series of Aberdeen benchmarks of eProcurement performance of nearly 170 enterprises. Aberdeen Group, Inc. was founded in 1988 and has over 100,000 research members in over 36 countries around the world that participate in technology driven value chain research.

Professional Services

Our professional service offerings include various consulting and supplier services to our clients. These services range from implementation of PECOS and initial training and consulting, to interfacing data from PECOS into back-end computer systems, including Enterprise Resource Planning (“ERP”) systems such as Oracle, SAP, Lawson, and others. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.

Management Information Systems

In the U.S., we license and utilize software from Oracle Corporation and other software firms for our Management Information System (“MIS”). Our MIS incorporates modules supporting general ledger, accounts payable and accounts receivable. Company Management receives data from its chartered accountants in the U.K. to manage and monitor our U.K. operations.

Our operations are dependent in part upon our ability to protect our MIS network infrastructure in our Norwood, MA facility against damage from physical/“cyber” break-ins, natural disasters, operational disruptions and other events. To protect our data and provide service to our customers if the data center were to become inoperative, we have a disaster-recovery system in place.

Sales and Marketing

As of December 31, 2006, our sales, marketing and related support personnel in the U.S. and U.K. were comprised of four marketing and/or relationship management personnel, and nine customer support personnel. We market and sell our ePurchasing solutions primarily through our channel partners.

Customer Service and Support

We believe that customer satisfaction is essential for our long-term success and offer comprehensive customer assistance programs. Our technical support provides response to and resolution of customer technical inquiries and is available to clients by telephone, over the web or by electronic mail. We use a customer service automation system to track each customer inquiry until it is resolved.

Competition

The market for ePurchasing solutions is competitive and evolving rapidly. We expect competition in this market to continue to intensify in the future. Among other factors, before investing in an eBusiness system, we believe potential clients consider the cost of the system compared to the level of features and functions available in electronic commerce (“eCommerce”) applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company’s existing computer system. We compete with vendors of prepackaged eCommerce software, vendors of software tools for developing eCommerce applications and systems integrators. Our competitors include Ariba, Inc., Perfect Commerce, (based on the Commerce One platform), Ketera (based on Ariba, hosted) and Epsilon (Ariba). We also see competition from other emerging and established companies, including Oracle, SAP, and other ERP systems, many of which have products or alliances to offer Internet-based eCommerce, including eProcurement modules which function as part of their ERP system(s). Our potential competitors also include systems integrators such as Electronic Data Systems (EDS). Most of our competitors are much larger than us and have substantially greater resources, both financial and otherwise.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our proprietary technology. While we rely to a certain extent on trademark, trade secret, patent and copyright law to protect our technology, we believes that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a competitive position. Although we have received a patent on certain, specific aspects of our PECOS™ technology, there can be no assurance that other entities will not develop, or have not developed, technologies that are similar or superior to our technology. The source code for our proprietary software is also protected both as a trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of our products or technology without authorization, or to develop similar technology independently.

Government Regulation

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect thereto, covering issues such as greater user privacy, pricing and characteristics, taxation of Internet sales and quality of products and services. The adoption of any such laws or regulations may decrease the growth of eCommerce and/or the Internet, which could in turn decrease the demand for our products and increase our cost of doing business or otherwise have an adverse effect on our business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is evolving.

Environmental Matters

Based on our experience to date, the cost of compliance with environmental matters has been immaterial and we believe that it is in material compliance with applicable environmental laws and regulations.

Personnel

As of December 31, 2006, we had a total of 35 full time personnel in the U.S. and 11 full time personnel in the U.K. Our personnel are not represented by any labor union and we believe that our personnel relations are good. Our future success depends, in significant part, upon the continued service of its key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that we can retain our key managerial and technical personnel or that we will be able to attract or retain additional highly qualified technical and managerial personnel in the future. We relied heavily on stock option grants to motivate and provide incentive’s for our personnel. As of December 20, 2007, we employed 28 full time and 1 part time personnel in the U.S. and 10 full time personnel in the U.K.

Company Trade Names and Trademarks

Elcom and PECOS are trade names and/or trademarks. We have referred to a variety of other entities and products in this Form 10-KSB, certain of which are trade names or trademarks. Such trade names or trademarks are the property of the respective companies owning such trade names and trademarks.

Item 2. Description of Property

As of December 31, 2006, we leased the property set forth below. The facility lease expires on December 31, 2007. The property is in good condition; however, the size exceeds our current requirements and therefore we have renewed the lease for a further 12 months, to December 31, 2008, while we review our options regarding a possible relocation. (See Note 7 in the Notes to Consolidated Financial Statements, included elsewhere in this Form 10-KSB).

	APPROXIMATE SQUARE
LOCATION	FOOTAGE	USE

Norwood, Massachusetts	36,000	Corporate Headquarters

Our U.K. personnel work either at customer sites or from home offices which are equipped with the necessary office infrastructure to conduct business, including high-speed Internet access.

Item 3. Legal Proceedings

During the fourth quarter of 2006, a cash deposit made by Elcom International, Inc. with a sales agent, Mr. Arshad A. Khan, of €1,000,000 (approximately $1,200,000) in connection with a potential bid for government contracts outside the United States was completed without approval of the Board of Directors. The funds were due to be returned to us on or before the May 15, 2007. As of the date of this filing, the funds have not been returned. In light of this, we have written off the entire balance as a bad debt (SG&A expense) as of December 31, 2006. On June 5, 2007, we initiated legal proceedings, (Elcom International, Inc. versus Mr. Arshad A. Khan) against Mr. Khan personally in the United States District Court for the District of Massachusetts to recover this amount. There can be no assurances that we will be successful in our actions against Mr. Khan.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Price Range of Common Stock

From January 16, 2003 to May 17, 2007, our Common Stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO but on May 18, 2007 our stock was suspended from the OTCBB due to a delay in our filing this annual report for the year ended December 31, 2006 with the SEC and since then our stock has been listed in the Pink Sheets under the symbol ELCO. In addition, since April 16, 2004, our Common Stock has traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares). As of December 20, 2007, there were approximately 424 stockholders of record of our Common Stock. The high and low closing sales prices reported by the OTCBB for each of the quarters in the two year period ended December 31, 2006 are set forth in the table below. For the period from January 1, 2007 to May 17, 2007, such the high and low closing sales prices reported on the OTCBB were $0.069 and $0.07, respectively. For the period from May 18, 2007 to December 17, 2007, the high and low closing bid prices listed in the Pink Sheets were $0.07 and $0.006, respectively. The OTCBB market closing sales prices and Pink Sheet closing bid prices reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

	2006		2005
Quarter Ended	High	Low	High	Low
March 31	$0.170	$0.075	$0.280	$0.075
June 30	$0.180	$0.100	$0.150	$0.060
September 30	$0.130	$0.100	$0.150	$0.070
December 31	$0.140	$0.070	$0.120	$0.066

We have never declared or paid cash dividends on our Common Stock. We currently do not anticipate paying any dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our Board of Directors deems relevant.

The following table sets forth, for the equity compensation plan categories listed below, information as of December 31, 2006:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	30,934,713	$0.34	471,845
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	30,934,713	$0.34	471,845

Recent Sales of Unregistered Securities

During the period covered by this report on Form 10-KSB, we did not sell or issue any securities not registered under the Securities Act of 1933 that were not previously reported in a periodic report on Form 10-QSB or on a current report on Form 8-K.

Recent Repurchases of Equity Securities

During the fourth quarter of fiscal 2006, we did not repurchase any equity securities.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Introduction

This introduction is intended to provide context and better understanding of Management’s Discussion and Analysis or Plan of Operation (“MD&A”) which follows. Under the Interpretive Release promulgated in December 23, 2003 by the SEC, Elcom intends to endeavor, as much as possible, to explain to its stockholders its comparative financial data contained in the MD&A section in such a way as to make the information more understandable to the reader. We intend to emphasize important historical and current events or other information that it believes are appropriate or necessary to an understanding of our financial comparisons.

RESULTS OF OPERATIONS

The following table sets forth various items of operating results for each of the years in the two-year period ended December 31, 2006 (in thousands):

	2006	2005
Net revenues	$3,218	$2,714
Gross profit	2,546	1,996
Selling, general and administrative expenses	8,156	5,413
Research and development expenses	1,231	825
Operating loss	(6,841)	(4,242)
Interest expense	(69)	(1,605)
Interest and other income net	78	7
Net loss	$(6,832)	$(5,840)

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net Revenues. Net revenues for the year ended December 31, 2006 increased to $3,218,000 from $2,714,000 in 2005, an increase of $504,000, or 19%. License, hosting services and other fees for 2006 increased to $2,710,000 from $2,081,000 in 2005, an increase of $629,000 or 30%. This increase is primarily due to higher hosting services revenue related to the Scottish Executive’s eProcurement Scotl@nd Programme related fees. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees and eMarketplace agent and affiliate fees. Professional services fees for 2006 decreased to $508,000, from $633,000 in 2005. Deferred revenue includes $90,000 related to Zanzibar eMarketplace, the bulk of which relates to implementation services that are ongoing as of December 31, 2006. We began accreting professional services revenue to the Zanzibar eMarketplace in May 2007.

Revenues from Capgemini associated with the Scottish Executive Department of the Government of Scotland (the “Scottish Executive”), comprised 61% and 53% of net revenues for the years ended December 31, 2006 and 2005, respectively.

Gross Profit. Gross profit for the year ended December 31, 2006 increased to $2,546,000 from $1,996,000 in 2005, an increase of $550,000, or 28%. This increase is primarily the result of an increase in license, hosting services and other fees recognized in 2006 over that in 2005. In addition, we recorded a lower level of cost of revenues in 2006, primarily as a result of decreased personnel time required to support the established customer base.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2006 were $8,156,000 compared to $5,413,000 in 2005, an increase of $2,743,000, or 50%. The main increase relates to a bad debt write off of the Khan deposit of $1,200,000 - see Item 3 Legal Proceedings. In addition, because of the cash constraints experienced over the last several years, we have operated with as few personnel as possible. In order to address staffing requirements related to the increasing level of business activity, we engaged third party contractors during late 2005 and through the beginning of the second quarter of 2006, and began to hire additional personnel in April 2006. Personnel expenses recorded in 2006 include $462,000 of stock option expense related to the adoption of SFAS 123R, which requires the expensing of stock-based compensation (stock options) (see Note 2 - Critical Accounting Policies - (ii) Stock-Based Compensation). In addition to the increase in personnel expenses, the primary reasons for the increase in SG&A expenses as compared to 2005 relate to additional software licensing, computer supplies and other computer infrastructure expenses of $113,000 related to our growing business, as well as an increase in legal expenses of $128,000 related to the change in control. Increases in travel and marketing expenses in 2006 were offset by a reduction in facilities expenses in 2006, as we renegotiated our headquarters lease in the first quarter of 2006.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2006 and 2005 were $1,231,000 and $825,000 respectively, an increase of $406,000, or 49%, in 2006 over 2005. The increase in expense in 2006 primarily relates to ongoing work associated with improving the data interchange inbound interface capabilities of our PECOS technology. Additionally, the increase in research and development expense is due to an increased level of development activity as noted above, as well as stock-based compensation expense of $139,000.

Operating Loss. We reported a loss from operations of $6,841,000 for the year ended December 31, 2006 compared to a loss of $4,242,000 for the year ended December 31, 2005, an increase in the operating loss of $2,599,000 or 61%. This increased operating loss in 2006 compared to 2005 was primarily due to the increase in SG&A expenses and research and development expenses in 2006.

Interest Expense. Interest expense for the year ended December 31, 2006 was $69,000, a decrease of $1,536,000 over the $1,605,000 of interest expense recorded for the year ended December 31, 2005. The decrease in interest expense was due primarily to $1,419,000 recorded in 2005 as non-cash amortization of the beneficial conversion feature on the ten-year 10% Senior Convertible Debentures due 2013 issued by us. The Debentures converted into common stock in December 2005. (See Note 3 to Consolidated Financial Statements - Common Stock Issuances, and Note 2 to Consolidated Financial Statements - Critical Accounting Policies - (iii) Accounting for Convertible Debentures and Other Equity Matters).

Interest and Other Income, Net. Interest and other income, net for the year ended December 31, 2006 was $78,000 versus $7,000, for the year ended December 31, 2005. The change from 2005 to 2006 is largely due to the interest income related to funds raised during 2006.

Net Loss. We generated a net loss for the year ended December 31, 2006 of $6,832,000, versus a net loss of $5,840,000 for the year ended December 31, 2005, an increase in the loss of $992,000, or 17%.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations for the year ended December 31, 2006 was $6.3 million, resulting primarily from a net loss from continuing operations of $6.8 million. This cash outflow included the $1.2 million of the performance bond that was deposited with an individual, Mr. Arshad A. Khan. See Item 3 Legal Proceedings. The funds advanced as a performance bond to Mr. Khan were due to be returned to us on or before the May 15, 2007. As of the date of this filing, the funds have not been returned. In light of this, we have written off the entire balance as a bad debt (SG&A expense) as of December 31, 2006. We have initiated legal proceedings against Mr. Khan personally to recover this amount. This transaction has had a material effect on our cash position and will require the raising of additional capital. There can be no assurances that we will be successful in its actions against Mr. Khan.
.
As previously discussed, on October 23, 2006, we agreed to issue an aggregate of 76,336,289 shares to investors in the U.K., and listed the Shares on the AIM Exchange. We raised a total of $2.5 million in cash, net of issuance costs. The Regulation S Shares were sold at a price of £0.0175 (approximately $0.03297) per share. The funds derived from the 2006 issuance of common stock are being used to support our working capital requirements.

Subsequent to year-end, on February 5, 2007, we agreed to issue 73,230,009 shares to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2005 and 2006, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 issuance of common stock on the AIM Exchange are being used to support our working capital requirements.

At December 31, 2006, our principal sources of liquidity were cash and cash equivalents of $1,086,000 and net accounts receivable of $692,000.

Our principal commitment consists of a lease on our headquarter office facility. We will also require ongoing investments in research and development and property, equipment and software in order to further increase operating revenues and meet the requirements of its customers.

Risk Factors Relating to Liquidity

Our consolidated financial statements as of December 31, 2006 have been prepared under the assumption that we will continue as a going concern for 2007. Our independent registered public accounting firm, Malone & Bailey, P.C., have issued a report dated December 17, 2007 that included an explanatory paragraph referring to the significant operating losses and substantial doubt in its ability to continue as a going concern without generating incremental operating revenues or, if required, additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to raise additional capital. We are currently in discussions with a number of financing sources with a view to securing additional capital. It is anticipated that the outcome of these discussions will be finalized in the first quarter of 2008.

We cannot assure you that additional financing will be available on favorable terms, or at all. If funds are not available when required for working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell our capital stock, or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to grow our business. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of the common stockholders.

If we are unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, we would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our lease commitment on our headquarters office facility is payable as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease	$278	$278	$—	$—	$—

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes, impairment of long-lived assets, and revenue recognition. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In August 2005 we received a comment letter from the SEC concerning our revenue recognition and convertible debenture accounting policies. We responded to the SEC August 2005 comment letter in September 2005, and in January 2006, the SEC requested clarification of our September response and made further inquiries concerning our revenue recognition and convertible debenture accounting policies. We responded to the SEC’s January 2006 comment letter in April 2006. In June 2006, the SEC sent an additional comment letter requesting further clarification of our previous responses, and made further inquiries concerning our revenue recognition, convertible debenture, and convertible debt accounting policies. We responded to the SEC’s June 2006 comment letter on June 30, 2006 and as of July 28, 2006, Elcom was informed by the SEC that the SEC had no further comments on our accounting policies.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

(i)	Revenue Recognition

We market both an enterprise and non-enterprise (hosted) model of PECOS software. Revenue consists principally of fees for licenses, and hosting services, and we also earn fees from certain clients by providing a separate, test instance of our hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. In addition, we earn usage and volume related fees derived from “eMarketplace” activities, as well as fees from certain suppliers for maintaining their data in the ePurchasing system for mutual customers. We earn professional services fees for implementation and related professional services. As part of the revenue recognition process, significant management judgments and estimates must be made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different judgments or estimates were made.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of our software solution specific to the client before the hosting term begins. Hosting services agreements also generally call for us to provide technical support and software updates and upgrades to customers during the term of the agreement. We recognize these hosting services revenues over the hosting term, which is typically one year, in accordance with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and SEC Staff Accounting Bulleting Topic 13, Revenue Recognition (“SAB 13”). We recognize revenue on this basis because our customers do not have (except as noted below) the contractual right to take possession of the software at any time during the hosting period. Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and then provide for time-based hosting services fees thereafter. If a hosting services agreement accounted for under EITF 00-3 and SAB 13 provides for the payment of fees that are required in order for the customer to use the software system, beyond those for hosting services, including implementation fees, these additional fees are typically recognized ratably over the first year of the arrangement, if the related hosting services agreement is subject to annual renewal by the customer. Otherwise, such fees are typically recognized over the term of the related agreement. We entered into a large hosting services contract that will be accounted for under EITF 00-3 and SAB 13, as the client(s) do not have an unfettered right to take possession of the hosted PECOS software system. The initial hosted software system has been accepted by the client, and the first customer began using the system in late June 2006. In this particular contract, Elcom will be paid certain development fees for providing each of three phases of the specified software system, implementation fees for each customer that contracts to use the software system, and ongoing hosting service fees. Because the development and implementation fees are for Elcom professional services that are required in order for the customer(s) to use the hosted software system, once such professional services are complete, Elcom will recognize the associated fee in revenue over the remaining contract life (initially five years) as clients in this certain arrangement do not have annual opportunities to cancel the arrangement. As of December 31, 2006, due to the limited level of use of the software system, no revenue has been recognized under this contract, and deferred revenue totals $90,000 in respect of this contract as of December 31, 2006.

One of our customers, Capgemini, has an unfettered contractual right to take possession of the eProcurement software at any time, and we and Capgemini jointly maintain a “hot back-up site” to support certain customer requirements. We have concluded that, due to Capgemini’s technological expertise, and the jointly maintained back-up site, it is feasible for this customer to run the software on its own without significant penalty. Accordingly, we account for this contract in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 97-2, as amended”) using the residual method. In this case the contract calls for a license fee, specific fees for initial professional services as locations are brought live (implementation fees) and ongoing hosting services for each location. Under the residual method, the total contract fee for this contract was first allocated to the fair value of the undelivered elements (i.e., implementation services and hosting fees) based on their vendor specific objective evidence (“VSOE”) and the remaining portion of the total contract fee was allocated to the software license. We determined the VSOE of fair value for the implementation services based upon its current and historical pricing for those services when sold separately and VSOE of fair value for hosting services based upon substantive renewal rates. Per the terms of this contract, the timing of the payment of the license fee for this contract was based upon the number of Public Entities signing agreements. Accordingly, the license fee revenue was recognized as the milestones were met and the license payments became due. The final milestone was achieved in 2004. Implementation fees for this contract are recognized as revenue upon completion of the professional services, in accordance with the client specifications and hosting services fees are recognized over the hosting services term, generally one year.

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

(ii) Accounting for Convertible Debentures

During 2003, Elcom raised funds via private placements to accredited investors of 10% Senior Convertible Debentures due 2013 (the “Debentures”). We accounted for these debentures as a conventional convertible debt instrument and have accounted for the debentures in accordance with Accounting Principles Board Opinion Number 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In accordance with these pronouncements, over a three year period, through December 2005, we recorded non-cash interest expense and offsetting credits to equity (additional paid-in capital) totaling $1,587,000 over these three years. These amounts reflect, as interest expense, the Beneficial Conversion Feature (“BCF”) of the difference between the per share conversion price of the Debentures and the then current trading price of our common stock when the Debentures were issued or amended. In accordance with the pronouncements, the BCF recorded was limited to the face amount of the Debentures and related interest that is paid-in-kind. The Debentures also provided for adjustment of the per share conversion price in the event that equity was raised after the issuance of the Debentures, at a price less than the original per share Debenture conversion price. Accordingly, an adjustment to the Debenture conversion price (from $0.125 per share to $0.046 per share) was made in conjunction with common stock issuances by Elcom in December 2005. The Debentures provided that adjustments to the per share conversion price would be made on a weighted average basis. Upon the change in control, as defined in the debenture agreements, adjustments to the per share conversion price would be made on a weighted average basis. Upon the change in control of, as defined in the debenture agreements, in December 2005 (see Note 3 to the consolidated financial statements) the debentures converted to common stock at an adjusted per share price of $0.04643 when we closed on the sale of our common stock with third parties at a price of $0.0266 per share.

(iii) Shared-Based Payment SFAS No.123R

As of January 2006, we adopted SFAS No. 123R, Share-Based Payment, using (1) the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest and (2) the short-cut method to determine the pool of windfall tax benefits. During 2006, we recorded $666,000 of compensation expense under SFAS No. 123R attributable to stock options. The adoption of SFAS No. 123R had a material impact on our consolidated financial statements. The fair value of our stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation. Such value is recognized as expense over the service period, net of estimated forfeitures.

Off-Balance Sheet Financings

We do not have any off-balance sheet financings. We have no majority-owned subsidiaries that are not included in the consolidated financial statements.

Factors Affecting Future Performance

A significant portion of our revenues are from license and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of our ePurchasing solution by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the ePurchasing solution; the procurement of additional services from us by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; and their compliance with the terms and conditions of their agreement with the Scottish Executive and our ability to perform under our agreement with Capgemini.

In addition, during July 2007 we committed incremental resources to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace for public sector organizations in the U.K. under our agreements with PASSL and PA. Future revenue under this arrangement is contingent primarily on the timing and rate of adoption by U.K. Public Entities of the Zanzibar eMarketplace. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to us for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore we anticipate that our realized development fees will be ratably recognized over the applicable term of the agreement. As of December 2006, four (4) U.K. Public Entities officially “went live”, and as of December 2007, this number had increased to nine (9). We are currently in a contractual dispute with PA Consulting in respect of the Zanzibar contract; we are also considering initiating an intellectual property claim against the same firm. There can be no assurance that we will be successful in any potential intellectual property claim against PA Consulting.

If further business fails to develop under the Capgemini agreement or if the Zanzibar eMarketplace does not attract a profitable level of clients, or if the U.S. initiatives do not expand as expected, or if we are unable to perform under any of these agreements, it would have a material adverse effect on our future financial results.

Outlook

As evidenced by the level of SG&A and research and development, our expenditures in 2006 have increased as compared to 2005 and years prior to 2005. Because of cash constraints experienced over the last several years, we had to address staffing requirements related to our increasing level of business activity. The number of our employees increased by eleven in 2006, although it has subsequently decreased by eight. SG&A and research and development expenses included $666,000 of combined stock option expense related to the initial implementation of SFAS 123R, which requires the expensing of stock-based compensation (stock options). In addition to personnel increases and stock-based compensation, increases in expenditures related to additional software licensing, computer supplies and other computer infrastructure expenses related to our growing business were experienced. Improvements in revenues and operating results from operations in future periods will not occur without our being able to generate incremental operating revenues from existing and new clients.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to our objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although we believe that such forward-looking statements are reasonable, we can give no assurance that our expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause our future results to differ materially from those anticipated, including: (i) the necessity for us to generate incremental operating revenues and whether this objective can be met given the overall marketplace and client's acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, and control of expenses and revenue growth; (ii) the consequent results of operations given the aforementioned factors; (iii) the necessity to achieve profitable operations within the constraints of its existing resources and, if we can not, the availability of incremental capital funding; and (iv) other risks detailed from time to time in this Annual Report on Form 10-KSB and in our other SEC reports and statements. We assume no obligation to update any of the information contained or referenced in this Annual Report on Form 10-KSB.

Item 7. Financial Statements

See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings (loss) per share information is included in Note 2 (m), of the Notes to Consolidated Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On September 20, 2007, we dismissed Vitale Caturano & Company, Ltd (“VCC”) as our principal independent accountants. The decision to dismiss VCC was approved by our audit committee and board of directors.

The report of VCC for our 2005 financial statements did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2005 , there were no disagreements between the Company and VCC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to VCC’s satisfaction would have caused VCC to make reference to the subject matter of the disagreement in connection with its report.

In preparing the audit for the fiscal year ended December 31, 2006, management and VCC discovered that, during the fourth quarter of 2006, a cash deposit made by the Company with a sales agent of €1,000,000 (approximately $1,200,000) in connection with a potential bid for government contracts outside the United States was completed without approval of our board. As a result of this discovery, we investigated the transaction and further reviewed our internal controls. During this review, we and VCC identified certain material weaknesses in our internal controls relating to approval of transactions and cash management. Since such review, we have strengthened our internal controls by adopting additional internal controls policies and procedures relating to cash, cash management and corporate governance. VCC performed no work subsequent to the commencement of the Company’s additional review and investigation.

On August 30, 2007, we engaged Malone & Bailey PC (“MB”) as our new principal independent accountant to audit our financial statements for, 2006 and 2007. During the two most recent fiscal years and the interim period preceding the engagement of MB, we did not consult with MB regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and MB did not provide a written report or oral advice to us that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or an event identified in Item 304(a)(1)(iv) of Regulation S-B.

In deciding to select MB, our Audit Committee considered MB's experience and expertise related to public companies, as well as reviewed auditor independence issues and existing commercial relationships with MB. The Audit Committee concluded that MB has no commercial or other relationship that would impair its independence and has the appropriate expertise that we required regarding our current operations.

Item 8A. Controls and Procedures.

In preparing for the audit for 2006, the new management and our previous independent registered public accounting firm, Vitale Caturano & Company, Ltd. (“VCC”), discovered that, during the fourth quarter of 2006, a cash deposit made by us with a sales agent of €1,000,000 (approximately $1,200,000) in connection with s potential bid for government contracts outside the United States was completed without approval of our Board of Directors.

As a result of these discoveries, we further reviewed our internal controls. During this review, we identified certain material weaknesses in our internal controls relating to approval of transactions and cash management. Since such review, we have strengthened our internal controls by adopting additional internal controls policies and procedures relating to cash, cash management and corporate governance, including the introduction formal set of corporate governance procedures which includes Board Of Director responsibilities and stringent approval limits of certain items of expenditure. VCC performed no work subsequent to the commencement of our additional review and investigation.

Evaluation of Disclosure Controls and Procedures

Management, including the Chief Executive Officer and Executive Vice President of Finance, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, the Chief Executive Officer and Executive Vice President of Finance have concluded that the disclosure controls and procedures were not effective at the reasonable assurance level because of material weaknesses.

Material Weaknesses

The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” In relation to the audit for the year ended December 31, 2006, management and our independent registered public accounting firm identified the following material weaknesses in our internal controls:

A contract in which a cash performance bond of €1,000,000 (approximately $1,200,000) was posted was entered into in the 4th quarter of 2006 without proper Board approval.

Following the identification of this material weakness, the Board consulted with the independent registered public accounting firm and engaged outside counsel to provide advice to the Board as to the remedial action to be adopted in these circumstances.

Based on outside counsel’s advice, the Board appointed two Directors who had no involvement or visibility in connection with this transaction to undertake an investigation of the transaction in the first instance, followed by a full evaluation of corporate governance.

We delayed the submission of its Form 10-KSB in order to conclude the investigation.

The investigation concluded that the corporate governance procedures were inadequate during the period in question and that these deficiencies constituted a material weakness in the corporate governance and the disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. During February 2007 our former Executive Vice President Finance, Paul Bogonis, resigned and was replaced by David Elliott, and subsequent to this, during June 2007 our former Chief Executive Officer, John Halnen, who was terminated without cause during June 2007, was replaced by Gregory King.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age and position of Executive Officers and Directors are as follows:

NAME	AGE	POSITION

David Elliott	33	Class I Director, Executive Vice President of Finance

Gregory D. King	54	Class III Director, Chief Executive Officer

William Lock	50	Class III Director, Executive Vice President

Justin Dignam (1) (2) (3)	46	Class I Director

Elliott Bance (1) (2) (3)	34	Class III Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating Committee.

A brief biography for each of our Executive Officers and Directors is set forth below.

Gregory D. King was appointed as a Class III Director on April 21, 2006. On the same date, Mr. King was appointed Executive Vice President of Business Development. Mr. King, who is 54, originally joined elcom, inc. technology subsidiary in April of 1997 as Vice President of Product Marketing, in conjunction with the acquisition of a procurement software application by elcom, inc. Mr. King was a part owner of rights to the acquired technology. Mr. King was promoted from Vice President of Sales and Marketing, to Chief Executive Officer on June 20, 2007. Mr. King is a citizen of the United States.

David Elliott was appointed as a Class I Director on April 18, 2007. Mr. Elliott was appointed Executive Vice President of Finance and Secretary on February 16, 2007 and serves as principal financial and accounting officer. Mr. Elliott joined on November 14, 2006 and has been responsible for implementing a new financial system in the U.K. operations and improving the financial controls and reporting. Mr. Elliott was previously employed by Volkswagen Group for over five years and was employed in a number of financial roles, having most recently been responsible for Volkswagen Group’s Development Ventures Fund. Mr. Elliott is a citizen of the United Kingdom.

William Lock was appointed as a Class III Director on September 7, 2006. Mr. Lock was appointed Executive Vice President on July 28, 2006. Mr. Lock, who is 50, has been engaged in consultancy practice for more than the last five years. For the last four years, Mr. Lock has owned and operated, a U.K. based consultancy practice specializing in mergers, acquisitions and turnaround situations. Mr. Lock is a citizen of the United Kingdom. Mr. Lock was a Director of Kitchen Central Limited from September of 2003 until his resignation in December of 2004. Kitchen Central Limited went into a creditor’s liquidation on October 26, 2005.

Justin Dignam was appointed as a Class I Director on April 21, 2006 at the request of the SWIM Entities, as described elsewhere herein. Since October 2003 Mr. Dignam has been a Director and the Chief Executive Officer of Big Fish Payroll Services LLC, a provider of payroll and tax depositing and filing services for small and mid-market employers. Prior thereto, Mr. Dignam was a Sales Executive at Kronos Incorporated, leading their Major Markets sales organization in Southern California. Beginning in August 1983 he joined Automatic Data Processing Inc. (“ADP”). Mr. Dignam held a variety of positions, most recently for more than 5 years as a National Accounts Sales Executive leading sales in ADP’s Southern California market area. His last position with ADP before his resignation in 2002 was that of Global Sales Manager engaging with Fortune 100 multinational companies. Mr. Dignam is a citizen of the United States.

Elliott Bance was appointed as a Class III Director on April 21, 2006. Mr. Bance is, and has been for the last five years, employed in the field of real estate sales and development. Since March 2006, Mr. Bance has been employed with Asprey Homes Limited and prior thereto, for at least the last five years, with Hampton’s Estates Limited. Mr. Bance is a citizen of the United Kingdom.

Audit Committee

The Board of Directors has a standing Audit Committee which is directly responsible for, among other things, the appointment, compensation, retention and oversight of the independent registered public accounting firm, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by us in financial reporting, internal financial control procedures and the adequacy of such internal control procedures. The Audit Committee is also responsible for pre-approving all audit and non-audit services performed by our independent registered public accounting firm. Messrs. Dignam and Bance serve as the members of the Audit Committee. Each of the members of the Audit Committee is an “independent director”, as defined under NASDAQ listing standards. The Board of Directors has determined that Mr. Dignam is an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-B.

Code of Ethics

On March 31, 2004, we adopted a Code of Ethics for Senior Executives and Financial Officers (the “Code of Ethics”) which applies to the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, controller, or treasurer or persons performing similar functions. Upon written request to our headquarters at 10 Oceana Way, Norwood, Massachusetts 02062, we will provide to any person, without charge, a copy of the Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Officers and Directors and certain persons who beneficially own more than ten percent of a registered class of equity securities (i.e., the Common Stock), to file reports of ownership and changes in ownership of such securities with the Commission. Officers, Directors and greater-than-ten-percent beneficial owners who file these reports are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of the forms furnished to us during or with respect to 2006, and written representations from certain reporting persons, we believe that no Officer, Director or greater-than-ten-percent beneficial owner failed to file on a timely basis during the year ended December 31, 2006 any report required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

The table below sets forth information concerning 2006 annual and long-term compensation for services in all capacities with respect to those persons (collectively, the "Named Executive Officers") who were (i) the Chief Executive Officer and (ii) the other executive officers at the end of the fiscal year, as well as the other individuals that were executive officers during the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)

Sean P. Lewis - Former Chairman of the Board of Directors (1)	2006	249,750	0	0	0	249,750
John E. Halnen - Former President and Chief Executive Officer (2)	2006	247,163	0	104,200	26,750	378,113
William Lock - Chairman of the Board of Directors	2006	249,750	0	70,980	0	320,730
Robert Crowell - Former Chairman of the Board of Directors (3)	2006	52,400	0	0	72,000	124,400

(1)	Mr. Lewis served as Chairman of the Board of Directors until August 15, 2007, when he resigned his position.

(2)
Mr. Halnen served as President and Chief Executive Officer until June 20, 2007, when he was terminated without cause and received a severance payment of $300,000 which is being paid in equal installments over 12 months. Mr. Halnen also received a one-time payment of $26,750 during 2006 relating to previous salary reductions that were accrued for.

(3)	Mr. Crowell served as Chairman of the Board of Directors until April 21, 2006, when he resigned his position and received a severance payment of $72,000.

(4)
The fair value of each stock award was estimated on the grant date using the Black-Scholes option-pricing model. See Note 2 to the consolidated financial statements for a description of the assumptions used in estimating the fair value of stock options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding stock options held as of December 31, 2006 by the executive officers named in the summary compensation table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#)exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise price		Option expiration date	Number of shares or units of stock that have not Vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested(#)	Equity incentive plan awards: market or payout value of unearned shares,units or other rights that have not Vested($)
Sean P. Lewis	0	0	0		0	0	0	0	0	0

John E. Halnen(1)	17,000 21,250 22,500 35,600 4,112 400,000 100,000 150,000 100,000 39,500 12,250 3,500 55,400 110,500 24,999 22,750 75,000 100,000 100,000 150,000 150,000 100,000 105,000 120,888	400,000 800,000	0	$ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $	4.8125 1.6875 1.8438 1.6407 0.1150 0.2700 0.0950 0.0900 0.2150 0.2700 0.2150 3.8125 4.6407 1.8438 1.6407 3.8125 4.1563 4.6407 1.1719 1.6800 0.8500 0.4450 0.4450 0.4450 0.2000 0.2700	5/15/2008 10/30/2008 12/15/2008 2/16/2009 8/03/2016 5/21/2013 11/7/2014 1/12/2016 1/27/2014 5/21/2013 1/27/2014 8/31/2009 4/17/2010 12/15/2008 2/16/2009 8/31/2009 11/1/2009 4/17/2010 12/21/2010 6/25/2011 9/7/2011 4/12/2012 4/12/2012 4/12/2012 7/26/2012 5/21/2013	0	0	0	0

William Lock(2)	0	700,000	0		$0.1150	8/30/2016	0	0	0	0

Robert Crowell	0	0	0		0	0	0	0	0	0

(1)
On January 12, 2006, Mr. Halnen, the former Chief Executive Officer, who was terminated without cause on June 20, 2007, was granted an option to acquire 800,000 shares of the common stock at a price of $0.09 per share, which became exercisable with respect to 400,000 shares on the first anniversary of the date of grant and the remaining portion vesting on the second anniversary of the date of grant. On August 30, 2006 Mr. Halnen was granted an option to acquire 400,000 shares of the common stock at a price of $0.1150 per share, which becomes exercisable with respect to 200,000 shares on the first anniversary of the date of grant and the remaining portion vests on the second anniversary of the date of grant.

(2)
On August 30, 2006, Mr. Lock was granted an option to acquire 700,000 shares of our common stock at a price of $0.1150 per share, which becomes exercisable with respect to 350,000 shares on the first anniversary of the date of grant and the remaining portion vests on the second anniversary of the date of grant.

DIRECTOR COMPENSATION

The following table sets forth certain information about the compensation paid with respect to directors who served during the year ended December 31, 2006:

Name	Fees Earned or Paid in Cash($)	Option Awards($) (3)	Total($) (4)
Gregory D. King	0	0	0
Justin Dignam (1)	0	$32,955	$32,955
Elliott Bance (2)	0	$32,955	$32,955
William W. Smith	0	0	0
John Ortiz	0	0	0
Richard Harries, Jr.	0	0	0

(1)
Mr. Dignam was granted an option to acquire 325,000 shares at $0.115 per share, of which 162,500 shares become exercisable on August 30, 2007 and the remaining 162,500 shares become exercisable on August 30, 2008. Mr. Dignam has no other outstanding options as at December 20, 2007.

(2)
Mr. Bance was granted an option to acquire 325,000 shares at $0.115 per share, of which 162,500 shares become exercisable on August 30, 2007 and the remaining 162,500 shares become exercisable on August 30, 2008. Mr. Bance has no other outstanding options as at December 20, 2007.

(3)
The fair value of each stock award was estimated on the grant date using the Black-Scholes option-pricing model. See Note 2 to the consolidated financial statements for a description of the assumptions used in estimating the fair value of stock options

(4)	The aggregate number of option awards outstanding as at December 31, 2006 for Mr. Dignam totaled 325,000 shares, and for Mr. Bance totaled 325,000 shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table sets forth the beneficial ownership of Common Stock as of December 20, 2007 by (i) each Director, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer at the end of the fiscal year, as well as the individuals that were executive officers during the year ended December 31, 2006, (iii) all Directors and executive officers as a group, and (iv) each person or group known to own beneficially more than 5% of its outstanding shares of Common Stock. All information with respect to beneficial ownership has been furnished by the respective Director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name. As of December 31, 2006 and December 20, 2007 there were 478,947,441 and 552,177,450, respectively, shares of Common Stock were outstanding.

	Number of Shares Beneficially	Percentage
Name and Title of Beneficial Owner (2)	Owned (1)	Common Stock (1)
Gregory D. King (3)	876,750	*
Justin Dignam	162,500	*
Elliott Bance	162,500	*
William Lock	350,000	*
David Elliott	0	-
Sean Lewis (4)	26,666,666	6%

All Directors And Executive Officers as a Group (5)	28,128,416	6%

Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited (6)	406,897,781	74%

*	Less than 1%.

(1)
In accordance with Securities and Exchange Commission rules, each beneficial owner’s holdings have been calculated assuming full exercise of all outstanding options and warrants to acquire Common Stock, regardless of the option price, which are exercisable by such owner within 60 days after December 20, 2007, while assuming no exercise of outstanding options and warrants covering Common Stock held by any other person.

(2)	For purposes hereof, the address of Directors and Executive Officers is the same as that of our headquarters: 10 Oceana Way, Norwood, Massachusetts 02062.

(3)
Mr. King was appointed as a Director on April 21, 2006. Mr. King’s Common Stock ownership is comprised of 33,750 shares owned following exercising share options under the 1996 and 1997 share option plans and 843,000 shares which he has the right to acquire through the exercise of stock options.

(4)
During 2006, Sean Lewis, Chairman until August 15, 2007 acquired common stock ownership of 26,666,666 shares, which is comprised of 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for his benefit and 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for the benefit of his wife. In both cases, Smith & Williamson Nominees Limited has a revocable right to vote and dispose of these shares - See Item 12 Certain Relationships and Related Transactions.

(5)	Includes 1,551,750 shares of Common Stock which the Directors and Executive Officers have the right to acquire within 60 days of December 20, 2007, through the exercise of stock options.

(6)
Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited filed a Schedule 13D on March 6, 2006, which was amended on April 5, 2006. The Common Stock ownership presented above is based on such Schedule 13Ds and our records, and includes 7,420,991 shares related to the conversion of Company debentures.

Item 12. Certain Relationships and Related Transactions and Director Independence

Related Transactions

During the first and third quarters of 2005, we received bridge loan funds, pursuant to secured promissory notes, as amended, each in the amount of $120,000 (the “2005 Notes”), from each of Robert J. Crowell, Chairman until April 21, 2006, and William W. Smith, Vice Chairman and a Director until April 21, 2006 (each a “Holder” and, together, the “Holders”), for a total of $240,000. A total of $200,000 ($100,000 from each Holder) was received in the first quarter of 2005, and an additional $40,000 ($20,000 from each Holder) was received in August 2005. The Holders’ advances provided a portion of the funds required for us to continue operating until the December 2005 Regulation S Share issuance (see Note 3). Interest upon the outstanding principal amount of the 2005 Notes accrued at a rate of 8%. The Crowell and Smith 2005 Notes had different maturity provisions. Mr. Crowell’s 2005 Note provided that the principal amount and interest accrued thereon was due and payable within five (5) business days after we notified the payee that we had adequate funds to repay the 2005 Notes, while Mr. Smith’s 2005 Note provided that his note was payable in full after we reported two sequential quarters of positive cash flow from operations. The 2005 Notes, at the option of the Holder, were convertible into our common stock, issuable in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Exchange Act of 1933, as amended (the “Restricted Shares”). The 2005 Notes also provided the Holders certain “piggy-back” registration rights, in the event they elected to convert their loan into Restricted Shares.

On December 21, 2005, Mr. Smith converted his $120,000 loan, plus approximately $7,000 in accrued interest thereon, into 4,593,287 Restricted Shares of our common stock; in accordance with the 2005 Notes’ conversion terms (see Note 3).

Mr. Crowell’s $120,000 loan was repaid in cash in January 2006, and a total of approximately $7,600 of interest was paid thereon. As of December 31, 2005, Mr. Crowell’s loan is recorded as a related party convertible loan payable in the accompanying consolidated balance sheet.

The 2005 Notes were secured by an Amended and Restated Collateral Agency and Security Agreement, William W. Smith, as Collateral Agent, and the Holders, as secured parties (the “Security Agreement”). Pursuant to the Security Agreement, we granted a first priority senior security interest in the all of the personal property and intellectual property, wherever located, owned or thereafter acquired, to the Collateral Agent, for the benefit of the Holders, to secure the payment or performance of our obligations under the 2005 Notes. As a result of financing received from the issuance of the 2005 Regulation S Shares, and the consequent loan repayments and conversions to common stock, as described above, the Security Agreement is no longer in effect.

On October 23, 2006, we sold a total of 76,336,289 shares of our common stock (the “2006 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2005 and 2004, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares that were sold in 2005 and 2004. Elcom raised a total of $2.5 million in cash in connection with the 2006 Regulation S Shares, net of issuance costs of $24,000. The funds derived from the 2006 issuance of common stock on the AIM Exchange were used to support our working capital requirements.

Subsequent to year-end, on February 5, 2007, we sold 73,230,009 shares of our common stock (the “2007 Regulation S Shares”) to investors in the UK and listed the shares on the AIM Exchange. As was the case in 2006, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 issuance of common stock on the AIM Exchange are being used to support our working capital requirements until we achieve positive cash flow.

During 2006, Gregory King, Chief Executive Officer, as of June 20, 2007, was granted an option to acquire 700,000 shares at $0.115 per share, of which 350,000 shares become exercisable on August 30, 2007 and the remaining 350,000 shares become exercisable on August 30, 2008. In addition, Mr. King has 2,036,750 options outstanding, of which 526,750 shares are vested with 1,510,000 shares remaining unvested.

During 2006, Sean Lewis, Chairman until August 15, 2007 acquired common Stock ownership of 26,666,666, which is comprised of 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for his benefit and 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for the benefit of his wife. In both cases, Smith & Williamson Nominees Limited has a revocable right to vote and dispose of these shares.

Smith & Williamson Corporate Finance Limited (“SWCF”) is our nominated adviser (“Nomad”) in respect of our AIM Exchange Listing in the U.K. SWCF and the SWIM Entities are related parties. During calendar 2006, we ratably accrued fees for Nomad services rendered by SWCF aggregating £20,000 (approximately $36,000). There are no amounts due to SWCF as of December 31, 2006.

Director Independence

The OTC Bulletin Board (from which we are currently delisted) does not have a requirement that a majority of the Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, Justin Dignam and Elliott Bance would be deemed to be independent while Gregory D. King, William Lock, and David Elliott would not. Former directors, John W. Ortiz and Richard J. Harries, Jr., who both resigned in 2006, would also have been deemed independent under NASDAQ’s definition, while former directors Robert J. Crowell and William W. Smith, who both resigned in 2006, would not.

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

Item 14. Principal Accountant Fees and Services

Our audit committee oversees our financial reporting process on behalf of the Board of Directors. The Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. In addition, the audit committee must pre-approve all audit and non-audit services performed by our independent registered public accounting firm. The audit committee’s activities are governed by a written charter adopted by the board of directors.

Fees for services rendered by Vitale, Caturano & Company Ltd. (“VCC”), our independent registered public accounting firm for the last two fiscal years (until September 20, 2007) were:

	2006	2005
Audit fees	$77,000	$82,000
Audit related fees	11,500	11,000
Tax services fees	5,500	6,000
All other Fees	900	2,000
Total fees	$94,900	$101,000

Audit Fees

VCC has billed $77,000 for professional services rendered for the audit of our annual financial statements for, 2006; the reviews of interim financial statements are included in our Forms 10-QSB filed during the year ended December 31, 2006, and for consultation relating to accounting matters.

VCC has billed $82,000 for professional services rendered for the audit of our annual financial statements for 2005, the reviews of interim financial statements included in our Forms 10-QSB filed during 2005 and for consultation relating to accounting matters.

Through December 20, 2007, Malone Bailey has billed $75,000 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006 and interim reviews through September 30, 2007.

Audit Related Fees

During 2006 and 2005, VCC has billed $11,500 and $11,000 respectively in audit related fees for the audit of our benefit plan.

Tax Fees

During 2006 and 2005, VCC has billed approximately $5,500 and $6,000, respectively, in tax services fees for assistance with various state tax compliance matters.

All Other Fees

Other fees for 2006 and 2005, totaled $900 and $2,000, respectively, which were paid to VCC for various matters including attendance at the annual shareholders meeting and assistance in drafting responses to the SEC staff comment letters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc. (Registrant)

Date: December 20, 2007	By:	/s/ David Elliott
David Elliott Executive Vice President of Finance Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Lock	Chairman of the	December 20, 2007
William Lock	Board of Directors

/s/ Gregory King	Chief Executive	December 20, 2007
Gregory King	Officer and Director (Principal Executive Officer)

/s/ David Elliott	Executive Vice President	December 20, 2007
David Elliott	of Finance (Principal Financial and Accounting Officer) and Director

/s/ Elliott Bance	Director	December 20, 2007
Elliott Bance

/s/ Justin Dignam	Director	December 20, 2007
Justin Dignam

CONSOLIDATED FINANCIAL STATEMENTS

ELCOM INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

The following consolidated financial statements of Elcom International, Inc. are included in response to Item 7:

Page

Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Operations and Other Comprehensive Income (Loss)for the years ended December 31, 2006 and 2005	F-5
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006 and 2005	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-7
Notes to Consolidated Financial Statements	F-8 to F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Elcom International, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholder’s equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of Elcom’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2006 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Elcom will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Elcom has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE BAILEY,PC
www.malone-bailey.com
December 17, 2007
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Elcom International, Inc.:

We have audited the accompanying consolidated balance sheet of Elcom International, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and other comprehensive income (loss), stockholder’s equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Vitale, Caturano & Company, Ltd.

March 6, 2006
Boston, Massachusetts

ELCOM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,086	$6,399
Accounts receivable:
Trade	702	548
Less-allowance for doubtful accounts	(10)	(45)
Accounts receivable, net	692	503
Prepaids and other current assets	218	119
Total current assets	1,996	7,021

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,316	20,675
Furniture, equipment and leasehold improvements	3,088	3,088
	24,404	23,763
Less accumulated depreciation and amortization	(23,445)	(23,020)
	959	743

OTHER ASSETS	14	10
	$2,969	$7,774
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligation	$114	$27
Related party convertible loan payable	—	120
Convertible loans payable	—	1,179
Accounts payable	647	547
Deferred revenue	942	545
Related party accrued salary, bonuses and interest	1,066	1,163
Accrued expenses and other current liabilities	1,043	2,483
Current liabilities of discontinued operations	42	62
Total current liabilities	3,854	6,126

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	164	—
OTHER LONG TERM LIABILITY	288	423
Total liabilities	4,306	6,549

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding	—	—
Common stock, $.01 par value; Authorized - 700,000,000 shares Issued - 478,947,441 and 399,152,859 shares at December 31, 2006 and 2005, respectively	4,789	3,992
Additional paid-in capital	128,455	125,263
Accumulated deficit	(129,315)	(122,483)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(554)	(835)
Total stockholders' (deficit) equity	(1,337)	1,225
	$2,969	$7,774

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the years ended December 31,
	2006	2005
Revenues:
License, hosting services and other fees	$2,710	$2,081
Professional services	508	633
	3,218	2,714
Cost of revenues	672	718
Gross profit	2,546	1,996

Operating Expenses:
Selling, general and administrative	8,156	5,413
Research and development	1,231	825
Total operating expenses	9,387	6,238
Operating loss	(6,841)	(4,242)
Interest expense	(69)	(1,605)
Interest and other income, net	78	7
Loss before income taxes	(6,832)	(5,840)

Income taxes	—	—

Net loss	(6,832)	(5,840)

Comprehensive income (loss), net of tax	281	(29)

Comprehensive loss	$(6,551)	$(5,869)

Basic and diluted net loss per share	$(0.01)	$(0.08)

Weighted average number of basic and diluted shares outstanding	416,209	72,173

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except number of shares)

	Common Stock		Additional		Treasury	Accumulated Other	Total Stockholders’
	Number of Shares	$.01 Par Value	Paid-in Capital	Accumulated Deficit	Stock, At Cost	Comprehensive Income (Loss)	Equity (Deficit)

BALANCE, JANUARY 1, 2005	61,812,569	$618	$118,703	$(116,643)	$(4,712)	$(806)	$(2,840)
Sale of common stock, net of offering costs	278,018,333	2,780	4,375				7,155
Common stock issued upon conversion of loans payable and related accrued interest	25,156,998	252	422	—	—	—	674
Stock option granted to non-employee	—	—	1	—	—	—	1
Additional beneficial conversion feature of convertible debentures due to reduction in per share conversion price	—	—	517	—	—	—	517
Common stock issued upon conversion of convertible debentures and related accrued interest	34,164,959	342	1,245	—	—	—	1,587
Net loss	—	—	—	(5,840)	—	—	(5,840)
Cumulative translation adjustment	—	—	—	—	—	(29)	(29)

BALANCE, DECEMBER 31, 2005	399,152,859	3,992	125,263	(122,483)	(4,712)	(835)	1,225

Common stock issued for deferred rent	3,458,293	34	216	—	—	—	250
Stock based compensation	—	—	666	—	—	—	666
Sale of common stock	76,336,289	763	1,730	—	—	—	2,493
Reversal of cost of capital (Note 4)	—	—	580	—	—	—	580
Net loss	—	—	—	(6,832)	—	—	(6,832)
Cumulative translation adjustment	—	—	—	—	—	281	281
BALANCE, DECEMBER 31, 2006	478,947,441	$4,789	$128,455	$(129,315)	$(4,712)	$(554)	$(1,337)

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(6,832)	$(5,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and software	399	333
Amortization of convertible debenture beneficial conversion feature	—	1,419
Non-cash interest expense	—	145
Stock-based compensation	666	1
Deferred rent expense	—	312
Provisions for (reversal of) allowance for doubtful accounts	(35)	2
Changes in current assets and liabilities
Accounts receivable	(154)	(198)
Prepaids and other current assets	(103)	(66)
Accounts payable	100	79
Deferred revenue	398	35
Accrued expenses and other current liabilities	(706)	1,113
Net cash used in continuing operations	(6,267)	(2,665)
Net cash used in discontinued operations	(20)	(241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and software	(301)	(57)
Net cash used in investing activities	(301)	(57)
Net cash provided by investing activities of discontinued operations	—	48

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(65)	(30)
Proceeds from loans payable	—	2,269
Repayment of related party notes	(120)	0
Repayment of convertible loans	(1,179)	(318)
Decrease in other long term liability	(135)	(123)
Proceeds from issuance of common stock, net	2,493	7,155
Net cash provided by financing activities	994	8,953

FOREIGN EXCHANGE EFFECT ON CASH	281	(29)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,313)	6,009
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,399	390
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,086	$6,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$68	$26
Income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:

Discount on convertible debentures and accrued interest related to reduction in per share conversion price	$—	$517
Conversion of convertible debentures and accrued interest to equity	$—	$1,587
Conversion of loans payable and accrued interest to equity	$—	$674
Issuance of common stock in satisfaction of deferred rent	$250	$—
Cost of capital reduction	$580	$—

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

Since early 2002, Elcom International, Inc. has operated solely as a leading provider of remotely-hosted, electronic procurement and electronic marketplace Internet-based software solutions (collectively, “ePurchasing”). Elcom’s ePurchasing solutions combine robust integrated eProcurement and eMarketplace capabilities and are remotely-hosted in our data center. Management believes the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

Since its inception in 1992, Elcom has developed its PECOS™ (Professional Electronic Commerce Online System) software, which automates many supply chain and financial settlement functions associated with procurement. Elcom intends to augment its core ePurchasing solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. Elcom has licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or eNegotiation, functions from a third party, which module is offered as optional functionality to clients. Our PECOS™ solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance. Going Concern

As of December 31, 2006, Elcom had approximately $1,086,000 of cash and cash equivalents and current assets of approximately $1,996,000. Current liabilities amounted to approximately $3,854,000. Elcom has incurred significant losses and has used cash in operating activities in each of the last several years, including $6,832,000 in 2006, which raises substantial doubt about Elcom’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should Elcom be unable to continue as a going concern. Elcom’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. Elcom believes that as a result of its recent issuances of common stock (see Notes 6 and 11), including common stock listed on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”), that it has the funds required to perform under its current contracts; however it expects to incur a net loss in 2007. In order to achieve profitable operations Elcom is dependent upon generating significant new revenues from existing and future contracts. There can be no assurance that such incremental revenues can be realized by Elcom. If Elcom is unable to generate incremental operating revenues over the course of the next year, it will likely require additional capital investment. Elcom cannot assure you that additional financing will be available on favorable terms, or at all. If Elcom is unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, Elcom would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The accompanying consolidated financial statements include the accounts Elcom and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Elcom has no material interests in variable interest entities and therefore, none which require consolidation.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2006 and 2005 consisted of $1,086,000 and $6,399,000 respectively, of deposits with banks and financial institutions, which were unrestricted as to withdrawal or use and had original maturities of less than three months. Cash and cash equivalents are stated at cost, which approximates market value.

(d) Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2006 and 2005, the allowance for doubtful accounts was $10,000 and $45,000, respectively.

(e) Property, Equipment and Software

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

During 2006 and 2005 Elcom did not capitalize any software development costs under SOP 98-1. There were no previously capitalized software development costs written off in 2006 or 2005.

(f) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Elcom evaluates for impairment its long-lived assets to be held and used or to be disposed of other than by sale whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. Elcom cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Elcom’s estimates of fair value represent the best estimate based on industry trends and market rates and transactions. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less costs to sell, and depreciation of such assets ceases. As of December 31, 2006 and 2005, we believe no impairment of long-lived assets exists.

(g) Revenue Recognition

Elcom markets both an enterprise and non-enterprise (hosted) version of its PECOS software system. Revenue consists principally of fees for licenses, and hosting services and Elcom also earns fees from certain clients by providing a separate, test instance of its hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. Test system fees are recognized in revenue over the term the test system is maintained for a client. In addition, Elcom earns usage and volume related fees derived from “eMarketplace” activities, which are recognized in revenue when earned. Elcom also earns fees from certain suppliers for maintaining their data in the ePurchasing software system for mutual customers, which are recognized in revenue over the term that the data is maintained. Elcom earns professional service fees for implementation and other technical professional services. As part of the revenue recognition process, complex accounting pronouncements must be interpreted and significant management judgments and estimates must be made and applied to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different judgments or estimates were made.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of its software system specific to the client before the hosting term begins. Hosting services agreements also generally call for Elcom to provide technical support and software updates and upgrades to customers during the term of the agreement. Elcom recognizes these hosting services revenues over the hosting term, which is typically one year, consistent with Emerging Issues Task Force 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and SEC Staff Accounting Bulleting Topic 13, Revenue Recognition. Elcom recognizes revenue on this basis because its customers do not have (except as noted below) the contractual right to take possession of the software at any time during the hosting period. Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and then provided for time-based hosting services fees thereafter. If a hosting services agreement accounted for under EITF 00-3 and SAB 13 provides for the payment of fees that are required in order for the customer to use the software system, beyond those for hosting services, including implementation fees, these additional fees are typically recognized ratably over the first year of the arrangement, if the related hosting services agreement is subject to annual renewal by customer. Otherwise, such fees are typically recognized over the term of the related agreement. Elcom entered into a large hosting services contract that will be accounted for under EITF 00-3 and SAB 13, as the client(s) do not have an unfettered right to take possession of the hosted PECOS software system. The initial hosted software system has been accepted by the client, and the first customer began using the system in late June of 2006. In this particular contract, Elcom will be paid certain development fees for providing each of three phases of the specified software system, implementation fees for each customer that contracts to use the software system, and ongoing hosting service fees. Because the development and implementation fees are for Elcom professional services that are required in order for the customer(s) to use the hosted software system, once such professional services are complete, Elcom will recognize the associated fees in revenue over the remaining contract life (initially five years) as clients in this certain arrangement do not have annual opportunities to cancel the arrangement. As of December 31, 2006, due to the limited level of use of the software system, no revenue has been recognized under this contract.

One of Elcom’s customers, Capgemini UK Plc (“Capgemini”), has an unfettered contractual right to take possession of a certain version of the eProcurement software at any time, and Elcom and Capgemini jointly maintain a “hot back-up site” to support certain customer requirements. Elcom has concluded that, due to Capgemini’s technological expertise, and the jointly maintained back-up site, it is feasible for this customer to run the software on its own without significant penalty. Accordingly, Elcom accounts for this contract in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 97-2, as amended”) using the residual method. In this case the contract calls for a license fee, specific fees for initial professional services as locations are brought live (implementation fees) and ongoing hosting services for each location. Under the residual method, the total contract fee for this contract was first allocated to the fair value of the undelivered elements (i.e., implementation services and hosting fees) based on their vendor specific objective evidence (“VSOE”) and the remaining portion of the total contract fee was allocated to the software license. Elcom determined the VSOE of fair value for the implementation services based upon its current and historical pricing for those services when sold separately and VSOE of fair value for hosting services based upon substantive renewals by clients at contractually agreed rates. Per the terms of this contract, the timing of the payment of the license fee for this contract was based upon the number of public entities signing agreements. Accordingly, the license fee revenue was recognized as the milestones were met and the license payments became due. The final milestone was achieved in 2004. Implementation fees for this contract are recognized as revenue upon completion of the professional services, in accordance with the client specifications and hosting services fees are recognized over the hosting services term, generally one year.

Deferred revenue includes amounts received from customers for which revenue has not been recognized and generally results from advance customer payments for hosting services fees not yet rendered and, in 2006 includes amounts related to development and implementation services, which are being deferred until all requirements under EIFT 00-3 and SAB 13 or SOP 97-2, as amended, as applicable, are met. Deferred revenue is recognized upon delivery of the product, over contract periods as services are rendered, or as other accounting requirements underlying deferral are satisfied.

(h) Advertising and Marketing

Elcom expenses advertising and marketing costs as incurred. Advertising expenses, which relate to Elcom’s ePurchasing technology product, were approximately $140,000 and $26,000 for the years ended December 31, 2006 and 2005, respectively.

(i) Research and Development

Expenditures for the research and development of Elcom’s products to be marketed are expensed as incurred, except for certain software development costs. There were no software development costs capitalized during 2006 and 2005. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be eighteen months. Elcom assesses the recoverability of capitalized software costs by comparing the cost capitalized for each product, to the net of estimated future gross revenues less the estimated future cost of completing, maintaining, supporting and disposing of the product.

(j) Foreign Currency Translation

The accounts of Elcom’s foreign subsidiary are translated in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity and reported as part of other comprehensive income (loss) in the statement of operations and other comprehensive income (loss).

(k) Income Taxes

Elcom provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined, net of valuation allowances, based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect when these differences are expected to be secured or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Stock-Based Compensation

Elcom’s Board of Directors has adopted nine stock option plans and stockholders have approved the adoption of all such stock option plans. As of December 31, 2006, the Option Plans provided that up to an aggregate of 31,406,558 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of Elcom, as determined by the compensation committee of the board of directors. Under the terms of the option plans, ISOs are granted at not less than the estimated fair market value of Elcom's common stock on the date of grant and at 110% for shareholders who own more than 10% of the outstanding shares. The option plans also provide that the options are exercisable on varying dates, as determined by the compensation committee for each plan, and have terms not to exceed 10 years. In addition, three of Elcom’s Option Plans allow for the exercise of vested options for a 180-day period commencing on the date of employee termination, provided that such termination is without “cause”. Under all other stock option plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supersedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options lapse and the optionee may exercise his or her vested options for up to 90 days following the date of termination.

One of the option plans, the 1995 Non-employee Director Stock Option Plan (the “1995 Non-employee Director Plan”) provided for up to 250,000 nonqualified stock options to acquire Elcom’s common stock to be reserved for grant to outside directors of Elcom. In April 2006, all of Elcom’s then Non-Employee Directors resigned and all outstanding options under the 1995 Non-employee Director Plan have lapsed. No further options may be granted under this plan, which expired in 2005. The 1995 Non-employee Director Plan provided that upon joining the Board of Directors, any new non-employee director was automatically granted 5,000 nonqualified stock options, and also provided that non-employee directors be granted up to an additional 15,000 nonqualified stock options annually thereafter, while remaining on the Board of Directors. The 1995 Non-employee Director Plan provided that options be granted at fair market value on the date of grant, vest ratably over three years, and have terms not to exceed 10 years.

Elcom issues stock options to its employees and outside directors pursuant to stockholder approved stock option plans. Effective January 1, 2006, Elcom adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payments using the statement’s modified prospective transition method, in accordance with SAB Topic 14: Share-Based Payments . Prior to January 1, 2006, Elcom followed SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123 which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. Elcom elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with SFAS Nos. 123 and 148 for periods prior to January 1, 2006.

The adoption of SFAS 123R on January 1, 2006 had the following impact on fiscal 2006 results: net loss was higher by $666,000, with no change to diluted net loss per share, than if Elcom had continued to account for stock-based compensation under APB 25.

Under the provisions of SFAS 123R, Elcom recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted, which service period is represented by each option’s vesting provisions, all of which are time-based. All of Elcom’s stock-based compensation is accounted for as equity instruments and there have been no liability awards granted. Under the modified prospective transition method of SFAS 123R, Elcom applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006. The unrecognized expense of awards not yet vested as of January 1, 2006 is being recognized in the consolidated statement of operations using the same valuation method (Black-Scholes option pricing model) and assumptions determined under the original provisions of SFAS 123, as disclosed in Elcom’s previous consolidated financial statements. For the year ended December 31, 2006, Elcom recorded stock-based compensation expense in the consolidated statement of operations as follows:

Cost of revenues	$65,000
Selling, general and administrative	462,000
Research and development	139,000
$666,000

No stock-based compensation expense for employees has been recorded for the year ended December 31, 2005, as all awards granted through that date had an exercise price equal to the market value of the underlying stock at the date of award. Prior period results have not been restated. SFAS 123R requires the presentation of pro forma information for comparative periods presented which are prior to the adoption of SFAS 123R. Had compensation cost for awards under the Option Plans (including shares from the elcom, inc. plan) been determined based on the fair value method set forth in SFAS No. 123, the effect on Elcom’s 2005 net loss and per share amounts would have been as follows:

2005
(in thousands, except per share data)
Net loss:
As reported	$(5,840)

Plus - stock-based compensation under APB Opinion No. 25	1

Less - stock-based compensation under SFAS 123	(317)
Pro forma	$(6,156)
Net loss per share:

As reported - basic and diluted	$(0.08)

Pro forma - basic and diluted	$(0.09)

The adoption of SFAS 123R had no impact on Elcom’s cash flows for 2006. Elcom used the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. Stock option awards were made in both 2006 and 2005. The weighted-average gross fair value of awards under Elcom’s stock option plans in 2006 was $0.09 per share.

The following table summarizes assumptions used for options granted to employees and directors in the periods indicated:

	2006	2005
Volatility range	154.35 to 161.4%	163.1%
Risk-free interest rate range	4.59 to 4.82%	4.33%
Expected life of options	5.75 to 6 years	5 years
Expected dividend yield	0%	0%

Elcom has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over the five-year period (consistent with the expected life of the options) to the end of the applicable quarter. The volatility calculation is based on the reported trading of Elcom’s common stock on the Over-the-Counter Bulletin Board and NASDAQ Capital Market, as applicable. The risk-free interest rate is based on the U.S. Government five-year Treasury Constant Maturity rate, with a five-year term, as of the end of the applicable quarter. The expected life of options is generally the simplified method allowed under Staff Accounting Bulletin 107. The expected dividend yield is zero based on the fact that Elcom has never paid a dividend and does not presently have an intention to pay cash dividends.

Based on Elcom’s historical turnover rates, an overall annualized estimated forfeiture factor of 16% has been utilized. Under the provisions of SFAS 123R, additional expense will be recorded in future periods if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

As of December 31, 2006, Elcom had unamortized stock-based compensation, net of expected forfeitures, aggregating $1,724,269, which will be amortized to expense over the requisite service periods, currently through January of 2009. The unamortized stock-based compensation will be recognized over a weighted-average period of approximately 24 months. The weighted average grant date fair value of vested and unvested options outstanding at December 31, 2006 was $22.50 and $0.0750, respectively. The fair value of options that vested during 2006 and 2005 was approximately $.9894 and $1.407.

Information relating to Elcom’s option plans (including convertible shares from the elcom, inc. option plan) during each of, 2006 and 2005 is as follows:

	Number Of Shares	Option Price Per Share	Weighted Average Exercise Price

Outstanding, January 1, 2005	17,094,502	$0.08 - 22.50	$1.24
Granted	100,000	0.08	0.08
Terminated	(1,691,165)	0.08 - 22.50	2.05
Exercised	—	—	—

Outstanding, December 31, 2005	15,503,337	$0.08 - 22.50	1.14
Granted	23,055,000	0.09 - 0.12	0.10
Terminated	(7,623,624)	0.08 - 8.00	1.25
Exercised	—	—	—

Outstanding, December 31, 2006	30,934,713	$0.08 - 22.50	$0.34

Exercisable, December 31, 2005	11,739,586	$0.08 - 22.50	$1.46
Exercisable, December 31, 2006	8,188,464	$0.08 - 22.50	$0.99

The following table summarizes information about stock options (including convertible options) outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - 0.10	15,090,000	8.75	$0.09	1,820,000	$0.08
0.12 - 0.14	9,617,500	9.21	0.12	618,750	0.14
0.16 - 0.20	2,025,000	6.77	0.20	1,633,251	0.20
0.22 - 0.45	1,940,500	5.89	0.36	1,854,750	0.37
0.60 - 0.85	274,000	4.77	0.82	274,000	0.82
1.17 - 1.69	860,913	3.69	1.48	860,913	1.48
1.77 - 3.81	403,313	2.75	3.61	403,313	3.61
4.06 - 4.81	395,249	3.04	4.47	395,249	4.47
5.03 - 6.03	286,238	2.23	5.47	286,238	5.47
12.63 - 22.50	42,000	3.00	13.80	42,000	13.80
	30,934,713			8,188,464

As of December 31, 2006, the weighted-average remaining contractual term for options outstanding was 8.19 years, for options exercisable was 5.65 years, and for options vested and expected to vest was 8.08 years. As of December 29, 2006 (the last day of trading in December 2006), based on the closing price of Elcom’s common stock on the OTCBB of $0.08 per share, the aggregate estimated intrinsic value for options outstanding, exercisable, and for options vested and expected to vest was nil.

Elcom’s wholly-owned technology subsidiary, elcom, inc., also maintains a stock option plan pursuant to which two million shares of its common stock are reserved for issuance. This plan has provisions similar to the option plans discussed above. During 2006 and 2005, 20,000 and 7,500 stock options were terminated, respectively, leaving a balance of 299,750 and 319,750 outstanding at December 31, 2006 and 2005, respectively. All stock options under this plan were issued at an exercise price of $3.82 and 299,750 were exercisable as of December 31, 2006. In addition, for each elcom, inc. option granted, the optionee received 0.65 of an option to purchase Elcom’s common stock, all of which were included in Elcom’s SFAS 123 pro forma disclosures. In the event the optionee exercises this Company stock option, the elcom, inc. stock options automatically terminate.

Elcom accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the grant date fair value of the equity instruments issued, whichever is more reliably measurable. In 2005 Elcom issued a former employee a nonqualified stock option to purchase 100,000 shares of Elcom’s common stock at $0.08 per share, the fair market value on the date of grant. Elcom recorded an expense of $2,000 in 2006, and $1,000 in 2005, to reflect the expensing of a portion of the total estimated fair market value of the option, based on the contractual vesting term, at the date of the grant, calculated as $0.07 per share, based on the Black-Scholes option pricing model, using a volatility factor of 142%, a risk free interest rate of 4.38%, an expected dividend yield of 0%, and a contractual life of ten years. At December 31, 2006, all of these options were outstanding, and 30,000 were exercisable.

In accordance with SFAS No 123R, Elcom utilized the shortcut method to determine the tax windfall pool associated with stock options at December 31, 2006.

(m) Net Loss Per Share

Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each period presented, calculated in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share (EPS) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods. Diluted EPS gives effect to all potential common shares outstanding during the period. As Elcom was in a net loss position for all periods presented, diluted EPS is the same as basic EPS because the effect of any potential common stock equivalents would be anti-dilutive.

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2006	2005

Stock options	30,934,713	15,503,337
Warrants	300,000	450,000

(n) Fair Value of Financial Instruments

Elcom’s financial instruments consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of Elcom’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

(o) Comprehensive Income (Loss)

Elcom follows SFAS No. 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. The difference between the reported comprehensive loss and the reported net loss represents the foreign currency translation adjustment for the period.

(p) Segment Reporting

Elcom applies SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS No. 131 also requires disclosures about products and services, geographic areas and major clients. Elcom has determined that for all periods presented, there is one operating segment (software products) and there are two geographical areas (the U.S. and U.K.).

(q) Concentration of Credit Risk and Significant Customers

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. Elcom has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Elcom maintains the majority of its cash and cash equivalent balances, which may exceed federally insured limits, with one financial institution in the U.S and one financial institution in the U.K., both of which Elcom believes are stable and well-capitalized financial institutions. Elcom’s excess cash is invested on an overnight or short-term basis in interest-bearing accounts with these financial institutions.

The principal financial instrument that potentially subjects Elcom to concentrations of credit risk is accounts receivable. The majority of Elcom’s revenues are from municipalities or relatively large companies who are not required to provide collateral for amounts owed to Elcom. Elcom’s customers are dispersed over a wide-geographic area and are subject to periodic review under Elcom’s credit policies. Elcom does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom Elcom makes substantial sales. To reduce its credit risk, Elcom routinely assesses the financial strength of its customers. Elcom maintains an allowance for potential credit losses, but historically has not experienced any losses in excess of the loss allowance related to individual customers or groups of customers in any particular industry or geographic area.

One customer represented 61% of net revenues in 2006, and 65% in 2005, respectively. As of December 31, 2006 and 2005, one customer individually accounted for 56% and 50% of trade accounts receivable, respectively.

(r) Recent Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of SFAS Statement No. 109, which establishes that the financial statement effects of a tax position taken or expected to be taken in a tax return are to be recognized in the financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. Elcom is currently evaluating the possible impact of FIN 48, but does not expect any material impact to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another United States GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after December 20, 2007, and will be adopted by Elcom beginning in the first quarter of 2008. Elcom is currently evaluating the potential impact this standard may have on its financial position and results of operations, but does not believe the impact of the adoption will be material.

(3) NOTES PAYABLE

Mr. Crowell’s $120,000 loan was repaid in cash in January 2006, and a total of approximately $7,600 of interest was paid thereon. As of December 31, 2005, Mr. Crowell’s loan is recorded as a related party convertible loan payable in the accompanying consolidated balance sheet

During the first and third quarters of 2005, Elcom borrowed bridge loan funds, pursuant to secured promissory notes, as amended, each in the amount of $120,000 (the “2005 Notes”), from each of Robert J. Crowell, former Chairman and CEO of Elcom and William W. Smith, former Vice Chairman of Elcom (each a “Holder” and, together, the “Holders”), for a total of $240,000. The Holders’ advances provided a portion of the funds required for Elcom to continue operating until Elcom’s 2005 AIM Exchange common stock issuance (see Note 6). Interest upon the outstanding principal amount of the 2005 Notes accrued at a rate of 8%. The Crowell and Smith 2005 Notes had different maturity provisions. Mr. Crowell’s 2005 Note provided that the principal amount and interest accrued thereon was due and payable within five (5) business days after Elcom notified the payee that it has adequate funds to repay the 2005 Notes, while Mr. Smith’s 2005 Note provided that his note is payable in full after Elcom reports two sequential quarters of positive cash flow from operations. The 2005 Notes, at the option of the Holder, were convertible into Elcom’s common stock, issuable in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Exchange Act of 1933, as amended (the “Restricted Shares”). The 2005 Notes also provided the Holders certain “piggy-back” registration rights, in the event they opted to convert their loan into Restricted Shares.

On December 21, 2005, Mr. Smith converted his $120,000 loan, plus approximately $7,000 in accrued interest thereon, into 4,593,287 Restricted Shares of Elcom’s common stock; in accordance with the 2005 Notes’ conversion terms (see Note 6).

Beginning in early July 2005 and through December 2005, Elcom borrowed £1,165,000 (approximately $2,029,000) (the “Non-U.S. Loans”). The loan advances provided a portion of the funds required for Elcom to continue operating until Elcom’s 2005 AIM Exchange common stock issuance. The Non-U.S. Loans bore interest at a rate of 8% per annum and matured upon the closing of Elcom’s 2005 AIM Exchange common stock issuance. The Non-U.S. Loans also provided that the amounts advanced and related accrued interest were convertible into common stock in the 2005 AIM Exchange common stock issuance, at the issuance price. In conjunction with the 2005 AIM Exchange common stock issuance, Non-U.S. Loans aggregating £300,000, plus accrued interest thereon of approximately £9,000 (totaling approximately $547,000), were converted into 20,563,711 shares of common stock issued in the 2005 AIM Exchange common stock issuance (see Note 6). In addition, Non-U.S. Loans totaling £180,000 (approximately $318,000) plus interest were paid off in 2005, and the remaining £685,000 (approximately $1,179,000) balance of the Non-U.S. Loans and related accrued interest were paid off in early January 2006.

(4) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Salary, wages and benefits	$448	$654
Taxes, including U.K. Value Added Tax	113	123
Financial consulting	-	580
Legal and audit fees	137	216
Deferred rent	-	603
Interest	53	60
Other accruals	293	247
	$1,043	$2,483

During 2006, Elcom determined that a portion of the cost of capital recorded during December 2002 for Cripple Creek Securities, LLC was not payable. Therefore, $580,000 previously accrued as financial consulting was restored to paid in capital, and the related accrual account was reduced.

The other long term liability recorded on the consolidated balance sheet relates to a portion of a long term software license payable over five years, beginning in the fourth quarter of 2004. This long term software license requires payments of $135,000, $153,000 and $135,000, in 2007, 2008, and 2009, respectively.

(5) EMPLOYEE BENEFITS

Elcom maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary company contributions to the U.K. defined contribution plan, in which participating employees are 100% vested, for the years ended December 31, 2006 and 2005 were $93,000 and $27,000, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. Elcom has no material obligations for post retirement benefits.

(6) STOCKHOLDERS' EQUITY

(a) Common Stock

On July 31, 2006, the number of authorized shares of Elcom’s common stock, par value $0.01 per share, was increased from 500,000,000 to 700,000,000.

(b) Preferred Stock

Elcom has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate. As of December 31, 2006 and 2005, no shares were outstanding.

(c) Issuances of Common Stock Under Regulation S

On December 20, 2005, Elcom sold an aggregate of 298,582,044 common shares to investors in the U.K., and listed the 2005 Regulation S Shares on the AIM Exchange. Elcom raised a total of approximately $7.2 million in cash, net of issuance costs and converted $547,000 of Non-U.S. Loans and related accrued interest (see Note 3 to Consolidated Financial Statements) via issuance of the 2005 Regulation S Shares in the U.K. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The holders of the 2005 Regulation S Shares also have certain registration rights. The funds derived from the sale of the 2005 Regulation S Shares were used to support Elcom’s working capital requirements.

On October 23, 2006, Elcom sold a total of 76,336,289 common shares to investors in the UK and listed the shares on the AIM Exchange. As was the case in 2005, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares that were sold in 2005. Elcom raised a total of $2.5 million in cash in connection with the 2006 Regulation S Shares, net of issuance costs of $24,000. The funds derived from the 2006 issuance of common stock on the AIM Exchange were used to support Elcom’s working capital requirements.

(d)	Issuances of Common Stock Under Regulation D

On February 24, 2006, Elcom issued 3,458,293 shares of common stock to its landlord in satisfaction of deferred rent totaling $250,000. The stock was issued at a per share price of $0.0723, which represents the mean of the average closing bid and ask prices of Elcom’s common stock on the AIM Exchange on June 20, 2005 and January 31, 2006, as agreed between the landlord and Elcom. These shares are not registered under the Securities Act, and were issued in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Act.

On December 21, 2005, Mr. Smith converted his 2005 Note principal of $120,000, plus approximately $7,000 in accrued interest thereon (see Note 3), into 4,593,287 shares of Elcom’s common stock, issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act, issued at a per share price of approximately $0.0276. The per share conversion price was based upon a weighted average of the 2005 AIM Exchange common stock issuance and a fifty (50) day average of the closing bid and ask prices of Elcom’s 2004 Regulation S shares on the AIM Exchange, in accordance with the terms of the 2005 Notes. Mr. Smith has certain “piggy-back” registration rights, also in accordance with the terms of the 2005 Notes.

On December 22, 2005, Elcom’s 10% Senior Convertible Debentures (the “Debentures”) and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of a majority interest in Elcom by Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”). Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Form 13D with the SEC. The bulk of the SWIM Entities’ shares are 2005 Regulation S Shares. Based on the SWIM Entities’ Schedule 13D, and Elcom’s records, including the shares issued upon conversion of the SWIM Nominees’ Debentures, the SWIM Entities owned approximately 64.1% of Elcom’s outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000. As further described in the Note (6) (f) below, the Debentures converted at an amended per share price of approximately $0.04643. Robert J. Crowell, former Chairman of Elcom, William W. Smith, former Vice Chairman of Elcom, and John E. Halnen, former President, Chief Executive Officer and a Director of Elcom, each held Debentures and, as a result of the conversion of the Debentures, 12,121,413 Debenture Shares were issued to Mr. Crowell, 9,496,995 Debenture Shares were issued to Mr. Smith and 1,636,957 Debenture Shares were issued to Mr. Halnen. The Debenture Shares are not registered under the Securities Act, and were issued in reliance upon an exemption from registration pursuant to Regulation D promulgated under the Securities Act. The holders of the Debenture Shares have certain registration rights.

As stated above, these common shares were issued in reliance upon an exemption from registration provided by Regulation D of the Securities Act. As such, the shares so issued may not be offered or sold in the U. S. absent registration or an applicable exemption from registration requirements, such as pursuant to Rule 144 (as described above) under the Securities Act.

(e) Warrants

	Twelve Months Ended December 31,
	2006	2005
Warrants	300,000	450,000

On December 30, 1999, the Company signed a Structured Equity Line Flexible Financing Agreement (the “Equity Line”) with Cripple Creek Securities. In September 2000, the Company sold 60,952 shares to Cripple Creek under the Equity Line for $320,000. The Company terminated the Equity Line on November 29, 2001. On December 3, 2001, the Company issued warrants to purchase 145,200 and 4,800 shares of common stock to Cripple Creek. The warrants were exercisable, had an exercise price of $1.81 and $6.30, respectively, and expired on December 2, 2006. The fair market value of the warrants at the date of the grant was $1.21 and $1.01 per share, respectively, based on the Black-Scholes option pricing model, using a volatility factor of 119%, a risk free interest rate of 4.5%, an expected dividend yield of 0%, and a contractual life of five years.

On March 29, 2002, Elcom issued warrants to purchase 300,000 shares of Elcom’s common stock to the company that acquired Elcom’s U.S. IT products business (see Note 8). The warrants have an exercise price of $1.03 per share and expire on March 29, 2009. The fair market value of the warrants at the date of the grant was $0.91 per share, based on the Black-Scholes option pricing model, using a volatility factor of 119%, a risk free interest rate of 3%, an expected dividend yield of 0%, and a contractual life of seven years. At December 31, 2006, all of these warrants were outstanding and exercisable.

(7) COMMITMENTS AND CONTINGENCIES

(a) Leases

Elcom has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from two to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software includes assets acquired under capital leases totaling $1,938,000 and $1,623,000 at December 31, 2006 and 2005, respectively. Related accumulated amortization was $1,686,000 and $1,589,000 as of December 31, 2006 and 2005, respectively. Amortization of leased assets is included in depreciation and amortization expense.

Elcom entered into a non-cancelable operating lease for its headquarters office space in 1993. In early 2006, the period covered by the lease was extended from July 31, 2006 to December 31, 2007. During 2004 and 2005 the lease was amended to allow Elcom to defer a portion of the lease payments to future periods. Such deferrals amounted to $603,000 as of December 31, 2005. In early 2006, Elcom paid $353,000 of the deferred amount in cash and issued 3,458,293 shares of its common stock in satisfaction of the $250,000 balance. The shares were issued at a per share price of $0.0723, which represents the median of the average of the closing bid and ask prices of Elcom’s Regulation S shares on the AIM Exchange on June 20, 2005 and January 31, 2006, in accordance with the terms of Elcom’s lease agreement, as amended on June 20, 2005. These shares of Elcom’s common stock were issued in reliance on an exemption from registration pursuant to Regulation D promulgated under the Securities Act.

The office lease requires current payment by Elcom of base rent and all related operating expenses of the building, including real estate taxes and utilities.

Future minimum rental payments under non-cancelable leases as of December 31, 2006 are as follows:

Year Ending December 31 (in thousands)	Capital Lease	Operating Lease
2007	$136	$284
2008	134	—
2009	41	—
Total minimum lease payments	311	$284
Less amounts representing interest	(33)
Present value of minimum lease payments	278
Current portion	114
Long term portion	$164

Rent expense for operating leases amounted to approximately $284,000 and $430,000, for the years ended December 31, 2006 and 2005, respectively.

(b) Employment Contracts and Personnel Expenses

None of the key executives have employment contracts, which provide for annual salary, incentive payments, and severance arrangements. We are currently in the process of formulating employment contracts for key executives.

In prior periods, certain employees elected to receive lower salaries while Elcom implemented its cost containment programs. The amounts due to executive officers under these arrangements are included in related party accrued salary, bonuses and interest, and the balance due other employees is included in accrued expenses and other current liabilities. Upon the achievement of positive operating cash flow for two sequential quarterly periods, Elcom will begin to repay the amounts owed to these employees. As of December 31, 2006, the total deferred salary amount was $1,186,000, with approximately $714,000 of such balance due to Robert J. Crowell, Chairman of Elcom until April 21, 2006; approximately $42,000 of such amount is due to Gregory King, Elcom’s Executive Vice President of Business Development, who was appointed a Director of Elcom in August 2006; and approximately $237,000 of such amount was due to John E. Halnen, President and Chief Executive Officer and a Director of Elcom until June 20, 2007. As of December 20, 2007, the total deferred salary amount was $856,000, with approximately $714,000 of such balance due to Robert J. Crowell, approximately $42,000 of such amount is due to Mr. King. As of December 21, 2005, Elcom and Mr. Crowell entered into an Accrued Salary Payment Agreement, pursuant to which Elcom shall pay the accrued salary amount in installments less applicable withholdings. Elcom shall only begin to pay the accrued salary amount upon Elcom achieving 2 sequential quarterly periods of positive operating cash flow (excluding cash-inflows from financing) and the Board in its sole discretion, shall determine the specific amount of any such payment. Elcom has evaluated these liabilities under SFAS 5 and has determined at this time that the likelihood of incurring additional amounts than what has been recorded is remote.

(c) Contingencies

Elcom’s customer contracts typically contain customary provisions that indemnify customers for losses that they may incur in the unlikely event that there is an intellectual property infringement claim made against the customer relating to use of Elcom’s PECOS products. Elcom believes that the financial risk relating to these provisions is insignificant.

Elcom entered into a framework agreement with Mr. Arshad A. Khan, in which Mr. Khan either directly in conjunction with another company or through his company(s) has granted Elcom exclusive rights to serve as electronic procurement platform provider (as a subcontractor) to bid on both private and public sector contracts generally, but mainly in the Middle East, subject to negotiation, execution and delivery of formal legally binding agreements with him, his company(s) or associated companies customers.  Under the terms of the agreement, Elcom deposited €1,000,000 (approximately $1,200,000) with Mr. Khan as a performance bond. The funds were held to Elcom’s order but have not as yet been returned by Mr. Khan notwithstanding Elcom's request for their return.  Elcom has initiated legal action against Mr. Khan in order to recover the $1.2 million performance bond. The litigation is in its initial stages and it is too early to predict the outcome of such claims.

Elcom is in a contractual dispute with PA Consulting in respect of the Zanzibar contract, Elcom is also considering initiating an intellectual property claim against the same firm. There can be no assurance that Elcom will be successful in any potential intellectual property claim against PA Consulting.

From time to time Elcom is party to various litigation related to contractual issues, employment matters and other issues arising out of the normal conduct of its business. Elcom believes that, based on discussions with its counsel, the estimable range of loss, if any, related to litigation is not material in relation to the consolidated financial statements.

(8) DISCONTINUED OPERATIONS

On December 31, 2001, Elcom sold substantially all of the assets and liabilities of Elcom's United Kingdom information technology remarketer business .The results of discontinued operations were zero for the years ended December 31, 2006 and 2005.

Assets and liabilities of discontinued operations consisted of accrued expenses and other current liabilities of $42,000 at December 31, 2006 and $62,000 at December 31, 2005

(9) BUSINESS SEGMENT INFORMATION

Elcom’s continuing operations are classified as a single business segment, specifically the development and hosting of purchasing Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. The basic approach used in respect of corporate allocations recognizes that in almost all respects the U.K. operates as a sales and limited service branch of the US parent. Elcom operates both in the U.S. and U.K. and geographic financial information for the years ended December 31, 2006 and 2005, were as follows (in thousands):

	For Years ended December 31,
	2006	2005
Net revenues
U.S.	$824	$718
U.K.	2,394	1,987
Net revenues	$3,218	$2,705

Gross profit
U.S.	$459	$505
U.K.	2,087	1,491
Gross profit	$2,546	$1,996

Identifiable assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Identifiable assets from continuing operations
U.S.	$1,352	$4,522
U.K	1,617	3,252
	2,969	7,774

Identifiable assets from discontinued operations	-	-
	$2,806	$7,774
(10) INCOME TAXES

Loss before income taxes consisted of:

	2006	2005
U.S.	$(3,235)	$(3,348)
Foreign	(3,597)	(2,492)
	$(6,832)	$(5,840)

Due to its ongoing operating losses, Elcom does not record an expense or benefit for income taxes as any benefit recognized would be fully reserved as discussed below.

The following table summarizes the significant differences between the United States federal statutory tax rate and Elcom’s effective tax rate for financial statement purposes:

	2006	2005

Statutory tax rate	34.0%	34.0%
Non deductible debenture costs and other	(291.9)	8.3
Valuation reserve provided against utilization of net operating loss carryforwards	257.9	(42.3)

	—	—

Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

	2006	2005
Deferred tax assets:
Nondeductible reserves	$29	$294
Accrued expenses	539	865
Depreciation	2,643	6,414

Foreign net operating loss carryforwards	3,369	6,946
FAS 123 R	268	0

Net federal and state operating loss carryforwards	43,407	52,206
	50,255	66,725
Valuation allowance	(50,255)	(64,193)
Net deferred tax assets	—	2,532
Deferred tax liabilities:
Other intangible assets	—	(2,532)
	—	(2,532)
Net deferred taxes	$—	$—

Elcom records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on Elcom’s recent losses and belief that losses will continue in 2007, Elcom has recorded a valuation allowance equal to 100% of its net deferred tax assets. In the event Elcom were to determine that it would be able to realize its deferred tax assets in the future, a reduction to the valuation allowance would increase income in the period such determination was made.

At December 31, 2006, Elcom had U.S. federal net operating loss carry forwards of approximately $124.8 million, which are available to offset future Federal taxable income. These losses expire during the years 2012 through 2023.

Section 382 of the Internal Revenue Code of 1986 and the Treasury Regulations promulgated thereunder subjects the prospective utilization of the net operating losses and certain other tax attributes, such as tax credits, to an annual limitation in the event of an ownership change. An ownership change under Section 382 generally occurs when the ownership percentage of 5-percent stockholders, or stockholders in the aggregate, change by more than 50 percentage points over a three-year period. As a result of equity offerings, most of Elcom's net operating losses and tax credits are subject to these limitations. The losses and tax credits subject to these limitations under Section 382 would generally be available to Elcom, over time, if Elcom is in a position to utilize them.

Elcom's ability to utilize its net operating loss and general business tax credit carryforwards may be further limited in the future if Elcom experiences additional ownership changes as a result of future transactions.

At December 31, 2006, Elcom had state net operating loss carryforwards of approximately $22.4 million, which are available to offset future state taxable income. These losses expire during the years 2003 through 2026.

At December 31, 2006, Elcom had foreign net operating loss carryforwards of approximately $10.0 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

Elcom believes that it is more likely than not that the deferred tax assets at December 31, 2006 will not be fully realized in the future. The valuation allowance as of December 31, 2006 includes a tax effect of approximately $12.4 million attributable to Federal deductions associated with employee stock option plans, the benefit of which will be recorded as an increase to paid in capital when realized or recognized.

(11) SUBSEQUENT EVENTS

On February 5, 2007, Elcom sold 73,230,009 common shares to investors in the U.K. and listed the shares on the AIM Exchange. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 issuance of common stock on the AIM Exchange are being used to support Elcom’s working capital requirements until Elcom achieves positive cash flow.

On April 26, 2007, the Company received notice from the NASD that it was in violation of NASD Rule 6530 as a result of its failure to file this Annual Report on Form 10-KSB with the Securities and Exchange Commission within the prescribed time period, and if such delinquency was not cured by 5:30 p.m. Eastern Daylight Saving Time on May 18, 2007, the Company’s stock would not be eligible for quotation on the OTC Bulletin Board (the “OTCBB”) and would thereafter be removed from the OTCBB. On May 18, 2007, our stock was suspended from the OTCBB due to a delay in our filing this annual report for the year ended December 31, 2006 with the SEC and since then our stock has been listed in the Pink Sheets.

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein).	(2)

2.2	Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage.	(3)

2.3	Offer for the Sale of Business and Certain Assets of Elcom Holdings Limited and Elcom Information Technology Limited.	(21)

2.4.1	Domain Name Transfer Documents.	(21)

2.4.2	Lloyds TSB Novation Agreement.	(21)

2.4.3	Property Document.	(21)

2.4.4	Elcom Logo License.	(21)

2.4.5	Starbuyer Trademark License.	(21)

2.5	Asset Purchase and Sale Agreement dated March 25, 2002 by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc.	(25)

2.6.1	Amendment to Asset Purchase Agreement.	(25)

2.6.2	Managed Services Agreement, dated March 29, 2002 by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc.	(25)

2.6.3	Registration Rights Agreement dated March 29, 2002 by and between Registrant and Elcom International, Inc. and ePlus Technology, Inc.	(25)

3.3	Second Restated Certificate of Incorporation of the Registrant, as amended.	(4)(29) (30)

3.4	By-Laws of the Registrant, amended as of November 6, 1995, and December 21, 2005.	(1)(31)

4.1	Form of 8% Convertible Promissory Note.	(28)

4.2	Form of 8% Replacement Convertible Promissory Note.	(31)

4.3	Form of 8% Convertible Promissory Note.	(31)

4.4	Specimen certificate of the Registrant’s Common Stock.	(1)

4.5	Form of 8% Series A Cumulative Convertible Preferred (“Series A”) Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993.	(1)

4.6	Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased.	(1)

4.7	Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased.	(1)

4.8	Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased.	(1)

4.9
Securities Agreement, dated September 1, 1993, as amended February 1, 1994, by and among the Registrant, Robert J. Crowell, and 19 other listed purchasers, as of June 2, 1995, and list of other assignees of certain registration rights thereunder.
		(1)(11)

Exhibit No.	Description of Document

4.10	Securities Agreement, dated October 28, 1994, by and among the former stockholders of CSI and the Registrant.	(1)

4.11	Computerware Stockholders’ Agreement, dated February 6, 1995, by and among the Registrant, Robert J. Crowell and the former shareholders of Computerware.	(1)

4.12
Amended and Restated Lantec Stockholders’ Agreement, dated April 6, 1996, by and among the Registrant, Robert J. Crowell and the former shareholders of Lantec and Renouncement of related Board Observer Right effective December 16, 1999.
		(5)(16)

4.13	Form of Lantec Warrant Agreement, dated January 7, 2000, with attached Second Amended List of Holders of Warrants to Purchase Common Shares of the Registrant.	(16)

4.14	AMA Securities Agreement, dated February 29, 1996, by and among the Registrant and the former stockholders of AMA (UK) Limited.	(7)

4.15	Final Agreement of Settlement and Mutual Release of All Claims and Demands, dated March 26, 1997, by and among the Registrant and certain of its subsidiaries, and the Former Shareholders of Computerware Business Trust.	(10)

4.16	Warrant by and between Registrant and ePlus Technology, Inc., dated March 29, 2002.	(25)

4.17	Form of Amended 10% Convertible Senior Debenture due April 23, 2013.	(34)

4.18	Warrant Agreement, dated December 3, 2001, by and between Elcom and Cripple Creek Securities, LLC.	(24)

10.1	Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant, with attached list of Director and/or Executive Officer Indemnitees.	(1)(13) (*)

10.2	Stock Option Plan of the Registrant dated February 23, 1993, as amended June 3, 1994 and November 6, 1995.	(1)(*)

10.3	1995 (Computerware) Stock Option Plan of the Registrant, dated February 6, 1995, as amended by Amendment No. 1 dated August 19, 1996.	(1)(7) (*)

10.4
Lease Agreement for the Registrant’s Headquarters, dated July 5, 1993, by and between Oceana Way Associates and the Registrant, and Agreement of Amendment thereto, dated October 20, 1997, December 31, 2000 and February 24, 2006.
		(1)(11) (19)(33)

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
		(15)(17)

10.7	Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC., and Amended and Restated Registration Rights Agreement, dated April 7, 2000.	(16)(15)

10.8	Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC.	(15)

10.9	1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995, and Amendment No. 1 thereto.	(1)(8) (*)

10.10	The 1996 Stock Option Plan of Elcom International, Inc.	(6)(*)

Exhibit No.	Description of Document

10.11	The 1997 Stock Option Plan of Elcom International, Inc., and Amendments One and Two thereto.	(11)(12) (*)

10.12	The 2000 Stock Option Plan of the Registrant.	(18) (*)

10.13	The 2001 Stock Option Plan of the Registrant, as amended and restated.	(20) (*)

10.14	The 2002 Stock Option Plan of the Registrant.	(22) (*)

10.15	The 2004 Stock Option Plan of the Registrant.	(29) (*)

10.16	The 2005 Stock Option Plan of the Registrant.	(30) (*)

10.17	Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997.	(9)(*)

10.18	Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated, September 4, 1997.	(9)(*)

10.19	Employment Agreement dated December 21, 2005, between Elcom International, Inc. and Robert J. Crowell.	(31)(*)

10.20	Employment Agreement dated December 21, 2005, between Elcom International, Inc. and John E. Halnen.	(31)(*)

10.21	Form of Registration Agreement, dated April 23, 2003, among Elcom International, Inc. and the Investors party thereto.	(26)

10.22	Form of Collateral Agency and Security Agreement, dated April 23, 2003, among Elcom International, Inc. and the Investors party thereto.	(26)

10.23	Form of Investment Agreement between Elcom, Smith & Williamson Corporate Finance Limited, several investors and the Directors of Elcom named therein.	(27)

10.24	Accrued Salary Payment Agreement dated December 21, 2005 by and between Elcom International, Inc. and Robert J. Crowell.	(31)(*)

10.25	Amended and restated Collateral Agency and Security Agreement, dated as of August 9, 2005, among Elcom, William W. Smith, as Collateral Agent and the secured parties.	(28)

10.26	Form of Subscription Agreement, dated November 30, 2005, as amended, and accepted by the Registrant on December 20, 2005, by and between the Registrant and members of the Investor Group.	(31)

10.27	Sub-Framework Agreement, dated August 12, 2005, between PA Shared Services Limited and Elcom Systems Limited.	(32)

10.28	Revenue Share Agreement, dated August 12, 2005, between Elcom Systems Limited, IMPAQ Business Solutions Limited, PA Consulting Services Limited, @UK plc and PA Shared Services Limited.	(32)

10.29	Parent Company Guarantee, dated August 12, 2005, by Elcom International, Inc. and elcom, inc., in favor of PA Shares Services Limited.	(32)

10.30	Agreement, dated as of March 23, 2006, by and among Elcom International, Inc., Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited, and the directors named therein.	(35)

10.31	Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant executed by and between Elcom International, Inc. and Sean Lewis, dated March 30, 2006.	(36)

10.32	Release Agreement, dated April 21, 2006, by and between Elcom International, Inc. and Robert J. Crowell.	(37)

Exhibit No.	Description of Document

10.33	Form of Indemnification Agreement for Internal Revenue Code Section 409A, one executed by and between Elcom International, Inc. and John E. Halnen and one executed by and between Elcom International, Inc. and Robert J. Crowell.	(37)

10.34	Consulting Agreement, dated as of July 21, 2006, by and between Elcom International, Inc. and Laurence F. Mulhern.	(38)

10.35	First Amendment to Employment Agreement, dated as of August 1, 2006, by and between Elcom International, Inc. and John E. Halnen.	(39)

10.36	Form of Subscription Agreement dated October 18, 2006 by and among the Registrant and members of the Investor Group.	(40)

10.37	Agreement, dated as of February 2, 2007, by and among Elcom International, Inc., Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited, and the directors named therein.	(41)

10.38	Separation Agreement and Release, effective and enforceable on February 15, 2007, by and among Elcom International, Inc. and Paul C. Bogonis.	(42)

10.39	Severance and Release Agreement, by Elcom International, Inc. and John E. Halnen effective June 20, 2007.	(43)

21.1	List of the Registrant’s Subsidiaries.	(16)

23.1	Consent of Vitale, Caturano & Company, Ltd.	(x)

23.2	Consent of Malone Bailey, P.C.	(x)

31.1	Rule 13a-15(e) Certification of Principal Executive Officer.	(x)

31.2	Rule 13a-15(e) Certification of Principal Financial and Accounting Officer.	(x)

32.1	Section 1350 Certification of Principal Executive Officer.	(x)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer.	(x)

(x)	Filed herewith.

(*)	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Current Report on Form 8-K filed December 19, 1996, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed March 6, 1997, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 1997 filed April 8, 1997, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registration Statement No. 333-54852 on Form S-8 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registration Statement No. 333-61316 on Form S-8 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on January 11, 2002, and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registration Statement No. 333-91488 on Form S-8 and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(25)	Previously filed as an exhibit to Current Report on Form 8-K filed April 10, 2002 and incorporated herein by reference.

(26)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference.

(27)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(28)	Previously filed as an exhibit to Current Report on Form 8-K filed August 10, 2005, and incorporated herein by reference.

(29)	Previously filed as an Appendix to Registrant’s Definitive Proxy Statement filed May 21, 2004, and incorporated herein by reference.

(30)	Previously filed as an Appendix to Registrant’s Definitive Proxy Statement filed May 23, 2005, and incorporated herein by reference.

(31)	Previously filed as an exhibit to Current Report on Form 8-K filed December 23, 2005, and incorporated herein by reference.

(32)	Previously filed as an exhibit to Current Report on Form 8-K filed August 18, 2005, and incorporated herein by reference.

(33)	Previously filed as an exhibit to Current Report on Form 8-K filed March 2, 2006, and incorporated herein by reference.

(34)	Previously filed as an exhibit to Current Report on Form 8-K filed March 10, 2006, and incorporated herein by reference.

(35)	Previously filed as an exhibit to Current Report on Form 8-K dated March 23, 2006 filed March 24, 2006), and incorporated herein by reference.

(36)	Previously filed as an exhibit to Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference.

(37)	Previously filed as an exhibit to Current Report on Form 8-K filed April 27, 2006 and incorporated herein by reference.

(38)	Previously filed as an exhibit to Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference.

(39)	Previously filed as an exhibit to Current Report on Form 8-K filed August 3, 2006 and incorporated herein by reference.

(40)	Previously filed as an exhibit to Current Report on Form 8-K filed October 24, 2006 and incorporated herein by reference

(41)	Previously filed as an exhibit to Current Report on Form 8-K dated February 2, 2007 (filed February 7, 2007), and incorporated herein by reference.

(42)	Previously filed as an exhibit to Current Report on Form 8-K dated February 15, 2007 (filed February 20, 2007), and incorporated herein by reference.

(43)	Previously filed as an exhibit to Current Report on Form 8-K/A dated June 20, 2007 (filed July 24, 2007), and incorporated herein by reference.