Form 10QSB
period 2007-03-31
ELCOM INTERNATIONAL INC
filed 2008-03-10
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27376
_______________

ELCOM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3175156
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10 OCEANA WAY
NORWOOD, MASSACHUSETTS 02062
1-781-501-4000
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

The registrant had 552,177,450 shares of common stock, $.01 par value, outstanding as of March 04, 2008.

Transitional Small Business Disclosure Format      Yes ☐ No ☒

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Month Periods Ended March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2007 and 2006 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6 to 9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9 to 14

Item 3.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

Signatures		15

PART I - FINANCIAL INFORMATION
ELCOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,159	$1,086
Accounts receivable:
Trade	1,204	702
Less allowance for doubtful accounts	(23)	(10)
Accounts receivable, net	1,181	692
Prepaid expenses and other current assets	115	218
Total current assets	3,455	1,996
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,344	21,316
Furniture, equipment and leasehold improvements	3,088	3,088
	24,432	24,404
Less accumulated depreciation and amortization	(23,560)	(23,445)
	872	959
OTHER ASSETS	14	14
Total assets	$4,341	$2,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligation	$116	$114
Accounts payable	602	647
Deferred revenue	1,320	942
Related party accrued salary, bonuses and interest	1,055	1,066
Accrued expenses and other current liabilities	952	1,043
Current liabilities of discontinued operations	42	42
Total current liabilities	4,087	3,854
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	134	164
OTHER LONG TERM LIABILITY	252	288
Total liabilities	4,473	4,306

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
Issued and outstanding - none	--	--
Common stock, $.01 par value; Authorized - 700,000,000 shares -
Issued - 552,177,450 and 478,947,441 shares at March 31, 2007 and
December 31, 2006, respectively	5,522	4,789
Additional paid-in capital	130,570	128,455
Accumulated deficit	(130,945)	(129,315)
Treasury stock, at cost -- 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(567)	(554)
Total stockholders' equity (deficit)	(132)	(1,337)
	$4,341	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007		2006
Net Revenues:
License, hosting services and other fees		$633		559
Professional services		193		334
Total net revenues		826		893

Cost of revenues		266		137
Gross profit		560		756

Operating Expenses:
Selling, general and administrative		2,031		1,539
Research and development		215		330
Total operating expenses		2,246		1,869
Operating loss		(1,686)		(1,113)

Interest and other income net		64		41
Interest expense		(8)		(7)
Net loss before income taxes		(1,630)		(1,079)
Income taxes		--		--
Net loss		(1,630)		(1,079)

Other comprehensive income, net of tax		(13)		24

Comprehensive loss		$(1,643)		$(1,055)

Basic and diluted net loss per share	$	(--)	$	(--)

Weighted average number of basic and diluted shares outstanding		523,699		400,005

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,630)	$(1,079)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	115	88
Stock-based compensation	352	79
Changes in current assets and liabilities:
Accounts receivable, net	(489)	(129)
Prepaid expenses and other current assets	102	(97)
Accounts payable	(45)	61
Deferred revenue	377	527
Accrued expenses and other current liabilities	(101)	(235)
Net cash used in continuing operating activities	(1,319)	(785)
Net cash used in discontinued operations	--	(15)
Net cash used in operating activities	(1,319)	(800)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(27)	(159)
Change in other assets	--	(2)
Net cash used in investing activities	(27)	(161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	2,496	--
Repayments of loans payable	--	(1,299)
Repayments of capital lease obligations	(28)	(15)
Decrease in other long term liability	(36)	(33)
Net cash provided by (used in) financing activities	2,432	(1,347)

FOREIGN EXCHANGE EFFECT ON CASH	(13)	24

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,073	(2,284)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,086	6,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,159	$4,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8	$20
Income taxes paid	$--	$--
Issuance of common stock in satisfaction of deferred rent	$--	$250
Acquisition of equipment under capital leases		$$211

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Consolidation

The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries.

 Quarterly Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Elcom as of March 31, 2007, and the results of its operations and cash flows for the three-month periods ended March 31, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in Elcom’s Annual Report on Form 10-KSB, for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform with the current period presentation.

 Going Concern

The consolidated financial statements as of December 31, 2006 and March 31, 2007 have been prepared under the assumption that the Company will continue as a going concern. Elcom has incurred net losses every year since 1998, has an accumulated deficit of $130,945,000 as of March 31, 2007, and expects to incur a loss in fiscal year 2007. As of March 31, 2007, Elcom had $2.2 million of cash and cash equivalents and current assets of approximately $3.5 million and had current liabilities of approximately $4 million. The ultimate success of Elcom is dependent upon achieving additional revenues by marketing its software solutions, typically through channel partners, until the Company is operating profitably. Elcom has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $6.3 million of cash used in operating activities in fiscal 2006, and $1.3 million of cash used in operating activities in the first quarter of 2007. Elcom’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. Elcom believes that as a result of its 2007 issuances of common stock (Note 3), including common stock listed on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”), that it has the funds required to perform under its current contracts. However, Elcom expects to incur a net loss in 2007, albeit at a significantly reduced level to that in 2006. Elcom’s ability to continue as a going concern is dependent upon its ability to raise additional capital. During October and November 2007, Elcom received bridge loans from a non-US investor of £750,000 (approximately $1,500,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares as part of a possible fund raise during 2008. Elcom is currently in discussions with a number of potential funding sources with a view to finalizing its funding requirements for 2008.

Elcom cannot assure that additional financing will be available on favorable terms, or at all. If funds are not available when required for working capital needs or other transactions, Elcom’s ability to carry out its business plan could be adversely affected, and Elcom may be required to further scale back its operations to reflect the extent of available funding. If Elcom is able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on Elcom’s ability to incur other indebtedness, to pay dividends, to create liens, to sell its capital stock, or enter into other transactions. Such restrictions may adversely affect Elcom’s ability to finance its future operations or capital needs or to grow its business. If Elcom raises additional funds by issuing equity or convertible debt securities, the percentage ownership of the Company’s existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of the common stockholders.

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

The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements

(i)	Stock-Based Compensation:

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended March 31,
	2007	2006
Employee and director stock option grants:
Cost of revenues	$20,510	$10,000
Selling, general and administrative	301,433	52,000
Research and development	30,254	17,000

Total stock-based compensation	$352,197	$79,000

Elcom uses the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. There were no stock-based compensation awards granted during the three months ended March 31, 2007.  The weighted-average gross fair value of awards under Elcom’s stock option plans during the three months ended March 31, 2007 was $0.08 for each share covered by an option grant, utilizing the following assumptions:

Volatility	154.35%
Risk-free interest rate	4.83%
Expected life of options	5.75 years
Expected dividend yield	0%

Elcom has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over the five year period (consistent with the expected life of the options) ended March 31, 2007. The volatility is based on the reported trading of Elcom’s common stock on the Over The Counter Bulletin Board, and NASDAQ Capital Market, as applicable. The risk-free interest rate is based on the U.S. Government five year Treasury Constant Maturity rate, with a five year term. The expected life of an option is based on Elcom’s historical experience since January 1, 1996, shortly after it became a public Company. The expected dividend yield is zero based on the fact that Elcom has never paid a dividend and does not presently have an intention to pay cash dividends.

Based on Elcom’s historical turnover rates, an overall annualized estimated forfeiture factor of 16% has been utilized, and in certain specific instances when it is known that options will be forfeited, such forfeitures are taken into consideration. Under the provisions of SFAS 123R, additional expense will be recorded in future periods if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

As of March 31, 2007, the Company had unamortized stock-based compensation, net of expected forfeitures, aggregating approximately $841,918 which will be amortized to expense over the requisite service periods, currently through January 2009. The unamortized stock-based compensation will be recognized over a weighted average period of approximately 21 months.

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	30,934,713	$0.34
Granted	—
Expired	—
Forfeited	(85,000)
Exercised	—
Outstanding at March 31, 2007	30,849,713	$0.38	7.81	$500
Vested or expected to vest at March 31, 2007	28,271,968	0.35	7.16	$451
Exercisable at March 31, 2007	11,447,963	$0.95	6.30	$150

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.
The total grant-date fair value of stock options that vested during the three months ended March 31, 2007 was approximately $352,197.

3.	Common Stock Issuances

On February 5, 2007, Elcom sold 73,230,009 common shares (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2005 and 2006, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold previously. Elcom raised $2.5 million in cash, net of issuance costs of $23,948.

4.	Business Segment Information

Elcom’s operations are classified as a single business segment, specifically the development and sale of automated procurement and electronic marketplace internet-based software solutions (together, “ePurchasing”), which automate many supply chain and financial settlement functions associated with procurement. Elcom operates both in the U.S. and U.K. and geographic financial information for the three months ended March 31, 2007 and 2006, was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net revenues:
U.S.	$154	$145
U.K.	672	748
Net Revenues	$826	$893

Operating loss:
U.S.	$(1,921)	$(1,516)
U.K.	235	$403
Operating loss	$(1,686)	$(1,113)

	March 31,	December 31,
	2007	2006
Identifiable assets:
U.S.	$1,599	$1,352
U.K., including cash and cash equivalents
of $1,743 and $1,569	2,742	1,617
	$4,341	$2,969

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Introduction

Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Internet-based remotely-hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). Elcom’s PECOS™ Professional Electronic Commerce Online System ePurchasing solution is typically remotely-hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are currently using or accessing Elcom’s solution under these arrangements. From January 16, 2003 to May 17, 2007, our Common Stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO but on May 18, 2007 our stock was suspended from the OTCBB due to a delay in the filing of annual report for the year ended December 31, 2006 (which we have subsequently filed with the SEC on December 22, 2007); however since then our stock has been listed in the Pink Sheets under the symbol ELCO. In addition, since April 16, 2004, our Common Stock has traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares). However, the stock is currently suspended, pending the filing of the interim financial statements for the 6 months to June 30, 2007. Elcom now has a management team in place which specializes in corporate turnarounds. Elcom operates in the U.S. and U.K.

Overview

Prior to the divestiture of its information technology (“IT”) products and services business in the U.K. and U.S., Elcom had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, Elcom carefully reviewed its business operations, and in order to reduce operational and financial risks and properly align Elcom’s operations with the slowing demand for IT products and the overall economic environment, Elcom decided to divest its IT products and services business to reduce costs and allow Elcom to focus exclusively on its core Internet-based, ePurchasing software technology. On December 31, 2001, Elcom divested itself of its U.K. IT products business and on March 29, 2002, Elcom divested itself of its U.S. IT products and services business. Commencing during the second quarter of 2002, Elcom’s sole source of revenue has been the implementation of ePurchasing solutions and associated professional services and monthly hosting services, usage and data maintenance fees.

In the U.K., Elcom has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland Programme, where Elcom provides an ePurchasing system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. Elcom signed agreements with five (5) Public Entities in 2005 and one (1) in 2006 and a further one (1) in 2007, bringing the total number of Public Entities in the eProcurement Scotland Programme to 27. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland Programme, and possibly more, depending upon the Scottish Executive’s definition of eligibility. Elcom earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland Programme. Capgemini is the prime contractor in the Scottish Executive Agreement. Elcom subcontracts under this agreement as the technology service provider. During 2006 and the first quarter of 2007 this contract accounted for over 61% and 75%, respectively, of Elcom’s revenues and Elcom continues to remain dependent on it.

In addition, Elcom is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded a contract, and has executed agreements, including a Framework Agreement between Proc Serve Shared Services Ltd. (“PASSL”), a wholly-owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. Public Entities (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have a primary term of five years. PASSL is the primary contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, Elcom will only realize a portion of its earned revenues, after costs of the PASSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to Elcom for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore Elcom anticipates that its realized development fees will be ratably recognized over the applicable term of the agreement. As of March 2007, seven (7) U.K. Public Entities have officially “gone live”. We are currently in a contractual dispute with PA Consulting in respect of the Zanzibar contract, and also considering initiating an Intellectual Property claim against the same firm.

Common Stock Issued under Regulation S in the U.K. - Change in Control of Elcom

On December 20, 2005, Elcom agreed to issue an aggregate of 298,582,044 shares of its common stock (the “2005 Regulation S Shares”) to investors in the U.K., and listed the 2005 Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”). The 2005 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) for offshore placements, and therefore are subject to restrictions. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States to a “U.S. person” (as defined in the Securities Act), or for the benefit or account of a U.S. person, for a one-year period from the date of issuance (which period has expired for the 2005 Regulation S Shares). During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the U.K. and outside the U.S., pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulations S Shares will be “restricted securities” as the term is defined in Rule 144 under the Securities Act, and may be sold in the United States, to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with Elcom’s stock quoted on the OTCBB until and unless Elcom registers the Regulation S Shares with the SEC or an exemption for registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Securities Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements. Elcom raised a total of approximately $7.2 million in cash, net of issuance costs, and converted $547,000 of non-U.S. Loans and related accrued interest (see Note 3 to Consolidated Financial Statements) via issuance of the 2005 Regulation S Shares in the U.K. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The holders of the 2005 Regulation S Shares also have certain registration rights. The funds derived from the sale of the 2005 Regulation S Shares were used to support Elcom’s working capital requirements.

On October 23, 2006, Elcom agreed to issue a total of 76,336,289 shares of its common stock (the “2006 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2006 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the (“Securities Act”) for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares. Elcom raised a total of $2.5 million in cash in connection with the 2006 Regulation S Shares, net of issuance costs of $24,000. The funds derived from the 2006 issuance of common stock on the AIM Exchange are being used to support Elcom’s working capital requirements.

In early March 2006, Elcom learned that, as a result of the December 2005 issuance of common stock on the AIM Exchange, Smith & Williamson Investment Management Limited (“SWIM”) and Smith & Williamson Nominees Limited (“SWIM Nominees,” and collectively with SWIM, the “SWIM Entities”) had acquired beneficial ownership of more than 50% of Elcom’s outstanding common stock. Elcom was informed of this change in control on March 6, 2006 when the SWIM Entities filed a Schedule 13D with the Securities and Exchange Commission (the “SEC”), reflecting such beneficial ownership as of December 20, 2005. Therefore, on December 22, 2005, Elcom’s 10% Senior Convertible Debentures due 2013 (the “Debentures”) which were held by SWIM Nominees and all interest accrued thereon, automatically converted into Elcom common stock as a result of the acquisition of beneficial ownership of a majority interest in Elcom by the SWIM Entities. The bulk of the SWIM Entities’ shares were acquired in the issuance of the 2005 Regulation S Shares. Based on the SWIM Entities Schedule 13D, and Elcom’s records, including the conversion of SWIM Nominees’ Debentures, the SWIM Entities owned approximately 64.1% of Elcom’s outstanding common stock as of December 31, 2005. An aggregate of 34,164,959 shares of Elcom common stock (the “Debenture Shares”) were issued upon the automatic conversion of Debenture principal of approximately $1,264,000 and cumulative interest accrued (since issuance) of approximately $323,000.

In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed Elcom of their request that the Board of Directors call a special meeting of Elcom’s stockholders for the purposes of amending certain of Elcom’s by-laws and replacing three directors of Elcom with candidates nominated by the SWIM Entities (the “SWIM Candidates”). Elcom and its current Board of Directors at that time entered into an agreement with the SWIM Entities to effect an orderly transition of Elcom’s Board of Directors to the control of the SWIM Candidates, and avoid the incremental costs of holding a special meeting of stockholders. Mr. Sean Lewis, former Chairman, and John E. Halnen, former President and Chief Executive Officer, served as the only two Directors of Elcom until April 21, 2006 when Justin Dignam, Elliot Bance and Gregory King were also appointed as Directors. On September 7, 2006, William Lock was also appointed a Director of Elcom. As of December 31, 2006 the SWIM Entities owned approximately 69% of Elcom’s outstanding stock.

On February 5, 2007, Elcom agreed to issue 73,230,009 shares of its common stock (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2007 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares and 2006 Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 Regulation S Shares are being used to support Elcom’s working capital requirements. As a result of the February 2007 issuance of common stock on the AIM Exchange, the SWIM Entities increased their ownership of Elcom’s outstanding stock to approximately 73%.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires Elcom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Elcom evaluates its estimates, including those related to income taxes, impairment of long-lived assets, and revenue recognition. Elcom bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

In August 2005 Elcom received a comment letter from the SEC concerning Elcom’s revenue recognition and convertible debenture accounting policies. Elcom responded to the SEC August 2005 comment letter in September 2005, and in January 2006, the SEC requested clarification of Elcom’s September 2005 response and made further inquiries concerning Elcom’s revenue recognition and convertible debenture accounting policies. Elcom responded to the SEC’s January 2006 comment letter in April 2006. In June 2006, the SEC sent an additional comment letter requesting further clarification of Elcom’s previous responses, and made further inquiries concerning Elcom’s revenue recognition, convertible debenture, and convertible debt accounting policies. Elcom responded to the SEC’s June 2006 comment letter on June 30, 2006 and as of July 28, 2006, Elcom was informed by the SEC that the SEC had no further comments on Elcom’s accounting policies.
.

Off-Balance Sheet Financings

Elcom does not have any off-balance sheet financings. Elcom has no majority-owned subsidiaries that are not included in its consolidated financial statements.

Results of Operations

Quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Net Revenues. Net revenues for the quarter ended March 31, 2007 decreased from $893,000 in the same period in 2006 to $826,000, a decrease of $67,000, or 8%. License, hosting services and other fees increased from $559,000 in the 2006 quarter to $633,000 in the 2007 quarter, an increase of $74,000 or 14%. This increase is primarily due to an additional four customers joining the eProcurement Scotland Program. License, hosting services and other fees include license fees, hosting service fees, supplier fees, usage fees, and eMarketplace agent fees. Professional services fees decreased by $141,000, to $193,000 in 2007 from $334,000 in 2006, reflecting a decrease in implementations, from three in the first quarter of 2006 to one in the first quarter of 2007.

Gross Profit. Gross profit for the quarter ended March 31, 2007 decreased to $560,000 from $756,000 in the comparable 2006 quarterly period, a decrease of $196,000 or 26%. This decrease is the result of a combination of lower professional services revenues and an increase of $65,000 in one-time costs in connection with the establishment of a particular piece of software, which is expected to result in increased revenues over the coming year.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2007 were $2,031,000 compared to $1,539,000 in the 2006 quarter, an increase of $492,000, or 32%. The primary reasons for the increase in SG&A in the first quarter of 2007 as compared to the first quarter of 2006 are an increase in stock option expense from $52,000 to $301,000 and severance payments following a reduction in headcount. During 2006, Elcom began to hire additional personnel and also engaged third party contractors in order to address the increasing level of planned business activity, primarily in relation to the Zanzibar eMarketplace contract which was signed in August 2005. Elcom’s headcount (full and part-time) increased from 36 at March 31, 2006 to 46 as December 31, 2006. However, headcount has subsequently been reduced to 38 at March 31, 2007 as the level of anticipated revenue from the Zanzibar eMarketplace contract has not materialized. Further reductions in personnel costs are possible in future quarters.

Research and Development Expense. Research and development expense for the quarters ended March 31, 2007 and 2006 were $215,000 and $330,000, respectively, reflecting a reduction in 2007 of $115,000 from the expense recorded in the first quarter of 2006. The reduction in expense in 2007 compared to 2006 was due to Elcom incurring in the 2006 period, initial costs related to work in connection with the Zanzibar eMarketplace, including approximately $100,000 of third party consulting expense.

Operating Loss. Elcom reported an operating loss of $1,686,000 for the quarter ended March 31, 2007 compared to a loss of $1,113,000 reported in the comparable quarter of 2006, an increase of $573,000 in the loss reported. This increased operating loss in the first quarter of 2007 compared to the same period in 2006 was primarily due to an increase in SG&A expenses, the majority of which relate to stock option expenses.

Interest and Other Income Net. Interest income and other income, net for the quarter ended March 31, 2007 was income of $64,000 compared to $41,000 in the comparable 2006 quarter. The increase is mainly a result of the recognition of other income of approximately $53,000 arising from the reversal of accrued interest expense related to the Capgemini project. The reduction in interest income from $41,000 for the quarter ended March 31, 20006 to $11,000 in the comparable quarter in 2007 is a direct result of a reduction in cash reserves, with the 2006 income relating to interest income earned on the funds raised in December of 2005.

Interest Expense. Interest expense for the quarter ended March 31, 2007 was $8,000 compared to $7,000 in the same period of 2006. The 2007 quarterly expense principally relates to interest on capitalized leases.

Net Loss. Elcom’s net loss for the quarter ended March 31, 2007 was $1,630,000, an increase in the loss of $551,000 from the comparable quarterly loss recorded in 2006 of $1,079,000, as a result of the factors discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the three-month period ended March 31, 2007 was $1,319,000, resulting primarily from the net loss generated from operations of $1,686,000, together with an increase in accounts receivable of $489,000, which was partially offset by an increase in deferred revenue of $377,000 and non-cash charges for depreciation expense of $115,000 and stock-based compensation expense of $352,000.

Net cash used in investing activities for the three-month period ended March 31, 2007 was $27,000 due to the purchase of property, equipment and software.

Net cash provided by financing activities for the three-month period ended March 31, 2007 was $2,432,000. On February 5, 2007, Elcom agreed to issue 73,230,009 shares of its common stock (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2005 and 2006, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended (the “Securities Act”) for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 issuance of common stock on the AIM Exchange are being used to support Elcom’s working capital requirements.

Elcom’s principal commitment consists of a lease on its headquarters office facility. Elcom will also require ongoing investments in research and development and property, equipment and software in order to further increase operating revenues, and meet the requirements of its customers.

Risk Factors Relating to Liquidity

Elcom’s consolidated financial statements as of March 31, 2007 have been prepared under the assumption that Elcom will continue as a going concern. Elcom’s independent registered public accounting firm, Malone & Bailey PC, has issued a report dated December 20, 2007 that included an explanatory paragraph referring to Elcom’s significant operating losses and substantial doubt in its ability to continue as a going concern (See Note 1 - Basis of Presentation - Liquidity and Capital Resources, to the March 31, 2007 Consolidated Financial Statements for additional information), without generating incremental operating revenues or, if required, additional capital becoming available.

Elcom is currently in discussions with a number of potential funding sources with a view to securing additional capital, and anticipates finalizing the outcome of these discussions in 2008, however Elcom cannot assure that additional financing will be available on favorable terms, or at all. If funds are not available when required for working capital needs or other transactions, Elcom’s ability to carry out its business plan could be adversely affected, and Elcom may be required to further scale back its operations to reflect the extent of available funding. If Elcom is able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on Elcom’s ability to incur other indebtedness, to pay dividends, to create liens, to sell its capital stock, or enter into other transactions. Such restrictions may adversely affect Elcom’s ability to finance its future operations or capital needs or to grow its business. If Elcom raises additional funds by issuing equity or convertible debt securities, the percentage ownership of Elcom’s existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of the common stockholders.

If Elcom is unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, Elcom would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Factors Affecting Future Performance

A significant portion of Elcom’s revenues are from hosting services and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of Elcom’s ePurchasing software system by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the ePurchasing software system; the procurement of additional services from Elcom by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; their compliance with the terms and conditions of their agreement with the Scottish Executive; and the ability of Elcom to perform under its agreement with Capgemini.

In addition, during July 2007 Elcom committed incremental resources to provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace for public sector organizations in the U.K. under its agreements with PASSL and PA. Future revenue under this arrangement is contingent primarily on the timing and rate of adoption by U.K. Public Entities of the Zanzibar eMarketplace. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to Elcom for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore Elcom anticipates that its realized development fees will be ratably recognized over the applicable term of the agreement. As of December 2006, four (4) U.K. Public Entities officially “went live”, and as of March 2007, this number had increased to seven (7). We are currently in a contractual dispute with PA Consulting in respect of the Zanzibar contract, and also considering initiating an Intellectual Property claim against the same firm. There can be no assurance that Elcom will be successful in any potential IP claim against PA Consulting.

If further business fails to develop under the Capgemini agreement or if the U.S. eMarketplaces do not expand as expected, or if Elcom is unable to perform under any of these agreements, it would have a material adverse affect on Elcom’s future financial results.

Outlook

Elcom expects that its operating loss will continue through 2007, however progress has been made in a number of areas and the level of losses will be significantly lower than 2006. Headcount reductions have been made and a reduction in operating costs is expected to be realized from the second quarter forward. Improvements in revenues and operating results from operations in future periods will not occur without Elcom being able to generate incremental operating revenues from existing and new clients.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to Elcom's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although Elcom believes that such forward-looking statements are reasonable, it can give no assurance that Elcom's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause Elcom's future results to differ materially from those anticipated, including: (i) the necessity for Elcom to generate incremental operating revenues and whether this objective can be met given the overall marketplace and client's acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions, including corporate demand therefore; the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors; control of operating expenses; and revenue growth; (ii) the consequent results of operations given the aforementioned factors; and (iii) the necessity of Elcom to achieve profitable operations within the constraints of its existing resources, and if it can not, the availability of incremental capital funding to Elcom, particularly in light of the audit opinion from Elcom's independent registered public accounting firm in Elcom’s 2006 Annual Report on Form 10-KSB, and other risks detailed from time to time in this Quarterly Report on Form 10-QSB and in Elcom’s other SEC reports and statements, including particularly Elcom's "Risk Factors" contained in the prospectus included as part of Elcom’s Registration Statement on Form S-3 filed on June 21, 2002. We assume no obligation to update any of the information contained or referenced in this Quarterly Report on Form 10-QSB.

Item 3.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Elcom's Chief Executive Officer and Executive Vice President of Finance, after evaluating the effectiveness of Elcom's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 (the "Evaluation Date"), have concluded that as of the Evaluation Date, Elcom's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by Elcom in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, because of the untimely filing of the interim reports.

(b)	Changes in Internal Controls

Other than discussed below, there was no change in Elcom’s internal controls over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Elcom’s internal control over financial reporting. During February 2007, our former Executive Vice President Finance, Paul Bogonis, resigned and was replaced by David Elliott, and subsequent to this, during June 2007 our former Chief Executive Officer, John Halnen, who was terminated without cause during June 2007, was replaced by Gregory King.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

During October and November 2007, Elcom received bridge loans from a non-US investor of £750,000 (approximately $1,500,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares as part of a possible fund raise during 2008. The convertible notes that were issued in connection with these bridge loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Executive Vice President of Finance
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Executive Vice President of Finance

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc.
(Registrant)

Date: 3/10/08	By:	/s/ Gregory King
Gregory King
Chief Executive Officer
(Principal Executive Officer)

Date: 3/10/08	By:	/s/ David Elliott
David Elliott
Executive Vice President of Finance
(Principal Finance and Accounting Officer)