Form 10QSB
period 2007-06-30
ELCOM INTERNATIONAL INC
filed 2008-04-15
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The registrant had 552,177,450 shares of common stock, $.01 par value, outstanding as of April 15, 2008

Transitional Small Business Disclosure Format Yes ☐  No ☒

INDEX

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2007 (unaudited)
and December 31, 2006	1

Consolidated Statements of Operations and Other Comprehensive
Income (Loss) for the Three- and Six-Month Periods
Ended June 30, 2007 and 2006 (unaudited)	2

Consolidated Statements of Cash Flows for the Six-Month Periods Ended
June 30, 2007 and 2006 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management’s Discussion and Analysis or Plan of Operation	7

Item 3. Controls and Procedures	13

Part II - OTHER INFORMATION

Item 4. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5. Exhibits	14

Signatures	15

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,839	$1,086
Accounts receivable:
Trade	1,209	702
Less allowance for doubtful accounts	(21)	(10)
Accounts receivable, net	1,188	692
Prepaid expenses and other current assets	139	218
Total current assets	3,166	1,996
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,404	21,316
Furniture, equipment and leasehold improvements	3,088	3,088
	24,492	24,404
Less accumulated depreciation and amortization	(23,682)	(23,445)
	810	959
OTHER ASSETS	14	14
Total assets	$3,990	$2,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations	$135	$114
Accounts payable	728	647
Deferred revenue	1,492	942
Related party accrued salary, bonuses and interest	1,055	1,066
Accrued expenses and other current liabilities	826	1,043
Current liabilities of discontinued operations	42	42
Total current liabilities	4,278	3,854
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	110	164
OTHER LONG TERM LIABILITY	216	288
Total liabilities	4,604	4,306
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value; Authorized — 10,000,000 shares —
Issued and outstanding - none	—	—
Common stock, $.01 par value; Authorized - 700,000,000 shares -
Issued - 552,177,450 and 478,947,441 shares at June 30, 2007
and December 31, 2006, respectively	5,522	4,789
Additional paid-in capital	130,715	128,455
Accumulated deficit	(131,584)	(129,315)
Treasury stock, at cost — 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(555)	(554)
Total stockholders' equity (deficit)	(614)	1,337
	$3,990	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Net Revenues:
License, hosting services and other fees		$900		$877		$1,532	$1,436
Professional services		802		4		996	338
Total net revenues		1,702		881		2,528	1,774

Cost of revenues		268		186		534	323
Gross profit		1,434		695		1,994	1,451

Operating Expenses:
Selling, general and administrative		1,858		1,595		3,889	3,134
Research and development		226		266		441	596
Total operating expenses		2,084		1,861		4,330	3,730
Operating loss		(650)		(1,166)		(2,336)	(2,279)
Interest and other income net		18		5		82	46
Interest expense		(7)		(6)		(15)	(13)
Net loss before income taxes		(639)		(1,167)		(2,269)	(2,246)
Income taxes		—		0		—	—
Net loss		(639)		(1,167)		(2,269)	(2,246)

Other comprehensive income (loss), net of tax		12		129		(1)	153

Comprehensive loss		$(627)		$(1,038)		$(2,270)	$(2,093)
Basic and diluted net loss per share	$	(—)	$	(—)	$	(—)	$(0.01)
Weighted average number of basic and diluted shares outstanding		552,177		402,080		538,017	401,049

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,269)	$(2,246)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	233	184
Stock-based compensation	497	168
Provision for doubtful accounts receivable	11	—
Changes in current assets and liabilities:
Accounts receivable, net	(508)	122
Prepaid expenses and other current assets	78	(105)
Accounts payable	81	(97)
Deferred revenue	549	413
Accrued expenses and other current liabilities	(228)	(735)
Net cash used in continuing operating activities	(1,556)	(2,296)
Net cash (used in) provided by discontinued operations	—	(17)
Net cash used in operating activities	(1,556)	(2,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(54)	(225)
Change in other assets	—	(4)
Net cash used in investing activities	(54)	(229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of common stock, net	2,496	—
Repayments of loans payable	—	(1,299)
Repayments of capital lease obligations	(60)	(38)
Decrease in other long term liability	(72)	(66)
Net cash provided by (used in) financing activities	2,364	(1,403)

FOREIGN EXCHANGE EFFECT ON CASH	(1)	153
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	753	(3,792)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,086	6,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,839	$2,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15	$28
Income taxes paid	$—	$—
Issuance of common stock in satisfaction of deferred rent	$—	$250
Acquisition of equipment under capital leases	$29	$267

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

Consolidation

The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Elcom”).

Quarterly Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Elcom as of June 30, 2007, the results of its operations for the three- and six-month periods ended June 30, 2007 and 2006, and cash flows for the six-month periods ended June 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in Elcom’s Annual Report on Form 10-KSB, for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform with the current period presentation.

Going Concern

Elcom’s consolidated financial statements as of December 31, 2006 and June 30, 2007 have been prepared under the assumption that Elcom will continue as a going concern. Elcom has incurred net losses every year since 1998, has an accumulated deficit of $131,584,000 as of June 30, 2007, and expects to incur a loss in fiscal year 2007. However, this loss is forecast to be substantially lower than that incurred in 2006. As of June 30, 2007, Elcom had $1.8 million of cash and cash equivalents, current assets of approximately $3.17 million and current liabilities of approximately $4.3 million. The ultimate success of Elcom is dependent upon achieving additional revenues by marketing its Commerce Process Management software solutions, typically through channel partners, until Elcom is operating profitably. Elcom has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $6.3 million of cash used in operating activities in fiscal 2006, and $1.5 million of cash used in operating activities in the first six months of fiscal 2007. Elcom’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. Elcom will incur a net loss in fiscal year 2007; however, this loss will be significantly lower than the net loss incurred in fiscal 2006. In order to achieve profitable operations, Elcom is dependent upon generating significant new revenues from existing and future contracts. During October and November 2007 and March 2008, Elcom received bridge loans from a non-US investor of £1,000,000 (approximately $2,000,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that common stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares as part of a possible fund raise during 2008. Elcom is currently in discussions with a number of potential funding sources with a view to finalizing its funding requirements for 2008.

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

Elcom believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Stock-Based Compensation:

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Employee and director stock option grants:
Cost of revenues	$20,375	$9,000	$40,885	$19,000
Selling, general and administrative	94,190	62,000	395,623	114,000
Research and development	29,958	18,000	60,212	35,000
Total stock-based compensation	$144,523	$89,000	$496,720	$168,000

Elcom uses the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. There were no stock-based compensation awards granted during the three or six month periods ended June 30, 2007. The weighted-average gross fair value of awards under Elcom’s stock option plans in the first six months of 2006 was $0.08 for each share covered by an option grant, utilizing the following assumptions:

Volatility	154.35%
Risk-free interest rate	4.83%
Expected life of options	5.75 years
Expected dividend yield	0%

Elcom has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over the five year period (consistent with the expected life of the options) ended June 30, 2007. The volatility calculation is based on the reported trading of Elcom’s common stock on the Over The Counter Bulletin Board (“OTCBB”), and Nasdaq Small Cap Market, as applicable. The risk-free interest rate is based on the U.S. Government five-year Treasury Constant Maturity rate, with a five-year term. The expected life of options is based on Elcom’s historical experience since January 1, 1996, shortly after it became a public Company. The expected dividend yield is zero based on the fact that Elcom has never paid a dividend and does not presently have an intention to pay cash dividends.

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

As of June 30, 2007, Elcom had unamortized stock-based compensation, net of expected forfeitures, aggregating approximately $1,169,763, which will be amortized to expense over the requisite service periods, currently through January of 2009. The unamortized stock-based compensation will be recognized over a weighted average period of approximately 18 months.

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	30,934,713	$0.34
Granted	—
Expired	(111,750)
Forfeited	(3,305,249)
Exercised	—
Outstanding at June 30, 2007	27,517,714	$0.29	7.87	—
Vested or expected to vest at June 30, 2007	25,053,508	$0.33	7.75	—
Exercisable at June 30, 2007	8,957,964	$0.67	6.25	—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of Elcom’s common stock at the end of the respective period and the exercise price of the underlying options.

The total grant-date fair value of stock options that vested during the three months ended June 30, 2007 was approximately $9,000.

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

4.  Business Segment Information

Elcom’s operations are classified as a single business segment, specifically the development and sale of automated procurement (“Commerce Process Management”) and electronic marketplace (“eMarketplace”) Internet-based software solutions (together, “Commerce Process Management”), which automate many supply chain and financial settlement functions associated with procurement. Elcom operates both in the U.S. and U.K. and geographic financial information for the three- and six-month periods ended June 30, 2007 and 2006, is set forth below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues:
U.S.	$193	$387	$347	$532
U.K.	1,509	494	2,180	1,242
Net revenues	$1,702	$881	$2,527	$1,774

Operating income (loss):
U.S.	$(1,723)	$(1,188)	$(3,636)	$(2,704)
U.K.	1,065	22	1,300	425
Operating loss	$(658)	$(1,166)	$(2,336)	$(2,279)

	June 30,	December 31,
	2007	2006
Identifiable assets:
U.S.	$1,521	$1,352
U.K., including cash and cash equivalents
of $1,414 and $1,569 in 2007 and
2006, respectively	2,469	1,617
	$3,990	$2,969

Item 2. Management’s Discussion and Analysis or Plan of Operation

Introduction

Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of international provider of Commerce Process Management™ solutions for buyers, suppliers and communities of commerce. Elcom’s comprehensive suite of Commerce Process Management solutions are used by enterprises of all sizes to automate procurement, enable online marketplaces and sell goods and services over the Internet. Elcom offers its customers a solution designed to enable buyers and sellers to conduct interactive business to business eCommerce over the Internet which improves order to fulfillment cycle times, lowers transaction costs and improves visibility within the Supply Chain. Elcom provides its solutions on a Software as a Service (SaaS) basis to its customers which negates the need for large upfront investment or reliance on internal IT resources. Elcom’s customers enter into a multiyear agreement that requires the payment of recurring usage fees in order to access the software which only requires the existence of a high speed Internet connection and supported web browser. In total, over 100 organizations are currently using or accessing Elcom’s solution under these arrangements. From January 16, 2003 to May 17, 2007, Elcom’s Common Stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO but on May 18, 2007 its stock was suspended from the OTCBB due to a delay in the filing of its annual report for the year ended December 31, 2006 (which was subsequently filed with the SEC on December 22, 2007); however since then its stock has been listed in the Pink Sheets under the symbol ELCO. In addition, from April 16, 2004 to March 31, 2008 Elcom’s Common Stock was traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares). However, the stock was cancelled from re-admission to AIM on April 01, 2008. Elcom now has a management team in place which specializes in corporate turnarounds. Elcom operates in the U.S. and U.K.

Overview

Prior to the divestiture of its information technology (“IT”) products and services business in the U.K. and U.S., Elcom had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several innovative ecommerce solutions. During 2001, Elcom carefully reviewed its business operations, and in order to reduce operational and financial risks and properly align Elcom’s operations with the slowing demand for IT products and the overall economic environment, Elcom decided to divest its IT products and services business to reduce costs and allow Elcom to focus exclusively on its core business of providing large scale Commerce Process Management solutions, software technology. On December 31, 2001, Elcom divested itself of its U.K. IT products business and on March 29, 2002, Elcom divested itself of its U.S. IT products and services business. Commencing during the second quarter of 2002, Elcom’s sole source of revenue has been the implementation of Commerce Process Management solutions and associated usage and professional services and monthly hosting services, usage and data maintenance fees.

In the U.K., Elcom has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland Programme, where Elcom provides a Commerce Process Management system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. Elcom signed agreements with five (5) Public Entities in 2005 and one (1) in 2006 and for the first 6 months of 2007 a further four (4), bringing the total number of Public Entities in the eProcurement Scotland program to 30. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland Programme, and possibly more, depending upon the Scottish Executive’s definition of eligibility. Elcom earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland Programme. Capgemini is the prime contractor in the Scottish Executive Agreement. Elcom subcontracts under this Agreement as the technology service provider. During 2006 this contract accounted for over 61% of Elcom’s revenues and during the first 6 months of 2007 for over 80% of Elcom’s revenues, however this figure has been distorted in the first 6 months of 2007 due to an increase in the number of client implementations, which attract one off implementation fees and a one-off project which related to the migration and development of a new piece of software, however, Elcom continues to remain dependent on it.

In addition, Elcom is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded a contract, and has executed agreements, including a Framework Agreement between Proc Serve Shared Services Ltd. (“PASSL”), a wholly-owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. Public Entities (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have a primary term of five years. PASSL is the primary contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, Elcom will only realize a portion of its earned revenues, after costs of the PASSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to Elcom for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore Elcom anticipates that its realized development fees will be ratably recognized over the applicable term of the agreement. As of June 2007, nine (9) U.K. Public Entities have officially “gone live”. We are currently in a contractual dispute with PA Consulting in respect of the Zanzibar contract, and also considering initiating an Intellectual Property claim against the same firm.

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

In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed Elcom of their request that the Board of Directors call a special meeting of Elcom’s stockholders for the purposes of amending certain of Elcom’s by-laws and replacing three directors of Elcom with candidates nominated by the SWIM Entities (the “SWIM Candidates”). Elcom and its current Board of Directors at that time entered into an agreement with the SWIM Entities to effect an orderly transition of Elcom’s Board of Directors to the control of the SWIM Candidates, and avoid the incremental costs of holding a special meeting of stockholders. Mr. Sean Lewis, Chairman, and John E. Halnen, President and Chief Executive Officer, served as Directors of Elcom until April 21, 2006 when Justin Dignam, Elliot Bance and Gregory King were appointed as Directors. On September 7, 2006, William Lock was also appointed a Director of Elcom. As of December 31, 2006 the SWIM Entities owned approximately 69% of Elcom’s outstanding stock.

On February 5, 2007, Elcom agreed to issue 73,230,009 shares of its common stock (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2007 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares and 2006 Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 Regulation S Shares are being used to support Elcom’s working capital requirements. As a result of the February 2007 issuance of common stock on the AIM Exchange, the SWIM Entities increased their ownership of Elcom’s outstanding stock to 73%.

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

In August 2005, Elcom received a comment letter from the SEC concerning Elcom’s revenue recognition and convertible debenture accounting policies. Elcom responded to the SEC August 2005 comment letter in September 2005, and in January 2006, the SEC requested clarification of Elcom’s September 2005 response and made further inquiries concerning Elcom’s revenue recognition and convertible debenture accounting policies. Elcom responded to the SEC’s January 2006 comment letter in April 2006. In June 2006, the SEC sent an additional comment letter requesting further clarification of Elcom’s previous responses, and made further inquiries concerning Elcom’s revenue recognition, convertible debenture, and convertible debt accounting policies. Elcom responded to the SEC’s June 2006 comment letter on June 30, 2006 and as of July 28, 2006, Elcom was informed by the SEC that the SEC had no further comments on Elcom’s accounting policies.

Off-Balance Sheet Financings

Elcom does not have any off-balance sheet financings. Elcom has no majority-owned subsidiaries that are not included in its consolidated financial statements.

Results of Operations

Quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.

Net Revenues. Net revenues for the quarter ended June 30, 2007 increased to $1,702,000, from $881,000 in the same period of 2006, an increase of $821,000, or 94%. License, hosting services and other fees increased from $877,000 in the 2006 quarter to $900,000 in the 2007 quarter, an increase of $23,000, or 3%. This increase is primarily due to 3 additional customers joining the eProcurement Scotland Programme. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliate fees. Professional services fees increased by $798,000, to $802,000 in the 2007 quarter, from $4,000 in the 2006 quarter, reflecting an increase in eProcurement Scotland client implementations, from none in the second quarter of 2006 to three in the second quarter of 2007 and a greater business focus on up selling professional services.

Gross Profit. Gross profit for the quarter ended June 30, 2007 increased to $1,434,000 from $695,000 in the comparable 2006 quarterly period, an increase of $739,000, or 107%. This increase is primarily a result of the increase in eProcurement Scotland client implementations and additional professional services income.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2007 were $1,858,000 compared to $1,595,000 in the second quarter of 2006, an increase of $263,000, or 16%. This increase was primarily a result of an increase in third party professional services costs of $180,000.

Research and Development Expense. Research and development expense for the quarters ended June 30, 2007 and 2006 were $226,000 and $266,000, respectively, reflecting a decrease in the 2007 quarter of $40,000 over the expense recorded in the second quarter of 2006. The expense in the 2007 quarter primarily relates to ongoing work associated with Elcom’s PECOS technology and ongoing work for the Zanzibar eMarketplace contract. The decrease in research and development expense in the second quarter of 2007, as compared to the second quarter of 2006, is primarily due to a reduction in work associated with maintenance of the PECOS product, as well as approximately $14,000 of third party consulting expense reflected in the second quarter of 2006, while in the second quarter of 2007 all expenses were internal expenses.

Operating Loss. Elcom reported an operating loss of $650,000 for the quarter ended June 30, 2007 compared to a loss of $1,166,000 reported in the comparable quarter of 2006, a reduction of $516,000 in the loss reported. This reduced operating loss in the second quarter of 2007 compared to the same quarter in 2006 was primarily due to the increase in professional services income.

Interest and Other Income, Net. Interest and other income, net for the quarter ended June 30, 2007 was $18,000 compared to $5,000 in the second quarter of 2006. The increase is primarily related to interest income earned on the funds raised in February of 2007.

Interest Expense. Interest expense for the quarter ended June 30, 2007 was $7,000, compared to $6,000 in the same period of 2006.

Net Loss. Elcom’s net loss for the quarter ended June 30, 2007 was $639,000, a decrease in the loss of $528,000 from the loss recorded in the second quarter 2006 of $1,167,000, as a result of the factors discussed above.

Six Months ended June 30, 2007 compared to six months ended June 30, 2006.

Net Revenues. Net revenues for the 6 months ended June 30, 2007 increased to $2,528,000, from $1,774,000 in the same period of 2006, an increase of $754,000, or 43%. License, hosting services and other fees increased from $1,436,000 in the 2006 period to $1,532,000 in the 2007 period, an increase of $96,000, or 7%. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliate fees. Professional services fees increased by $658,000, to $996,000 in the 2007 period, from $338,000 in the 2006 period, reflecting an increase in eProcurement Scotland client implementations, from 1 in the 2006 period to 4 in the 2007 period and a greater business focus on up selling professional services.

Gross Profit. Gross profit for the 6 months ended June 30, 2007 increased to $1,994,000 from $1,451,000 in the comparable 2006 period, an increase of $543,000, or 38%. This increase is primarily a result of the increase in eProcurement Scotland client implementations and additional professional services income.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the 6 months ended June 30, 2007 were $3,889,000 compared to $3,134,000 in the same period of 2006, an increase of $755,000, or 24%, with the primary increase relating to stock option expenses which totaled $395,000 for the 6 months ended June 30, 2007 versus $114,000 in the comparable period in 2006.

Research and Development Expense. Research and development expense for the 6 months ended June 30, 2007 and 2006 were $441,000 and $596,000, respectively, reflecting a decrease in the 2007 period of $155,000 over the expense recorded in the same period of 2006. The expense in the 2007 period primarily relates to ongoing work associated with Elcom’s PECOS technology and ongoing work for the Zanzibar eMarketplace contract. The decrease in research and development expense in the first 6 months of 2007, as compared to the same period of 2006, is primarily due to a reduction in work associated with maintenance of the PECOS product, as well as approximately $114,000 of third party consulting expense reflected in the same period of 2006, while during the first 6 months of 2007 all expenses were internal expenses.

Operating Loss. Elcom reported an operating loss of $2,336,000 for the 6 months ended June 30, 2007 compared to a loss of $2,279,000 reported in the comparable period of 2006, an increase of $57,000 in the loss reported. The increase in operating loss is a direct result of an increase in stock option expenses of $496,000 in 2007 compared to $168,000 in 2006.

Interest and Other Income, Net. Interest and other income, net for the 6 months ended June 30, 2007 was $82,000 compared to $46,000 in the same period of 2006. The increase is mainly a result of the recognition of other income of approximately $53,000 arising from the reversal of accrued interest expense related to the Capgemini project.

Interest Expense. Interest expense for the 6 months ended June 30, 2007 was $15,000, compared to $13,000 in the same period of 2006.

Net Loss. Elcom’s net loss for the 6 months ended June 30, 2007 was $2,269,000, an increase in the loss of $23,000 from the loss recorded in the same period of 2006 of $2,246,000, however, the net loss in 2007, included an increase in stock option expenses of $328,000.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2007 was $1,556,000, which is attributable primarily to the Company’s net loss of $2,269,000, together with an increase in accounts receivable of $508,000 and decrease in accrued expenses and other current liabilities of $228,000, offset by an increase in deferred revenues of $549,000 and non-cash depreciation, amortization and stock based compensation expenses aggregating $730,000.

Net cash used in investing activities for the six-month period ended June 30, 2007 was $54,000 due to the purchase of property, equipment and software.

Net cash provided by financing activities for the six-month period ended June 30, 2007 was $2,364,000. On February 5, 2007, the Company agreed to issue 73,230,009 shares of its common stock (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2007 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares and 2006 Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 Regulation S Shares are being used to support the Company’s working capital.

The Company’s principal commitments consist of a lease on its headquarters office facility, capital lease obligations and a long-term software license payable. The Company will also require ongoing investments in research and development, and equipment and software in order to further increase operating revenues and meet the requirements of its customers.

Risk Factors Relating to Liquidity

The Company’s consolidated financial statements as of June 30, 2007 have been prepared under the assumption that the Company will continue as a going concern. The Company’s independent registered public accounting firm, Malone & Bailey, PC, has issued a report dated December 20, 2007 that included an explanatory paragraph referring to the Company’s significant operating losses and expressing substantial doubt in Elcom’s ability to continue as a going concern (See Note 1 - Basis of Presentation - Liquidity and Capital Resources, to the June 30, 2007 Consolidated Financial Statements for additional information), without generating incremental, ongoing operating revenues or, if required, additional capital becoming available. The Company’s ability to continue as a going concern is currently primarily dependent upon its ability to grow revenue, and attain further operating efficiencies.

As of June 30, 2007, the Company had approximately $1.8 million of cash and cash equivalents, and has used $1,556,000 million of cash in operating activities in the first six months of 2007. The Company has incurred $9.1 million of cumulative net losses for the eighteen-month period ended June 30, 2007. The Company has sufficient liquidity to fund operations through the end of 2007, however, it anticipates that it will incur a loss in fiscal year 2007 and will require additional operating revenues in order to achieve profitable operations. If the Company is unable to generate incremental, ongoing operating revenues before the end of 2007, it will require additional capital investment or debt financing in order to continue operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Elcom is currently in discussions with a number of potential financing sources with a view to securing additional capital, and anticipates finalizing the outcome of these discussions during 2008; however, Elcom cannot assure that additional financing will be available on favorable terms, or at all. If funds are not available when required for working capital needs or other transactions, Elcom’s ability to carry out its business plan could be adversely affected, and Elcom may be required to further scale back its operations to reflect the extent of available funding. If Elcom is able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on Elcom’s ability to incur other indebtedness, to pay dividends, to create liens, to sell its capital stock, or enter into other transactions. Such restrictions may adversely affect Elcom’s ability to finance its future operations or capital needs or to grow its business. If Elcom raises additional funds by issuing equity or convertible debt securities, the percentage ownership of Elcom’s existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of the common stockholders.

If Elcom is unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, Elcom would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Factors Affecting Future Performance

A significant portion of Elcom’s revenues are from hosting services and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of Elcom’s Commerce Process Management software system by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the Commerce Process Management software system; the procurement of additional services from Elcom by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; their compliance with the terms and conditions of their agreement with the Scottish Executive; and the ability of Elcom to perform under its agreement with Capgemini.

If further business fails to develop under the Capgemini agreement or if the U.S. eMarketplaces do not expand as expected, or if Elcom is unable to perform under any of these agreements, it would have a material adverse affect on Elcom’s future financial results.

Outlook

The Company expects that its operating loss will continue through 2007. However, losses will be significantly reduced over that incurred during 2006 and the business continues to make improvements in a number of key areas including revenue generation and cost control. Improvements in revenues and operating results from operations in future periods will not occur without the Company being able to generate incremental operating revenues from existing and new clients. The directors remain encouraged by the recent improvements in performance and remain optimistic about the Company’s future prospects.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to the Company's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, it can give no assurance that the Company's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) the necessity for the Company to control its expenses as well as to generate incremental, ongoing operating revenues and whether this objective can be met given the overall marketplace and clients’ acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors; (ii) the consequent results of operations given the aforementioned factors; and (iii) the necessity of the Company to achieve profitable operations within the constraints of its existing resources, and if it can not, the availability of incremental capital funding to the Company, particularly in light of the audit opinion from the Company's independent registered public accounting firm in the Company’s 2006 Annual Report on Form 10-KSB, as amended, and other risks detailed from time to time in this Quarterly Report on Form 10-QSB and in its other SEC reports and statements, including particularly the Company's "Risk Factors" contained in the prospectus included as part of the Company’s Registration Statement on Form S-3 filed on June 21, 2002. The Company assumes no obligation to update any of the information contained or referenced in this Quarterly Report on Form 10-QSB.

Item 3.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Elcom's Chief Executive Officer and Executive Vice President of Finance, after evaluating the effectiveness of Elcom's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2007 (the "Evaluation Date"), have concluded that as of the Evaluation Date, Elcom's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by Elcom in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, because of the untimely filing of the interim reports.

(b) Changes in Internal Controls

Other than as disclosed below, there was no change in Elcom’s internal controls over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Elcom’s internal control over financial reporting. During February 2007, our former Executive Vice President Finance, Paul Bogonis, resigned and was replaced by David Elliott, and subsequent to this, during June 2007 our former Chief Executive Officer, John Halnen, who was terminated without cause during June 2007, was replaced by Gregory King.

PART II - OTHER INFORMATION

Item 4.  Unregistered Sales of Equity Securities and Use of Proceeds

During October and November 2007 and March 2008, Elcom received bridge loans from a non-US investor of £1,000,000 (approximately $2,000,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares as part of a possible fund raise during 2008. Elcom is currently in discussions with a number of potential funding sources with a view to finalizing it funding requirements for 2008. The convertible notes that were issued in connection with these bridge loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

Item 5.  Exhibits

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

Elcom International, Inc. (Registrant)

Date: April 15, 2008	By:	/s/ Gregory King
Gregory King Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2008	By:	/s/ David Elliott
David Elliott Executive Vice President of Finance (Principal Financial and Accounting Officer)