Form 10QSB
period 2007-09-30
ELCOM INTERNATIONAL INC
filed 2008-04-28
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The registrant had 552,177,450 shares of common stock, $.01 par value, outstanding as of April 28, 2008.

Transitional Small Business Disclosure Format Yes ☐ No ☒

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September, 2007 (unaudited) and December 31, 2006	1

	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three- and Nine-Month Periods Ended September 30, 2007 and 2006 (unaudited)	2

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2007 and 2006 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	12

	Part II - OTHER INFORMATION

Item 4.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 5.	Exhibits	13

Signatures		13

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ELCOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$963	$1,086
Accounts receivable:
Trade	962	702
Less allowance for doubtful accounts	(21)	(10)
Accounts receivable, net	941	692
Prepaid expenses and other current assets	207	218
Total current assets	2,111	1,996
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,466	21,316
Furniture, equipment and leasehold improvements	3,088	3,088
	24,554	24,404
Less accumulated depreciation and amortization	23,807	(23,445)
	747	959
OTHER ASSETS	14	14
Total assets	$2,872	$2,969

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligations	$130	$114
Accounts payable	791	647
Deferred revenue	1,304	942
Related party accrued salary, bonuses and interest	756	1,066
Accrued expenses and other current liabilities	722	1,043
Current liabilities of discontinued operations	42	42
Total current liabilities	3,745	3,854
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	90	164
OTHER LONG TERM LIABILITY	180	288
Total liabilities	4,015	4,306

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value; Authorized - 700,000,000 shares - Issued - 552,177,450 and 478,947,441 shares at September 30, 2007 and December 31, 2006, respectively	5,522	4,789
Additional paid-in capital	130,845	128,455
Accumulated deficit	(132,244)	(129,315)
Treasury stock, at cost -- 530,709 shares	(4,712)	(4,712)
Accumulated other comprehensive loss	(554)	(554)
Total stockholders' equity (deficit)	(1,143)	1,337
	$2,872	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007	2006
Net Revenues:
License, hosting services and other fees		$943		$636	$2,475	$2,072
Professional services		467		47	1,463	385
Total net revenues		1,410		683	3,938	2,457

Cost of revenues		453		124	986	447
Gross profit		957		559	2,952	2,010

Operating Expenses:
Selling, general and administrative		1,548		1,740	5,438	4,874
Research and development		77		382	518	978
Total operating expenses		1,625		2,122	5,956	5,852
Operating loss		(668)		(1,563)	(3,004)	(3,842)

Interest and other income net		21		49	102	95
Interest expense		(12)		(9)	(27)	(23)
Net loss before income taxes		(659)		(1,523)	(2,929)	(3,770)
Income taxes		—		—	—	—
Net loss		(659)		(1,523)	(2,929)	(3,770)

Other comprehensive income (loss), net of tax		(1)		37	-	190

Comprehensive loss		$(660)		$(1,486)	$(2,929)	$(3,580)

Basic and diluted net loss per share	$	(—)	$	(—)	$(0.01)	$(0.01)
Weighted average number of basic and diluted shares outstanding		552,177		402,080	552,177	402,080

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,929)	$(3,770)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	353	291
Stock-based compensation	627	305
Provision for doubtful accounts receivable	11	1
Changes in current assets and liabilities:
Accounts receivable	(261)	(11)
Prepaid expenses and other current assets	11	(110)
Accounts payable	144	(178)
Deferred revenue	361	294
Accrued expenses and other current liabilities	(631)	(698)
Net cash used in continuing operating activities	(2,314)	(3,876)
Net cash used in discontinued operations	-	(19)
Net cash used in operating activities	(2,314)	(3,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(112)	(228)
Additions to other assets	—	(4)
Net cash used in investing activities	(112)	(232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	2,496	—
Repayments of loans payable	—	(1,299)
Repayments of capital lease obligations	(85)	(72)
Decrease in other long term liability	(108)	(99)
Net cash provided by (used in) financing activities	2,303	(1,470)

FOREIGN EXCHANGE EFFECT ON CASH	-	189
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123)	(5,408)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,086	6,399
CASH AND CASH EQUIVALENTS, END OF PERIOD	$963	$991

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$27	$37
Income taxes paid	$—	$—
Issuance of common stock in satisfaction of deferred rent	$—	$250
Acquisition of equipment under capital leases	$29	$353

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Consolidation

The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries.

Quarterly Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Elcom as of September 30, 2007, the results of its operations for the three- and nine-month periods ended September 30, 2007 and 2006, and cash flows for the nine-month periods ended September 30, 2007 and 2006. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in Elcom’s Annual Report on Form 10-KSB, for the year ended December 31, 2006. Certain prior period amounts have been reclassified to conform with the current period presentation.

Going Concern

Elcom’s consolidated financial statements as of December 31, 2006 and September 30, 2007 have been prepared under the assumption that Elcom will continue as a going concern. Elcom’s independent registered public accounting firm, Malone & Bailey PC, has issued a report, dated December 20, 2007, on Elcom’s consolidated financial statements as of December 31, 2006 that included an explanatory paragraph referring to Elcom’s significant operating losses and expressing substantial doubt in Elcom’s ability to continue as a going concern. Elcom has incurred net losses every year since 1998, has an accumulated deficit of $132,244,000 as of September 30, 2007, and expects to incur a loss in fiscal year 2007. However, this loss will be substantially lower than that incurred in 2006. As of September 30, 2007, Elcom had $963,000 of cash and cash equivalents and current assets of approximately $2.11 million and had current liabilities of approximately $3.7 million. The ultimate success of Elcom is dependent upon achieving additional revenues by marketing its Commerce Process Management software solutions, typically through channel partners, until Elcom is operating profitably. Elcom has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $6.3 million of cash used in operating activities in fiscal 2006, and $2.3 million of cash used in operating activities in the first nine months of fiscal 2007. Elcom’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. In order to achieve profitable operations, Elcom is dependent upon generating significant new revenues from existing and future contracts. During October and November 2007 and March 2008, Elcom received bridge loans from a non-US investor of £1,000,000 (approximately $2,000,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares as part of a possible fund raise during 2008. Elcom is currently in discussions with a number of potential funding sources with a view to finalizing its funding requirements for 2008.

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

Elcom believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

(i)	Stock-Based Compensation:

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Employee and director stock option grants:
Cost of revenues	$34,000	$8,000	$75,000	$27,000
Selling, general and administrative	86,000	99,000	481,000	213,000
Research and development	10,000	30,000	70,000	65,000

Total stock-based compensation	$130,000	$137,000	$627,000	$305,000

Elcom uses the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. There were no stock-based compensation awards granted during the three or nine month periods ended September 30, 2007. The weighted-average gross fair value of awards under Elcom’s stock option plans in the first nine months of 2006 was $0.09 for each share covered by an option grant, utilizing the following assumptions:

Volatility	160.6-161.4%
Risk-free interest rate	4.59-4.82%
Expected life of options	5 years
Expected dividend yield	0%

Elcom has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over the five year period (consistent with the expected life of the options) ended September 30, 2007. The volatility calculation is based on the reported trading of Elcom’s common stock on the Over The Counter Bulletin Board (“OTCBB”), and Nasdaq Small Cap Market, as applicable. The risk-free interest rate is based on the U.S. Government five-year Treasury Constant Maturity rate, with a five-year term. The expected life of options is based on Elcom’s historical experience, since January 1, 1996, shortly after it became a public Company. The expected dividend yield is zero based on the fact that Elcom has never paid a dividend and does not presently have an intention to pay cash dividends.

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

As of September 30, 2007, Elcom had unamortized stock-based compensation, net of expected forfeitures, aggregating approximately $1,040,176, which will be amortized to expense over the requisite service periods, currently through January of 2009. The unamortized stock-based compensation will be recognized over a weighted average period of approximately 18 months.

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2006	30,934,713	$0.34
Granted	—
Expired	(111,750)
Forfeited	(8,180,099)
Exercised	—
Outstanding at September 30, 2007	22,642,864	$0.42	6.87	—
Vested or expected to vest at September 30, 2007	12,311,600	$0.22	7.30	—
Exercisable at September 30, 2007	11,470,614	$0.42	7.65	—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of Elcom’s common stock at the end of the respective period and the exercise price of the underlying options.

The total grant-date fair value of stock options that vested during the nine months ended September 30, 2007 was approximately $9,000.

3.	Common Stock Issuances

On February 5, 2007, Elcom sold 73,230,009 shares of its common stock to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2005 and 2006, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended (the “Securities Act”) for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 issuance of common stock on the AIM Exchange are being used to support Elcom’s working capital requirements.

4.	Business Segment Information

Elcom’s operations are classified as a single business segment, specifically the development and sale of automated procurement (“eProcurement”) and electronic marketplace (“eMarketplace”) Internet-based software solutions (together, “Commerce Process Management”), which automate many supply chain and financial settlement functions associated with procurement. Elcom operates both in the U.S. and U.K. and geographic financial information for the three- and nine-month periods ended September 30, 2007 and 2006, is set forth below (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues:
U.S.	$251	$172	$597	$704
U.K.	1,159	511	3,340	1,753
Net revenues	$1,410	$683	$3,937	$2,457

Operating income (loss):
U.S.	$(683)	$(1,526)	$(4,319)	$(4,230)
U.K.	15	(37)	1,315	388
Operating loss	$(668)	$(1,563)	$(3,004)	$(3,842)

	September 30,	December 31,
	2007	2006
Identifiable assets:
U.S.	$1,417	$1,352
U.K., including cash and cash equivalents
of $605 and $1,569 in 2007 and
2006, respectively	1,455	1,617
	$2,872	$2,806

Item 2. Management’s Discussion and Analysis or Plan of Operation

Introduction

Elcom International, Inc. (“Elcom” or the “Company”), a corporation formed under the laws of Delaware in December 1992, is a leading provider of Commerce Process Management solutions for buyers, suppliers and communities of commerce. Elcom’s comprehensive suite of Commerce Process Management solutions are used by enterprises of all sizes to automate procurement, enable online marketplaces and sell goods and services over the Internet. Elcom offers its customers a solution designed to enable buyers and sellers to conduct interactive business to business eCommerce over the Internet which improves order to fulfillment cycle times, lowers transaction costs and improves visibility within the Supply Chain. Elcom provides its solutions on a Software as a Service (SaaS) basis to its customers which negates the need for large upfront investment or reliance on internal IT resources. Elcom’s customers enter into a multiyear agreement that requires the payment of recurring usage fees in order to access the software which only requires the existence of a high speed Internet connection and supported web browser. In total, over 100 organizations are currently using or accessing Elcom’s solution under these arrangements. From January 16, 2003 to May 17, 2007, Elcom’s Common Stock was quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO but on May 18, 2007 its stock was suspended from the OTCBB due to a delay in the filing of its annual report for the year ended December 31, 2006 (which was subsequently filed with the SEC on December 22, 2007); however since then its stock has been listed in the Pink Sheets under the symbol ELCO. In addition, from April 16, 2004 to March 31, 2008 Elcom’s Common Stock was traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares). However, the stock was cancelled from re-admission to AIM on April 01, 2008. Elcom now has a management team in place which specializes in corporate turnarounds. Elcom operates in the U.S. and U.K.

Overview

In the U.K., Elcom has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland Programme, where Elcom provides a Commerce Process Management system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. Elcom signed agreements with five (5) Public Entities in 2005 and one (1) in 2006 and for the first nine months of 2007 a further four (4), bringing the total number of Public Entities in the eProcurement Scotland program to 30. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland Programme, and possibly more, depending upon the Scottish Executive’s definition of eligibility. Elcom earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland Programme. Capgemini is the prime contractor in the Scottish Executive Agreement. Elcom subcontracts under this agreement as the technology service provider. During 2006 this contract accounted for over 61% of Elcom’s revenues and during the first nine months of 2007 for over 76% of Elcom’s revenue. This figure has been distorted in the first nine months of 2007 due to an increase in the number of client implementations and a one-off project which related to the migration and development of a new piece of software, however, Elcom continues to remain dependent on it. Management has plans to lower reliance on this particular contract during 2008 and 2009.

In addition, Elcom is a member of a consortium led by PA Consulting Group UK Plc (“PA”), a world-wide consulting firm, which has been awarded a contract, and has executed agreements, including a Framework Agreement between Proc Serve Shared Services Ltd. (“PASSL”), a wholly-owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. Public Entities (the “Zanzibar eMarketplace”). The Zanzibar eMarketplace agreements were signed on August 12, 2005 and have a primary term of five years. PASSL is the primary contractor and Elcom, as a subcontractor to PASSL, will provide the eProcurement and eMarketplace components of the Zanzibar eMarketplace system. Generally, the costs of administrating the Zanzibar eMarketplace contract will be shared by the consortium members, based upon each member’s share of revenues. Accordingly, Elcom will only realize a portion of its earned revenues, after costs of the PASSL entity are accounted for. The Zanzibar eMarketplace agreements provide for one-time installation fees and recurring monthly hosting services fees, as well as payments to Elcom for certain development work. The agreements do not provide PASSL with unfettered rights to the underlying Elcom technology, and therefore Elcom anticipates that its realized development fees will be ratably recognized over the applicable term of the agreement. As of September 2007, nine (9) U.K. Public Entities have officially “gone live”. We are currently in a contractual dispute with PA Consulting in respect of the Zanzibar contract, and also considering initiating an Intellectual Property claim against the same firm.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires Elcom to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, Elcom evaluates its estimates, including those related to income taxes, impairment of long-lived assets, software development costs and revenue recognition. Elcom bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Effective January 1, 2006, Elcom adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”) See Note 2 - Critical Accounting Policies - (ii) Share-Based Compensation, to the September 30, 2007 Consolidated Financial Statements. There were no changes to Elcom’s accounting policies during the first nine months of 2007.

Off-Balance Sheet Financings

Elcom does not have any off-balance sheet financings. Elcom has no majority-owned subsidiaries that are not included in its consolidated financial statements.

Results of Operations

Quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.

Net Revenues. Net revenues for the quarter ended September 30, 2007 increased to $1,410,000, from $683,000 in the same period of 2006, an increase of $727,000, or 106%. License, hosting services and other fees increased from $636,000 in the 2006 quarter to $943,000 in the 2007 quarter, an increase of $307,000, or 48%. This increase is primarily due to an additional 4 customers joining the eProcurement Scotland Programme, the provision of an additional software license and improved revenues in relation to agent fees. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliate fees. Professional services fees increased by $420,000 to $467,000 in the 2007 quarter, from $47,000 in the 2006 quarter, reflecting a greater business focus on up selling professional services and customizations.

Gross Profit. Gross profit for the quarter ended September 30, 2007 increased to $957,000 from $559,000 in the comparable 2006 quarterly period, an increase of $398,000, or 71%. This increase is primarily a result of the reasons detailed above under net revenue increases.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended September 30, 2007 were $1,548,000 compared to $1,740,000 in the third quarter of 2006, a reduction of $192,000, or 11%. This decrease is primarily a result of reduced personnel expenses which follows the headcount reduction undertaken in the first quarter.

Research and Development Expense. Research and development expense for the quarters ended September 30, 2007 and 2006 were $77,000 and $382,000, respectively, reflecting a decrease in the 2006 quarter of $305,000 over the expense recorded in the third quarter of 2006. The expense in the 2006 quarter primarily relates to ongoing work associated with Elcom’s PECOS technology and ongoing work for the Zanzibar eMarketplace contract. The decrease in research and development expense in the second quarter of 2007, as compared to the second quarter of 2006, is primarily due to a reduction in work associated with maintenance of the PECOS product.

Operating Loss. Elcom reported an operating loss of $668,000 for the quarter ended September 30, 2007 compared to a loss of $1,563,000 reported in the comparable quarter of 2006, a reduction of $895,000 in the loss reported. This reduced operating loss in the third quarter of 2007 compared to the same quarter in 2006 was primarily due to the reasons detailed above.

Interest and Other Income, Net. Interest and other income, net for the quarter ended September 30, 2007 was $21,000 compared to $49,000 in the second quarter of 2006. The reduction is a result of a reduction in funds held on deposit.

Interest Expense. Interest expense for the quarter ended September 30, 2007 was $12,000, compared to $9,000 in the same period of 2006.

Net Loss. Elcom’s net loss for the quarter ended September 30, 2007 was $659,000, a decrease in the loss of $864,000 from the loss recorded in the third quarter 2006 of $1,523,000, as a result of the factors discussed above.

Nine Months ended September 30, 2007 compared to nine months ended September 30, 2006.

Net Revenues. Net revenues for the nine months ended September 30, 2007 increased to $3,938,000, from $2,457,000 in the same period of 2006, an increase of $1,481,000, or 60%. License, hosting services and other fees increased from $2,072,000 in the 2006 period to $2,475,000 in the 2007 period, an increase of $403,000, or 19%. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliate fees. Professional services fees increased by $1,078,000, to $1,463,000 in the 2007 period, from $385,000 in the 2006 period, reflecting an increase in eProcurement Scotland client implementations, from 0 in the 2006 period to 4 in the 2007 period and a greater business focus on up selling professional services.

Gross Profit. Gross profit for the nine months ended September 30, 2007 increased to $2,952,000 from $2,010,000 in the comparable 2007 period, an increase of $942,000, or 46%. This increase is primarily a result of the increase in eProcurement Scotland client implementations and additional professional services income.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2007 were $5,438,000 compared to $4,874,000 in the same period of 2006, an increase of $564,000, or 11%, the main increases relates to stock option expenses which totaled $481,000 for the 9 months ended September 30, 2007 versus $214,000 in the comparable period in 2006 and increased legal fees.

Research and Development Expense. Research and development expense for the nine months ended September 30, 2007 and 2006 were $518,000 and $978,000, respectively, reflecting a decrease in the 2007 period of $460,000 over the expense recorded in the same period of 2006. The expense in the 2007 period primarily relates to ongoing work associated with Elcom’s PECOS technology and ongoing work for the Zanzibar eMarketplace contract. The decrease in research and development expense in the first nine months of 2007, as compared to the same period of 2006, is primarily due to a reduction in work associated with maintenance of the PECOS product, as well as approximately $114,000 of third party consulting expense reflected in the same period of 2006, while during the first nine months of 2007 all expenses were internal expenses.

Operating Loss. Elcom reported an operating loss of $3,004,000 for the nine months ended September 30, 2007 compared to a loss of $3,842,000 reported in the comparable period of 2006, a reduction of $838,000 in the loss reported. The reduction in loss is a direct result of the increase in top line revenue.

Interest and Other Income, Net. Interest and other income, net for the nine months ended September 30, 2007 was $102,000 compared to $95,000 in the same period of 2006.

Interest Expense. Interest expense for the nine months ended September 30, 2007 was $27,000, compared to $23,000 in the same period of 2006.

Net Loss. Elcom’s net loss for the nine months ended September 30, 2007 was $2,929,000, a reduction in the loss of $841,000 from the loss recorded in the same period of 2006 of $3,770,000, which was despite an increase in stock option expenses of $322,000 over the same period in 2006

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2007 was $2,314,000, which is compared to the $3,895,000 used in the comparable period during 2006, which is attributable primarily to Elcom’s net loss of $2,929,000, together with an increase in accounts receivable of $261,000 and decrease in accrued expenses and other current liabilities of $631,000, offset by an increase in deferred revenues of $361,000 and non-cash depreciation, amortization and stock based compensation expenses aggregating $980,000.

Net cash used in investing activities for the nine-month period ended September 30, 2007 was $112,000 due to the purchase of property, equipment and software.

Net cash provided by financing activities for the nine-month period ended September 30, 2007 was $2,314,000. On February 5, 2007, Elcom agreed to issue 73,230,009 shares of its common stock (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2007 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares and 2006 Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 Regulation S Shares are being used to support Elcom’s working capital.

Elcom’s principal commitments consist of a lease on its headquarters office facility, capital lease obligations and a long-term software license payable. Elcom will also require ongoing investments in research and development, and equipment and software in order to further increase operating revenues and meet the requirements of its customers.

Risk Factors Relating to Liquidity

Elcom’s consolidated financial statements as of September 30, 2007 have been prepared under the assumption that Elcom will continue as a going concern. Elcom’s independent registered public accounting firm, Malone & Bailey, PC, has issued a report dated December 20, 2007 that included an explanatory paragraph referring to Elcom’s significant operating losses and expressing substantial doubt in Elcom’s ability to continue as a going concern (See Note 1 - Basis of Presentation - Liquidity and Capital Resources, to the September 30, 2007 Consolidated Financial Statements for additional information), without generating incremental, ongoing operating revenues or, if required, additional capital becoming available. Elcom’s ability to continue as a going concern is currently primarily dependent upon its ability to grow revenue and attain further operating efficiencies.

As of September 30, 2007, Elcom had approximately $963,000 of cash and cash equivalents, and has used $2,314,000 of cash in operating activities in the first nine months of 2007. Elcom has incurred $9.5 million of cumulative net losses for the twenty-one month period ended September 30, 2007. Elcom has sufficient liquidity to fund operations through the end of 2007, however, it will incur a loss in fiscal 2007 and will require additional operating revenues in order to achieve profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Factors Affecting Future Performance

A significant portion of Elcom’s revenues are from hosting services and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of Elcom’s Commerce Process Management software system by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the Commerce Process Management software system; the procurement of additional services from Elcom by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; their compliance with the terms and conditions of their agreement with the Scottish Executive; and the ability of Elcom to perform under its agreement with Capgemini.

If further business fails to develop under the Capgemini agreement or if the U.S. eMarketplaces do not expand as expected, or if Elcom is unable to perform under any of these agreements, it would have a material adverse affect on Elcom’s future financial results.

Outlook

Elcom will continue to incur operating losses through 2007; however, Elcom expects that losses will be significantly reduced over that incurred during 2006 and the business continues to make improvements in a number of key areas including revenue generation and cost control. Improvements in revenues and operating results from operations in future periods will not occur without Elcom being able to generate incremental operating revenues from existing and new clients. The directors remain encouraged by the recent improvements in business performance and remain optimistic about the Company’s future prospects.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-QSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to Elcom's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although Elcom believes that such forward-looking statements are reasonable, it can give no assurance that Elcom's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause Elcom's future results to differ materially from those anticipated, including: (i) the necessity for Elcom to control its expenses as well as to generate incremental, ongoing operating revenues and whether this objective can be met given the overall marketplace and clients’ acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors; (ii) the consequent results of operations given the aforementioned factors; and (iii) the necessity of Elcom to achieve profitable operations within the constraints of its existing resources, and if it can not, the availability of incremental capital funding to Elcom, particularly in light of the audit opinion from Elcom's independent registered public accounting firm in Elcom’s 2006 Annual Report on Form 10-KSB, as amended, and other risks detailed from time to time in this Quarterly Report on Form 10-QSB and in its other SEC reports and statements. Elcom assumes no obligation to update any of the information contained or referenced in this Quarterly Report on Form 10-QSB.

Item 3.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

Elcom's Chief Executive Officer and Executive Vice President of Finance, after evaluating the effectiveness of Elcom's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2007 (the "Evaluation Date"), have concluded that as of the Evaluation Date, Elcom's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by Elcom in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, because of the untimely filing of the interim reports.

(b)  Changes in Internal Controls

Other than as disclosed below, there was no change in Elcom’s internal controls over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, Elcom’s internal control over financial reporting. During February 2007, our former Executive Vice President Finance, Paul Bogonis, resigned and was replaced by David Elliott, and subsequent to this, during June 2007 our former Chief Executive Officer, John Halnen, who was terminated without cause during June 2007, was replaced by Gregory King.

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

Elcom International, Inc. (Registrant)

Date: April 28, 2008	By:	/s/ Gregory King
Gregory King Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2008	By:	/s/ David Elliott
David Elliott Executive Vice President of Finance
(Principal Financial and Accounting Officer)