Form 10KSB
period 2007-12-31
ELCOM INTERNATIONAL INC
filed 2008-09-10
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

The issuer’s revenues for the year ended December 31, 2007 were $5,377,345

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of such common equity on the Pink Sheets on September 08, 2008 was $1,656,532. For purposes of this disclosure only, the issuer has assumed that its directors, executive officers, and beneficial owners of 10% or more of the issuer’s Common Stock are affiliates of the issuer.

The registrant had 552,177,450 shares of Common Stock, $.01 par value, outstanding as of September 08, 2008.

Transitional Small Business Disclosure Format Yes☐ No ☒

PART I
Item 1. Description of Business

Introduction

Elcom International, Inc. (“Elcom”), a corporation formed in Delaware in December 1992, is a leading provider of Internet-based remotely hosted, integrated eProcurement and eMarketplace solutions and services (“ePurchasing”). Our PECOS™ (“Professional Electronic Commerce Online System”) ePurchasing solution is typically remotely hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are currently using or accessing Elcom’s solution under these arrangements. Since January 16, 2003, our Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. On May 18, 2007, our stock was suspended from the OTCBB due to a delay in our filing the annual report for the year ended December 31, 2006 with the SEC and since then our stock has been listed in the Pink Sheets under the symbol ELCO. In addition, since April 16, 2004, our common stock was traded on the AIM Exchange (as defined below) under the symbols ELC and ELCS (designating the Regulation S Shares); however, the stock was cancelled from admission on April 1st, 2008. We operate in the U.S. and U.K.

Overview

Prior to the divestiture of its information technology (“IT”) products and services business in the U.K. and U.S., we had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several, innovative electronic commerce (“eCommerce”) solutions. During 2001, we carefully reviewed our business operations, and in order to reduce operational and financial risks and properly align our operations with the slowing demand for IT products and the overall economic environment, we decided to divest our IT products and services business to reduce costs and allow us to focus exclusively on our core business of providing large scale Commerce Process Management solutions. On December 31, 2001, we divested ourselves of our U.K. IT products business and on March 29, 2002, we divested ourselves of our U.S. IT products and services business. Commencing during the second quarter of 2002, our sole source of revenue has been the implementation of Commerce Process Management solutions and associated usage and professional services.

In the U.K., we have a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland Programme, where Elcom provides a Commerce Process Management system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. We signed agreements with one Public Entity in 2006 and nine in 2007, bringing the total number of Public Entities in the eProcurement Scotland Programme to 35. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland Programme, and possibly more, depending upon the Scottish Executive’s definition of eligibility. We earn implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland Programme. Capgemini is the prime contractor in the Scottish Executive Agreement. Elcom subcontracts under this agreement as the technology service provider. During 2007 this contract accounted for over 75% of our revenues, although this included a one off data migration project that slightly distorted the figures, and Elcom continues to remain dependent on it; however, plans are in place to reduce reliance upon this contract during 2008 and 2009.

Common Stock Issued under Regulation S in the U.K. - Change in Control of Elcom

On December 20, 2005, we agreed to issue an aggregate of 298,582,044 shares of our common stock (the “2005 Regulation S Shares”) to investors in the U.K., and listed the 2005 Regulation S Shares on the Alternative Investment Market of the London Stock Exchange (“AIM Exchange”). The 2005 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended for offshore placements, and therefore are subject to restrictions. Under Regulation S, the holders of the Regulation S Shares are prohibited from selling their Regulation S Shares in the United States to a “U.S. person” (as defined in the Securities Act) or for the benefit or account of a U.S. person, for a one-year period from the date of issuance (which period has expired for the 2005 Regulation S Shares). During this one-year period, the holders of the Regulation S Shares may otherwise trade their Regulation S Shares in the U.K. and outside the U.S., pursuant to Regulation S and other securities laws applicable in the jurisdiction in which the Regulation S Shares are traded. Upon the expiration of this one-year period, the Regulation S Shares will be “restricted securities” as the term is defined in Rule 144 under the Securities Act and may be sold in the United States to a U.S. person or for the benefit or account of a U.S. person in accordance with Rule 144. The Regulation S Shares trade on the AIM Exchange and will not commingle with the stock quoted on the OTCBB until and unless we register the Regulation S Shares with the SEC or an exemption from registration exists with respect to the Regulation S Shares. The Regulation S Shares have not been registered under the Securities Act and may not be offered or sold in the United States (or to a U.S. person) absent registration or an applicable exemption from the registration requirements. We raised a total of approximately $7.2 million in cash, net of issuance costs, and converted $547,000 of non-U.S. Loans and related accrued interest (see Note 3 to Consolidated Financial Statements) via issuance of the 2005 Regulation S Shares in the U.K. The 2005 Regulation S Shares were sold at a price of £0.015 (approximately $0.0266) per share. The holders of the 2005 Regulation S Shares also have certain registration rights. The funds derived from the sale of the 2005 Regulation S Shares were used to support our working capital requirements.

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

In connection with the March 6, 2006 Schedule 13D, the SWIM Entities also informed us of their request that the Board of Directors call a special meeting of our stockholders for the purposes of amending certain provisions of our by-laws and replacing three directors with candidates nominated by the SWIM Entities (the “SWIM Candidates”). Elcom and its current Board of Directors at that time entered into an agreement with the SWIM Entities to effect an orderly transition of the Board of Directors to the control of the SWIM Candidates, and avoid the incremental costs of holding a special meeting of stockholders. Mr. Sean Lewis, Former Chairman, and John E. Halnen, Former President and Chief Executive Officer, served as Directors until April 21, 2006 when Justin Dignam, Elliott Bance and Gregory King were appointed as Directors. On September 7, 2006, William Lock was also appointed a Director. As of December 31, 2006 the SWIM Entities owned approximately 69% of our outstanding stock.

On February 5, 2007, we sold 73,230,009 shares of our common stock (the “2007 Regulation S Shares”) to investors in the U.K. and listed the shares on the AIM Exchange. The 2007 Regulation S Shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act for offshore placements, and therefore are subject to the same restrictions as the 2005 Regulation S Shares and the 2006 Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 Regulation S Shares are being used to support our working capital requirements until we achieve positive cash flow. As a result of the February 2007 issuance of common stock on the AIM Exchange, the SWIM Entities increased their ownership of our outstanding stock to 73%.

Product Overview

Since our inception in 1992, we have developed our PECOS system, which automates many supply chain and financial settlement functions associated with procurement. We intend to augment our core Commerce Process Management solutions with other supply chain and supplier-oriented systems to enable the conduct of interactive procurement, supplier relationship management, and financial settlement. We have licensed a third-party dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation (or eNegotiation) functions, which module is offered as optional functionality to clients. Our PECOS solution can support large numbers of end-user clients, products, suppliers and transactions and its transaction server middleware provides a scalable foundation for robust system performance and high transaction capacity.

Elcom’s Commerce Process Management solution combines robust integrated eProcurement and eMarketplace capabilities and is typically remotely-hosted via our data center. Management believes that the combination of eProcurement and eMarketplace functionality capabilities in a single code base gives Elcom a strong low-cost offering and importantly, can be offered to potential clients from either functional viewpoint.

Procurement and Sourcing Overview

AMR Research estimates that the worldwide procurement and sourcing market will grow from $2.7 billion in 2007 to $3.3 billion in 2010.

Professional Services

Our professional service offerings include various consulting and supplier services to its clients. These services range from implementation of PECOS and initial training and consulting, to interfacing data from PECOS into back-end computer systems, including Enterprise Resource Planning (“ERP”) systems such as Oracle, SAP, Lawson, and others. Suppliers are also offered services associated with catalog content and categorization, loading procedures and automated data update methodologies.

Management Information Systems

In the U.S., we license and utilize software from Oracle Corporation and other software firms for our Management Information System (“MIS”). Our MIS incorporates modules supporting general ledger, accounts payable and accounts receivable. Management receives data from its chartered accountants in the U.K. to manage and monitor its U.K. operations.

Our operations are dependent in part upon our ability to protect our MIS network infrastructure in our Norwood, MA facility against damage from physical/“cyber” break-ins, natural disasters, operational disruptions and other events. To protect our data and provide service to our customers if the data center were to become inoperative, we have a disaster-recovery system in place.

Sales and Marketing

As of December 31, 2007, our sales, marketing and related support personnel in the U.S. and U.K. were comprised of four marketing and/or relationship management personnel, and nine customer support personnel. We market and sell our Commerce Process Management solutions primarily through our channel partners.

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

Competition

The market for Commerce Process Management solutions is competitive and evolving rapidly. We expect competition in this market to continue to intensify in the future. Among other factors, before investing in an eBusiness system, we believe potential clients consider the cost of the system compared to the level of features and functions available in eCommerce applications and the cost to acquire, implement and maintain the system, as well as the length of time to implement a system and, as applicable, integrate it with a company’s existing computer system. We compete with vendors of prepackaged eCommerce software, vendors of software tools for developing eCommerce applications and systems integrators. Our competitors include Ariba, Inc., Perfect Commerce (based on the Commerce One platform), Ketera (based on Ariba, hosted) and Epsilon (Ariba). We also see competition from other emerging and established companies, including Oracle, SAP, and other ERP systems, many of which have products or alliances to offer Internet-based eCommerce, including eProcurement modules which function as part of their ERP system(s). Our potential competitors also include systems integrators such as Electronic Data Systems (EDS). Most of our competitors are much larger than us and have substantially greater resources, both financial and otherwise.

Intellectual Property

Our success and ability to compete are dependent, in part, upon our proprietary technology. While we rely to a certain extent on trademark, trade secret, patent and copyright law to protect our technology, we believe that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product availability and distribution are of equal importance for establishing and maintaining a competitive position. Although we have received a patent on certain, specific aspects of our PECOS technology, there can be no assurance that other entities will not develop, or have not developed, technologies that are similar or superior to our technology. The source code for our proprietary software is also protected both as a trade secret and as an unregistered copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use some portions of our products or technology without authorization, or to develop similar technology independently.

Government Regulation

We are not currently subject to direct regulation by any government agency, other than regulations generally applicable to businesses, and there are currently few laws or regulations directly applicable to commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect thereto, covering issues such as greater user privacy, pricing and characteristics, taxation of Internet sales and quality of products and services. The adoption of any such laws or regulations may decrease the growth of eCommerce and/or the Internet, which could in turn decrease the demand for our products and increase our cost of doing business or otherwise have an adverse effect on our business, operating results or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is evolving.

Environmental Matters

Based on our experience to date, the cost of compliance with environmental matters has been immaterial and we believe that it is in material compliance with applicable environmental laws and regulations.

Personnel

As of December 31, 2007, we had a total of 29 full time personnel in the U.S. and 10 full time personnel in the U.K. Our personnel are not represented by any labor union and we believe that our personnel relations are good. Our future success depends, in significant part, upon the continued service of our key technical and senior management personnel and our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that we can retain our key managerial and technical personnel or that we will be able to attract or retain additional highly qualified technical and managerial personnel in the future. We relied heavily on stock option grants to motivate and incentivize our personnel. As of September 08, 2008, we employed 25 full time personnel in the U.S. and 8 full time and 1 part time personnel in the U.K.

Company Trade Names and Trademarks

Elcom and PECOS are trade names and/or trademarks. We have referred to a variety of other entities and products in this Form 10-KSB, certain of which are trade names or trademarks. Such trade names or trademarks are the property of the respective companies owning such trade names and trademarks.

Item 2. Description of Property

As of December 31, 2007, we leased the property set forth below. The facility lease expires on December 31, 2008. The property is in good condition; however, the size exceeds our current requirements and Elcom is in the process of reviewing its options regarding relocation. (See Note 7 in the Notes to Consolidated Financial Statements, included elsewhere in this Form 10-KSB).

LOCATION	APPROXIMATE SQUARE FOOTAGE	USE

Norwood, Massachusetts	36,000	Corporate Headquarters

Our U.K. personnel work either at customer sites or from home offices which are equipped with the necessary office infrastructure to conduct business, including high-speed Internet access.

Item 3. Legal Proceedings

During the fourth quarter of 2006, a cash deposit made by Elcom International Inc. with a sales agent of €1,000,000 (approximately $1,200,000 based on the exchange rate at the time) in connection with a potential bid for government contracts outside the United States was completed without approval of the Board of Directors. The funds were due to be returned to Elcom on or before the May 15, 2007. The Board of Directors commenced legal proceedings against the sales agent in June 2007, however, in March 2008 the Board chose to have the proceedings dismissed due to a number of concerns, including the collectability of funds even if a positive outcome was secured via legal proceedings (for which there could have been no assurances regarding the outcome), and the ongoing legal fees associated with the proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Price Range of Common Stock

Since January 16, 2003, our Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO (ELCOE since April 2007 to indicate that the Annual Report on Form 10-KSB for the year ended December 31, 2006 had not been filed with the SEC by the appropriate extended deadline). In addition, since April 16, 2004, our Common Stock has traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares). As of September 08, 2008, there were approximately 424 stockholders of record. The high and low closing sales prices reported by the OTCBB for each of the quarters in the two year period ended December 31, 2007 are set forth in the table below. For the period from January 1, 2007, to May 17, 2007 to December 31, 2007, such high and low closing sales prices were $0.069, $0.07 and $0.003, respectively. The OTCBB market closing sales prices reflect inter-dealer prices, without retail mark-up, mark-downs, or commissions and may not represent actual transactions.

	2007		2006
Quarter Ended	High	Low	High	Low
March 31	$0.100	$0.065	$0.170	$0.075
June 30	$0.080	$0.050	$0.180	$0.100
September 30	$0.050	$0.015	$0.130	$0.100
December 31	$0.025	$0.003	$0.140	$0.070

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

The following table sets forth, for the equity compensation plan categories listed below, information as of December 31, 2007:

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

Recent Sales of Unregistered Securities

During October and November 2007, and March, May and June 2008 we received bridge loans from a non-US investor of £1,250,000 (approximately $2,500,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at any time. The convertible notes that were issued in connection with these bridge loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

Recent Repurchases of Equity Securities

During the fourth quarter of fiscal 2007, we did not repurchase any equity securities.

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

RESULTS OF OPERATIONS

The following table sets forth various items of operating results for each of the years in the two-year period ended December 31, 2007 (in thousands):

	2007	2006
Net revenues	$5,377	$3,218
Gross profit	4,179	2,546
Selling, general and administrative expenses	7,480	8,156
Research and development expenses	766	1,231
Operating loss	(4,067)	(6,841)
Interest expense	(50)	(69)
Interest and other income, net	352	78
Net loss	$(3,765)	$(6,832)

Year ended December 31, 2007 compared to the year ended December 31, 2006

Net Revenues. Net revenues for the year ended December 31, 2007 increased to $5,377,000 from $3,218,000 in 2006, an increase of $2,159,000, or 67%. License, hosting services and other fees for 2007 increased to $3,375,000 from $2,710,000 in 2006, an increase of $665,000 or 25%. This increase is primarily due to higher hosting services revenue related to the Scottish Executive’s eProcurement Scotland Programme related fees. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees and eMarketplace agent and affiliate fees. Professional services fees for 2007 increased to $2,002,000, from $508,000 in 2006. Deferred revenue includes $171,222 related to the provision of an eMarketplace to the UK Government under a framework agreement with Procserve Shared Services Ltd (see Note 10), the bulk of which relates to implementation services that were ongoing as of December 31, 2007. We began accreting license revenue related to the eMarketplace in June 2007.

Revenues from Capgemini associated with the Scottish Executive Department of the Government of Scotland (the “Scottish Executive”), comprised 75% and 61% of net revenues for the years ended December 31, 2007 and 2006, respectively, although the 2007 figures were distorted by one off income in respect of the number of client implementations. Management has plans in place to reduce reliance on this contract during 2008 and 2009.

Gross Profit. Gross profit for the year ended December 31, 2007 increased to $4,179,000 from $2,546,000 in 2006, an increase of $1,633,000, or 64%. This increase is primarily the result of an increase in license, hosting services and other fees recognized in 2007 over that in 2006. In addition, we recorded a lower level of cost of revenues in 2007, primarily as a result of decreased personnel time required to support the established customer base.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) for the year ended December 31, 2007 were $7,480,000 compared to $8,156,000 in 2006, a decrease of $676,000, or 8%. The main decrease is a result of the 2006 expenses, which included the bad debt write off of the Khan deposit of $1,200,000 - see Item 3 Legal Proceedings. However, if the bad debt write off is excluded, expenses would have increased by $524,000 or 8%. Personnel expenses remained at a similar level to that during 2006. Personnel expenses recorded in 2007 include $591,000 (2006 - $462,000) of stock option expense related to the adoption of SFAS 123R, which requires the expensing of stock-based compensation (stock options) (see Note 2 - Critical Accounting Policies - (ii) Stock-Based Compensation.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2007 and 2006 were $766,000 and $1,231,000 respectively, a decrease of $465,000, or 38%, in 2007 over 2006. The decrease in expense in 2007 primarily relates to ongoing work associated with improving the data interchange inbound interface capabilities of our PECOS technology.

Operating Loss. We reported a loss from operations of $4,067,000 for the year ended December 31, 2007 compared to a loss of $6,841,000 for the year ended December 31, 2006, a decrease in the operating loss of $2,774,000 or 41%. This decrease in operating loss in 2007 compared to 2006 was primarily due to the increase in top line revenue and close control of expenses.

Interest Expense. Interest expense for the year ended December 31, 2007 was $50,000, a decrease of $19,000 over the $69,000 of interest expense recorded for the year ended December 31, 2006. The decrease in interest expense was due primarily to a one-off charge of $37,500 recorded in 2006 in relation to the performance bond fee.

Interest and Other Income, Net. Interest and other income, net for the year ended December 31, 2007 was $352,000 versus $78,000, for the year ended December 31, 2006. The change from 2006 to 2007 is largely due to the release of accrued interest and an accrual for a contingent liability that was confirmed during 2007 to be no longer payable.

Net Loss. We generated a net loss for the year ended December 31, 2007 of $3,765,000, versus a net loss of $6,832,000 for the year ended December 31, 2006, a decrease in the loss of $3,067,000 or 45%.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations for the year ended December 31, 2007 was $3.7 million, resulting primarily from a net loss from continuing operations of $3.8 million.

As previously discussed, on February 5, 2007, we agreed to issue 73,230,009 shares to investors in the U.K. and listed the shares on the AIM Exchange. As was the case in 2005 and 2006, the shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares sold previously. Elcom raised a total of $2.5 million in cash, net of issuance costs of $23,948. The funds derived from the 2007 issuance of common stock on the AIM Exchange are being used to support our working capital requirements.

At December 31, 2007, our principal sources of liquidity were cash and cash equivalents of $947,000 and net accounts receivable of $1,725,000.

Our principal commitment consists of a lease on our headquarter office facility. We will also require ongoing investments in research and development and property, equipment and software in order to further increase operating revenues and meet the requirements of our customers.

Risk Factors Relating to Liquidity

Our consolidated financial statements as of December 31, 2007 have been prepared under the assumption that we will continue as a going concern for 2008. Our independent registered public accounting firm, Malone & Bailey, P.C., have issued a report dated September 08, 2008 that included an explanatory paragraph referring to the significant operating losses and substantial doubt in its ability to continue as a going concern without generating incremental operating revenues or, if required, additional capital becoming available.

We cannot assure you that additional financing will not be needed, or if needed be available on favorable terms, or at all. If funds are not available when required for working capital needs or other transactions, our ability to carry out our business plan could be adversely affected, and we may be required to scale back our operations to reflect the extent of available funding. If we are able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on our ability to incur other indebtedness, to pay dividends, to create liens, to sell our capital stock, or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or capital needs or to grow our business. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of the common stockholders.

If we are unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, we would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our lease commitment on its headquarters office facility is payable as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating lease	$230	$230	$	$—	$—

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

We market both an enterprise and non-enterprise (hosted) model of PECOS software. Revenue consists principally of fees for licenses, and hosting services, and we also earn fees from certain clients by providing a separate, test instance of our hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. In addition, we earn usage and volume related fees derived from “eMarketplace” activities, as well as fees from certain suppliers for maintaining their data in the Commerce Process Management system for mutual customers. We earn professional services fees for implementation and related professional services. As part of the revenue recognition process, significant management judgments and estimates must be made and used to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if different judgments or estimates were made.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of its software solution specific to the client before the hosting term begins. Hosting services agreements also generally call for us to provide technical support and software updates and upgrades to customers during the term of the agreement. We recognize these hosting services revenues over the hosting term, which is typically one year, in accordance with Emerging Issues Task Force (“EITF”) 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware (“EITF 00-3”), and SEC Staff Accounting Bulleting Topic 13, Revenue Recognition (“SAB 13”). We recognize revenue on this basis because our customers do not have (except as noted below) the contractual right to take possession of the software at any time during the hosting period. Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and then provide for time-based hosting services fees thereafter. If a hosting services agreement accounted for under EITF 00-3 and SAB 13 provides for the payment of fees that are required in order for the customer to use the software system, beyond those for hosting services, including implementation fees, these additional fees are typically recognized ratably over the first year of the arrangement, if the related hosting services agreement is subject to annual renewal by the customer. Otherwise, such fees are typically recognized over the term of the related agreement. We entered into a large hosting services contract that will be accounted for under EITF 00-3 and SAB 13, as the client(s) do not have an unfettered right to take possession of the hosted PECOS software system. The initial hosted software system has been accepted by the client, and the first customer began using the system in late June 2006. In this particular contract, Elcom will be paid certain development fees for providing each of three phases of the specified software system, implementation fees for each customer that contracts to use the software system, and ongoing hosting service fees. Because the development and implementation fees are for Elcom professional services that are required in order for the customer(s) to use the hosted software system, once such professional services are complete, Elcom will recognize the associated fee in revenue over the remaining contract life (initially five years) as clients in this certain arrangement do not have annual opportunities to cancel the arrangement. As of December 31, 2007, due to the limited level of use of the software system, only $31,847 had been recognized as revenue under this contract.

One of our customers, Capgemini, has an unfettered contractual right to take possession of the eProcurement software at any time, and we and Capgemini jointly maintain a “hot back-up site” to support certain customer requirements. We have concluded that, due to Capgemini’s technological expertise, and the jointly maintained back-up site, it is feasible for this customer to run the software on its own without significant penalty. Accordingly, we account for this contract in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions (“SOP 97-2, as amended”) using the residual method. In this case the contract calls for a license fee, specific fees for initial professional services as locations are brought live (implementation fees) and ongoing hosting services for each location. Under the residual method, the total contract fee for this contract was first allocated to the fair value of the undelivered elements (i.e., implementation services and hosting fees) based on their vendor specific objective evidence (“VSOE”) and the remaining portion of the total contract fee was allocated to the software license. We determined the VSOE of fair value for the implementation services based upon its current and historical pricing for those services when sold separately and the VSOE of fair value for hosting services based upon substantive renewal rates. Per the terms of this contract, the timing of the payment of the license fee for this contract was based upon the number of Public Entities signing agreements. Accordingly, the license fee revenue was recognized as the milestones were met and the license payments became due. The final milestone was achieved in 2004. Implementation fees for this contract are recognized as revenue upon completion of the professional services, in accordance with the client specifications and hosting services fees are recognized over the hosting services term, generally one year.

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

(ii) Accounting for Convertible Debentures

During 2003, Elcom raised funds via private placements to accredited investors of 10% Senior Convertible Debentures due 2013 (the “Debentures”). We accounted for these debentures as a conventional convertible debt instrument and have accounted for the debentures in accordance with Accounting Principles Board Opinion Number 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. In accordance with these pronouncements, over a four year period, through December 2006, we recorded non-cash interest expense and offsetting credits to equity (additional paid-in capital) totaling $1,587,000 over these four years. These amounts reflect, as interest expense, the Beneficial Conversion Feature (“BCF”) of the difference between the per share conversion price of the Debentures and the then current trading price of our common stock when the Debentures were issued or amended. In accordance with the pronouncements, the BCF recorded was limited to the face amount of the Debentures and related interest that is paid-in-kind. The Debentures also provided for adjustment of the per share conversion price in the event that equity was raised after the issuance of the Debentures, at a price less than the original per share Debenture conversion price. Accordingly, an adjustment to the Debenture conversion price (from $0.125 per share to $0.046 per share) was made in conjunction with common stock issuances by Elcom in December 2005. The Debentures provided that adjustments to the per share conversion price would be made on a weighted average basis. Upon the change in control, as defined in the debenture agreements, adjustments to the per share conversion price would be made on a weighted average basis. Upon the change in control of, as defined in the debenture agreements, in December 2005 the debentures converted to common stock at an adjusted per share price of $0.04643 when we closed on the sale of our common stock with third parties at a price of $0.0266 per share.

(iii) Shared-Based Payment SFAS No.123R

As of January 2006, we adopted SFAS No. 123R, Share-Based Payment, using (1) the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation expense over the service periods for awards expected to vest and (2) the short-cut method to determine the pool of windfall tax benefits. During 2007, we recorded $797,000 of compensation expense under SFAS No. 123R attributable to stock options. The adoption of SFAS No. 123R had a material impact on our consolidated financial statements. The fair value of our stock option grants is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock-Based Compensation. Such value is recognized as expense over the service period, net of estimated forfeitures.

Off-Balance Sheet Financings

We do not have any off-balance sheet financings. We have no majority-owned subsidiaries that are not included in the consolidated financial statements.

Factors Affecting Future Performance

A significant portion of Elcom’s revenues are from license and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of Elcom’s Commerce Process Management solution by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the Commerce Process Management solution; the procurement of additional services from us by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; and their compliance with the terms and conditions of their agreement with the Scottish Executive and our ability to perform under our agreement with Capgemini.

If further business fails to develop under the Capgemini agreement or if the U.S. initiatives do not expand as expected, or if we are unable to perform under any of these agreements, it would have a material adverse effect on our future financial results.

Outlook

Improvements were evident in most areas of the business during 2007 and the directors remain optimistic about the future. Further improvements in revenues and operating results from operations in future periods will not occur without our being able to generate incremental operating revenues from existing and new clients.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-KSB could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to our objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although we believe that such forward-looking statements are reasonable, we can give no assurance that our expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause our future results to differ materially from those anticipated, including: (i) the necessity for us to generate incremental operating revenues and whether this objective can be met given the overall marketplace and client's acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions including corporate demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, and control of expenses and revenue growth; (ii) the consequent results of operations given the aforementioned factors; (iii) the necessity to achieve profitable operations within the constraints of our existing resources and, if it can not, the availability of incremental capital funding; and (iv) other risks detailed from time to time in this Annual Report on Form 10-KSB and in our other SEC reports and statements. We assume no obligation to update any of the information contained or referenced in this Annual Report on Form 10-KSB.

Item 7. Financial Statements

See the Consolidated Financial Statements beginning on page F-1. Supplemental earnings (loss) per share information is included in Note 2 (m), of the Notes to Consolidated Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On September 20, 2007, we dismissed Vitale Caturano & Company Ltd (“VCC”) as our principal independent accountants. The decision to dismiss VCC was approved by our Audit Committee and Board of Directors.

The report of VCC for our 2005 financial statements did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph relating to the Company’s ability to continue as a going concern

During the fiscal year ended December 31, 2005 , there were no disagreements between the Company and VCC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to VCC’s satisfaction would have caused VCC to make reference to the subject matter of the disagreement in connection with its report.

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

On August 30, 2007, we engaged Malone & Bailey PC (“MB”) as our new principal independent accountant to audit our financial statements for 2006 and 2007. During the two most recent fiscal years and the interim period preceding the engagement of MB, we did not consult with MB regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and MB did not provide a written report or oral advice to us that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or an event identified in Item 304(a)(1)(iv) of Regulation S-B.

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

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including it’s principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions regardless of how remote. As of the end of the period covered by the Annual Report, we carried out an evaluation, under the supervision of our Chief Executive Officer and Executive Vice President Finance of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation our Chief Executive Officer and Executive Vice President Finance, have concluded that as of the Evaluation Date, Elcom's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by Elcom in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, because of the untimely filing of the interim reports and because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework. Based on our assessment using those criteria, our management concluded that there was a material weakness in our internal control over financial reporting.

The material weakness was identified as the Company’s limited segregation of duties amongst employees with respect to the preparation and review of the financial statements. This material weakness is the result of the limited number of employees employed within the financial reporting area.

Our Executive Vice President Finance evaluated our internal controls and concurred that disclosure controls and procedures have not been effective and reported within the time periods specified in the SEC rules and forms. However, at this time, our resources and size prevent us from being able to employ sufficient resources to enable adequate segregation of duties within our internal control system. The Company intends to hire additional employees and reallocate duties, including responsibilities for financial reporting as soon as the Company has the financial resources to do so. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures. However, in the interim period the Company has taken corrective action and increased management supervision of the review process.

Other than the material weakness indicated above, no accounting errors or misstatements have been identified by our disclosure controls and procedures that would have a material effect on our Financial Statements.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by our auditors, Malone & Bailey, PC or any other independent registered accounting firm.

Changes in Internal Controls over Financial Reporting

During February 2007 our former Executive Vice President Finance, Paul Bogonis, resigned and was replaced by David Elliott. Subsequent to this during June 2007 our former Chief Executive Officer, John Halnen, was terminated without cause and was replaced by Gregory King.

In our efforts to continuously improve our internal controls, management has taken steps to enhance the following controls and procedures this process started during 2007 and finished subsequent to the end of fiscal year 2007:

•	Management has documented its accountancy policies and procedures to increase consistency among its divisions. This includes the creation of checklists which serve to manage the close process.

•	Management has increased the review of month-end and the consolidation process.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The name, age and position of Executive Officers and Directors are as follows:

NAME	AGE	POSITION

David Elliott	33	Class I Director, Executive Vice President of Finance

Gregory D. King	55	Class III Director, Chief Executive Officer

William Lock	50	Class III Director, Executive Vice President

Justin Dignam (1) (2) (3)	46	Class I Director

Elliott Bance (1) (2) (3)	34	Class III Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.
(3) Member of the Nominating Committee.

A brief biography for each of our Executive Officers and Directors is set forth below.

Gregory D. King was appointed as a Class III Director on April 21, 2006. On the same date, Mr. King was appointed Executive Vice President of Business Development. Mr. King, who is 55, originally joined elcom, inc., Elcom’s technology subsidiary in April of 1997 as Vice President of Product Marketing, in conjunction with the acquisition of a procurement software application by elcom, inc. Mr. King was a part owner of rights to the acquired technology. Mr. King was promoted from Vice President of Sales and Marketing to Chief Executive Officer on June 20, 2007. Mr. King is a citizen of the United States.

David Elliott was appointed as a Class I Director on April 18, 2007. Mr. Elliott was appointed Executive Vice President of Finance and Secretary on February 16, 2007 and serves as principal financial and accounting officer. Mr. Elliott joined on November 14, 2006. Prior to joining Elcom he spent 5 years at Volkswagen Group where he was employed in a number of senior financial roles, including responsibility for the Volkswagen Development Ventures Fund. Prior to this, Mr. Elliott was employed as a financial analyst with Daimler Chrysler UK. Mr. Elliott is a citizen of the United Kingdom.

William Lock was appointed as a Class III Director on September 7, 2006. Mr. Lock was named Chairman of the Board in August 2007. He is a seasoned turnaround specialist with considerable experience in mergers, acquisitions, strategic planning and advice and corporate finance. Prior to joining the Company, Mr. Lock ran a UK-based consultancy practice that specialized in turnaround management. He has a strong track record of delivering growth, leading to successful shareholder exits in a number of sectors, including software, motor and print. Mr. Lock started his career working for C.E.S.P., an investment firm based in New York that specialized in investment management and turnarounds. Mr. Lock is a citizen of the United Kingdom.

Justin Dignam was appointed as a Class I Director on April 21, 2006 at the request of the SWIM Entities, as described elsewhere herein. Since October 2003, Mr. Dignam has been a Director and the Chief Executive Officer of Big Fish Payroll Services LLC, a provider of payroll and tax depositing and filing services for small and mid-market employers. Prior thereto, Mr. Dignam was a Sales Executive at Kronos Incorporated, leading their Major Markets sales organization in Southern California. Beginning in August 1983, he joined Automatic Data Processing Inc. (“ADP”). Mr. Dignam held a variety of positions, most recently for more than 5 years as a National Accounts Sales Executive, leading sales in ADP’s Southern California market area. His last position with ADP before his resignation in 2002 was that of Global Sales Manager engaging with Fortune 100 multinational companies. Mr. Dignam is a citizen of the United States.

Elliott Bance was appointed as a Class III Director on April 21, 2006. Mr. Bance is, and has been for the last five years, employed in the field of real estate sales and development. Since March 2006, Mr. Bance has been employed with Asprey Homes Limited, and prior thereto, for at least the last five years, with Hampton’s Estates Limited. Mr. Bance is a citizen of the United Kingdom.

Audit Committee

The Board of Directors has a standing Audit Committee which is directly responsible for, among other things, the appointment, compensation, retention and oversight of the independent registered public accounting firm, with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles used by us in financial reporting, internal financial control procedures and the adequacy of such internal control procedures. The Audit Committee is also responsible for pre-approving all audit and non-audit services performed by our independent registered public accounting firm. Messrs. Dignam and Bance serve as the members of the Audit Committee. Each of the members of the Audit Committee is an “independent director”, as defined under NASDAQ listing standards. The Board of Directors has determined that Mr. Dignam is an “audit committee financial expert” as defined in Item 407(d) (5)(ii) of Regulation S-B.

Code of Ethics

On March 31, 2004, we adopted a Code of Ethics for Senior Executives and Financial Officers (the “Code of Ethics”) which applies to the Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, controller, or treasurer or persons performing similar functions. Upon written request to our headquarters at 10 Oceana Way, Norwood, Massachusetts 02062, Elcom will provide to any person, without charge, a copy of the Code of Ethics.

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

Based solely upon a review of the copies of the forms furnished to us during or with respect to 2007, and written representations from certain reporting persons, we believe that no Officer, Director or greater-than-ten-percent beneficial owner failed to file on a timely basis during the year ended December 31, 2007 any report required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10. Executive Compensation

The table below sets forth information concerning 2007 annual and long-term compensation for services in all capacities with respect to those persons (collectively, the "Named Executive Officers") who were (i) the Chief Executive Officer and (ii) the other executive officers at the end of the fiscal year, as well as the other individuals that were executive officers during the year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Sean P. Lewis (1)	2007	269,635	0	0	0	269,635
John E. Halnen – Former President and Chief Executive Officer (2)	2007	183,449	0	0	162,500	345,949
William Lock – Chairman of the Board of Directors	2007	269,635	0	0	0	269,635
Gregory King - CEO	2007	161,281	0	0	0	161,281
David Elliott – Executive Vice President Finance	2007	139,811	0	0	0	139,811

(1)
Mr. Lewis served as Chairman of the Board of Directors until August 15, 2007, when he resigned his position, however he remained employed in the role of Investment Manager until March 31, 2008 when he resigned his position.

(2)
Mr. Halnen served as President and Chief Executive Officer until June 20, 2007, when he resigned his position and received a severance payment of $300,000 which was paid in equal installments over 12 months.

EXECUTIVE COMPENSATION NARRATIVE

None of the key executives have employment contracts, which provide for annual salary, incentive payments, and severance arrangements. We are currently in the process of formulating employment contracts for key executives.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding stock options held as of December 31, 2007 by the executive officers named in the summary compensation table:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise price		Option expiration date	Number of shares or units of stock that have not Vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not Vested ($)
Sean P.Lewis	0	0	0		0	0	0	0	0	0
John E. Halnen	21,250 22,500 35,600 4,112 400,000 100,000 150,000 100,000 39,500 12,250 3,500 55,400 110,500 24,999 22,750 75,000 100,000 100,000 150,000 150,000 100,000 105,000 120,888	400,000 800,000		$ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $	1.6875 1.8438 1.6407 0.1150 0.2700 0.0950 0.0900 0.2150 0.2700 0.2150 3.8125 4.6407 1.8438 1.6407 3.8125 4.1563 4.6407 1.1719 1.6800 0.8500 0.4450 0.4450 0.4450 0.2000 0.2700	10/30/2008 12/15/2008 2/16/2009 8/03/2016 5/21/2013 11/7/2014 1/12/2016 1/27/2014 5/21/2013 1/27/2014 8/31/2009 4/17/2010 12/15/2008 2/16/2009 8/31/2009 11/1/2009 4/17/2010 12/21/2010 6/25/2011 9/7/2011 4/12/2012 4/12/2012 4/12/2012 7/26/2012 5/21/2013	0	0	0	0
William Lock	0	700,000	0		$0.1150	8/30/2016	0	0	0	0
Greg King	16,250 40,000 10,000 18,750 700,000 10,000 17,731 100,000 125,000 100,000 700,000 75,000 18,750 8,269 10,000 1,000 72,000 14,000 40,000	0 0 350,000 350,000	0	$ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $	1.6407 3.8125 4.1563 4.6407 0.1150 1.1719 5.7500 0.0800 0.1400 0.0950 0.0900 0.2000 1.1719 5.7500 1.1719 0.8500 0.4450 0.2000 3.8200	2/16/2009 08/31/2009 11/01/2009 04/17/2010 08/30/2006 06/25/2011 06/28/2010 03/25/2013 07/15/2014 11/15/2014 01/12/2016 01/13/2014 12/21/2010 06/28/2010 12/21/2010 09/07/2011 04/12/2012 07/26/2012 06/28/2009	0	0	0	0
David Elliott	0	0	0		0	0	0	0	0	0

No stock options were granted during 2007.

DIRECTOR COMPENSATION

Directors who served during the year ended December 31, received no compensation of any type in 2007 for their services as Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS AND MANAGEMENT OWNERSHIP

The following table sets forth the beneficial ownership of Common Stock as of September 08, 2008 by (i) each Director, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer at the end of the fiscal year, as well as the individuals that were executive officers during the year ended December 31, 2007, (iii) all Directors and executive officers as a group, and (iv) each person or group known to own beneficially more than 5% of its outstanding shares of Common Stock. All information with respect to beneficial ownership has been furnished by the respective Director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name. As of December 31, 2007 and September 08, 2008, there were, 552,177,450 shares of Common Stock outstanding, respectively.

	Number of Shares	Percentage
Name and Title of Beneficial Owner (2)	Beneficially Owned (1)	Common Stock (1)

Gregory D. King (3)	876,750	*
Justin Dignam	162,500	*
Elliott Bance	162,500	*
William Lock	350,000	*
David Elliott	0	-
Sean Lewis (4)	26,666,666	5%

All Directors And Executive Officers as a Group (5)	28,128,416	5%

Smith & Williamson Investment Management Limited and	403,089,535	73%
Smith & Williamson Nominees Limited (6)

* Less than 1%.

(1)
In accordance with Securities and Exchange Commission rules, each beneficial owner’s holdings have been calculated assuming full exercise of all outstanding options and warrants to acquire Common Stock, regardless of the option price, which are exercisable by such owner within 60 days after September 08, 2008, while assuming no exercise of outstanding options and warrants covering Common Stock held by any other person.

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

(4)
During 2006, Sean Lewis, Chairman until August 15, 2007, acquired common stock ownership of 26,666,666 shares, which is comprised of 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for his benefit and 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for the benefit of his wife. In both cases, Smith & Williamson Nominees Limited has a revocable right to vote and dispose of these shares – See Item 12 Certain Relationships and Related Transactions.

(5)	Includes 1,551,750 shares of Common Stock which the Directors and Executive Officers have the right to acquire within 60 days of September 08, 2008, through the exercise of stock options.

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

On December 21, 2005, Mr. Smith converted his $120,000 loan, plus approximately $7,000 in accrued interest thereon, into 4,593,287 Restricted Shares of our common stock in accordance with the 2005 Notes’ conversion terms (see Note 3).

Mr. Crowell’s $120,000 loan was repaid in cash in January 2006, and a total of approximately $7,600 of interest was paid thereon.

The 2005 Notes were secured by an Amended and Restated Collateral Agency and Security Agreement, William W. Smith, as Collateral Agent, and the Holders, as secured parties (the “Security Agreement”). Pursuant to the Security Agreement, we granted a first priority senior security interest in all of the personal property and intellectual property, wherever located, owned or thereafter acquired, to the Collateral Agent, for the benefit of the Holders, to secure the payment or performance of our obligations under the 2005 Notes. As a result of financing received from the issuance of the 2005 Regulation S Shares, and the consequent loan repayments and conversions to common stock, as described above, the Security Agreement is no longer in effect.

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

During 2006, Gregory King, Chief Executive Officer, was granted an option to acquire 700,000 shares at $0.115 per share, of which 350,000 shares become exercisable on August 30, 2007 and the remaining 350,000 shares become exercisable on August 30, 2008. In addition, Mr. King has 2,036,750 options outstanding, of which 526,750 shares are vested with 1,510,000 shares remaining unvested.

During 2006, Sean Lewis, Chairman until August 15, 2007, acquired common stock ownership of 26,666,666 shares, which is comprised of 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for his benefit and 13,333,333 shares held in the name of Smith & Williamson Nominees Limited for the benefit of his wife. In both cases, Smith & Williamson Nominees Limited has a revocable right to vote and dispose of these shares.

Smith & Williamson Corporate Finance Limited (“SWCF”) is our nominated adviser (“Nomad”) in respect of our AIM Exchange Listing in the U.K. SWCF and the SWIM Entities are related parties. During calendar 2007, we ratably accrued fees for Nomad services rendered by SWCF aggregating £20,000 (approximately $40,000). An amount of $33,395 was due to SWCF as of December 31, 2007.

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of the Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, Justin Dignam and Elliott Bance would be deemed to be independent while Gregory D. King, William Lock, and David Elliott would not. Former directors, John W. Ortiz and Richard J. Harries, Jr., who both resigned in 2006, would also have been deemed independent under NASDAQ’s definition, while former directors Robert J. Crowell and William W. Smith, who both resigned in 2006, as well as John Halnen and Sean P. Lewis, who both resigned in June 2007, would not.

Item 13. Exhibits

The following documents are filed as part of this Annual Report on Form 10-KSB:

(1) Consolidated Financial Statements:

See Index to Consolidated Financial Statements on page F-1.

(2) Index to Exhibits:

The exhibits filed as part of this Form 10-KSB are listed on the Index to Exhibits, which Index to Exhibits is incorporated herein by reference.

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

Fees for services rendered by our previous and current independent registered public accounting firms, Vitale, Caturano & Company Ltd. (“VCC”), until September 2007 and Malone & Bailey PC (“MB”), respectively were:

	2007	2006
Audit fees	$177,664	$166,540
Audit related fees	14,140	11,500
Tax services fees	0	5,500
All other Fees	2,500	900
Total fees	$194,304	$184,440

Audit Fees

VCC billed $82,940 for professional services rendered for the audit of our annual financial statements for 2006, and for consultation relating to accounting matters.

MB has billed $83,600 for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2006 and $177,664 for professional services rendered for the audit of our annual financial statements and reviews of interim financial statements that are included in our Forms 10-QSB filed during the year ended December 31, 2007.

Audit Related Fees

During 2007 and 2006, VCC billed $14,140 and $11,500, respectively, in audit related fees for the audit of our benefit plan.

Tax Fees

During 2006, VCC billed approximately $5,500 in tax services fees for assistance with various state tax compliance matters.

All Other Fees

Other fees for 2007 and 2006, totaled $2,500 and $900, respectively, were paid for various matters, including attendance at the annual shareholders’ meeting and assistance in drafting responses to the SEC staff comment letters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Elcom International, Inc.
(Registrant)

Date: September 08, 2008	By:	/s/ David Elliott
David Elliott
Executive Vice President of Finance
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ William Lock	Chairman of the	September 08, 2008
William Lock	Board of Directors

/s/ Gregory D. King	Chief Executive	September 08, 2008
Gregory King	Officer and Director (Principal
Executive Officer)

/s/ David Elliott	Executive Vice President	September 08, 2008
David Elliott	of Finance (Principal Financial
And Accounting Officer) and
Director

/s/ Elliott Bance	Director	September 08, 2008
Elliott Bance

/s/ Justin Dignam	Director	September 08, 2008
Justin Dignam

CONSOLIDATED FINANCIAL STATEMENTS

ELCOM INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

The following consolidated financial statements of Elcom International, Inc. are included in response to Item 7:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Elcom International, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Elcom International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of Elcom’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Elcom is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included the consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Elcom’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elcom International, Inc. and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONE BAILEY,PC
www.malone-bailey.com
August 20, 2008, except for Note 10 which is as of September 3, 2008
Houston, Texas

ELCOM INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$947	$1,086
Accounts receivable:
Trade	1,752	702
Less-allowance for doubtful accounts	(27)	(10)
Accounts receivable, net	1,725	692
Prepaids and other current assets	494	218
Total current assets	3,166	1,996

PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,480	21,316
Furniture, equipment and leasehold improvements	3,088	3,088
	24,568	24,404
Less accumulated depreciation and amortization	(23,897)	(23,445)
	671	959

OTHER ASSETS	14	14
	$3,851	$2,969
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of capital lease obligation	$135	$114
Related party convertible loan payable	—	—
Convertible loans payable, net of unamortized discount of $637	914	—
Accounts payable	864	647
Deferred revenue	1,285	942
Related party accrued salary, bonuses and interest	906	1,066
Accrued expenses and other current liabilities	724	1,043
Current liabilities of discontinued operations	30	42
Total current liabilities	4,858	3,854

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	48	164
OTHER LONG TERM LIABILITY	135	288
Total liabilities	5,041	4,306

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding	—	—
Common stock, $.01 par value; Authorized – 700,000,000 shares Issued – 552,177,450 and 478,947,441 shares at December 31, 2007 and 2006, respectively	5,522	4,789
Additional paid-in capital	126,957	123,743
Accumulated deficit	(133,080)	(129,315)
Accumulated other comprehensive loss	(589)	(554)
Total stockholders' (deficit) equity	(1,190)	(1,337)
	$3,851	$2,969

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For the years ended December 31,
	2007	2006
Revenues:
License, hosting services and other fees	$3,375	$2,710
Professional services	2,002	508
	5,377	3,218
Cost of revenues	1,198	672
Gross profit	4,179	2,546

Operating Expenses:
Selling, general and administrative	7,480	8,156
Research and development	766	1,231
Total operating expenses	8,246	9,387
Operating loss	(4,067)	(6,841)
Interest expense	(50)	(69)
Interest and other income, net	352	78
Loss before income taxes	(3,765)	(6,832)

Income taxes	—	—

Net loss	(3,765)	(6,832)

Comprehensive income (loss), net of tax	(35)	281

Comprehensive loss	$(3,800)	$(6,551)

Basic and diluted net loss per share	$(0.01)	$(0. 01)

Weighted average number of basic and diluted shares outstanding	545,557	416,209

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except number of shares)

						Accumulated
	Common Stock		Additional		Treasury	Other	Total
	Number	$.01 Par	Paid-in	Accumulated	Stock,	Comprehensive	Stockholders’
	of Shares	Value	Capital	Deficit	At Cost	Income (Loss)	Equity (Deficit)

BALANCE, JANUARY 1, 2006	399,152,859	$3,992	$125,263	$(122,483)	$(4,712)	$(835)	$1,225
Common stock issued for deferred rent	3,458,293	34	216	—	—	—	250
Stock based compensation	—	—	666	—	—	—	666
Sale of common stock	76,336,289	763	1,730	—	—	—	2,493
Reversal of cost of capital (Note 4)	—	—	580	—	—	—	580
Net loss	—	—	—	(6,832)	—	—	(6,832)
Cumulative translation adjustment	—	—	—	—	—	281	281
BALANCE, DECEMBER 31, 2006	478,947,441	$4,789	$128,455	$(129,315)	$(4,712)	$(554)	$(1,337)

Common stock issued for deferred rent	—	—	—	—	—	—	—
Stock based compensation	—	—	797	—	—	—	797
Sale of common stock	73,230,009	733	1,763	—	—	—	2,494
Imputed interest on convertible loans payable	—	—	654	—	—	—	654
Net loss	—	—	—	(3,765)	—	—	(3,765)
Cumulative translation adjustment	—	—	—	—	—	(35)	(35)
BALANCE, DECEMBER 31, 2007	552,177,450	$5,522	$131,669	$(133,080)	$(4,712)	$(589)	$(1,190)

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(3,765)	$(6,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and software	452	399
Non-cash interest expense	—	—
Stock-based compensation	797	666
Provisions for (reversal of) allowance for doubtful accounts	17	(35)
Changes in current assets and liabilities
Accounts receivable	(1,050)	(154)
Prepaids and other current assets	(276)	(103)
Accounts payable	217	100
Deferred revenue	343	398
Accrued expenses and other current liabilities	(479)	(706)
Net cash used in continuing operations	(3,744)	(6,267)
Net cash used in discontinued operations	(12)	(20)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, equipment and software	(164)	(301)
Net cash used in investing activities	(164)	(301)
Net cash provided by investing activities of discontinued operations	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations	(95)	(65)
Proceeds from convertible loans	1,568	—
Repayment of related party notes	—	(120)
Repayment of convertible loans	—	(1,179)
Decrease in other long term liability	(153)	(135)
Proceeds from issuance of common stock, net	2,496	2,493
Net cash provided by financing activities	3,816	994

FOREIGN EXCHANGE EFFECT ON CASH	(35)	281
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(139)	(5,313)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,086	6,399
CASH AND CASH EQUIVALENTS, END OF YEAR	$947	$1,086

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$50	$68
Income taxes paid	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Discount on convertible debentures and accrued interest related to reduction in per share conversion price	$17	$—
Issuance of common stock in satisfaction of deferred rent	$—	$250
Cost of capital reduction	$—	$580

The accompanying notes are an integral part of these consolidated financial statements.

ELCOM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) NATURE OF OPERATIONS

Since early 2002, Elcom International, Inc. has operated solely as a leading provider of remotely-hosted, electronic procurement and electronic marketplace Internet-based software solutions.

Since its inception in 1992, Elcom has developed its PECOS™ (“Professional Electronic Commerce Online System”) software, which automates many supply chain and financial settlement functions associated with procurement. Elcom has also licensed a dynamic trading system platform to provide auction, reverse auction, and other electronic negotiation, or eNegotiation, functions from a third party, which module is offered as optional functionality to clients.

Going Concern

As of December 31, 2007, Elcom had approximately $947,000 of cash and cash equivalents and current assets of approximately $3,166,000. Current liabilities amounted to approximately $4,858,000. Elcom has incurred significant losses and has used cash in operating activities in each of the last several years, including $3,744,000 in 2007, which raises substantial doubt about Elcom’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and satisfaction of liabilities that might be necessary should Elcom be unable to continue as a going concern. Elcom’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. Elcom believes that as a result of its recent issuances of convertible loan notes (see Notes 3 and 10), that it has the funds required to perform under its current contracts. In order to achieve profitable operations, Elcom is dependent upon generating new revenues from existing and future contracts. There can be no assurance that such incremental revenues can be realized by Elcom. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Elcom and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Elcom has no material interests in variable interest entities and therefore, none which require consolidation.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2007 and 2006 consisted of $947,000 and $1,086,000 respectively, of deposits with banks and financial institutions, which were unrestricted as to withdrawal or use and had original maturities of less than three months. Cash and cash equivalents are stated at cost, which approximates market value.

(d) Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2007 and 2006, the allowance for doubtful accounts was $27,000 and $10,000, respectively.

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

During 2007 and 2006 Elcom did not capitalize any software development costs under SOP 98-1. There were no previously capitalized software development costs written off in 2007 or 2006.

(f) Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Elcom evaluates for impairment its long-lived assets to be held and used or to be disposed of other than by sale whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future undiscounted net cash flows expected to be generated by the asset. Elcom’s cash flow estimates are made for the remaining useful life of the assets and are based on historical results adjusted to reflect the best estimate of future market and operating conditions. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. Elcom’s estimates of fair value represent the best estimate based on industry trends and market rates and transactions. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less costs to sell, and depreciation of such assets ceases. As of December 31, 2007 and 2006, Elcom believes that no impairment of long-lived assets exists.

(g) Revenue Recognition

Elcom markets both an enterprise and non-enterprise (hosted) version of its PECOS software system. Revenue consists principally of fees for licenses, and hosting services and Elcom also earns fees from certain clients by providing a separate, test instance of its hosted software system for specified periods of time, for the client’s use in evaluating various operational aspects of the system. Test system fees are recognized in revenue over the term the test system is maintained for a client. In addition, Elcom earns usage and volume related fees derived from “eMarketplace” activities, which are recognized in revenue when earned. Elcom also earns fees from certain suppliers for maintaining their data in the Commerce Process Management software system for mutual customers, which are recognized in revenue over the term that the data is maintained. Elcom earns professional service fees for implementation and other technical professional services. As part of the revenue recognition process, complex accounting pronouncements must be interpreted and significant management judgments and estimates must be made and applied to determine the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if different judgments or estimates were made.

All but one of Elcom’s hosted services clients do not have an unfettered right to take possession of the hosted PECOS software. The hosting services agreements typically require Elcom to establish a functional instance of its software system specific to the client before the hosting term begins. Hosting services agreements also generally call for Elcom to provide technical support and software updates and upgrades to customers during the term of the agreement. Elcom recognizes these hosting services revenues over the hosting term, which is typically one year, consistent with Emerging Issues Task Force 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, and SEC Staff Accounting Bulleting Topic 13, Revenue Recognition. Elcom recognizes revenue on this basis because its customers do not have (except as noted below) the contractual right to take possession of the software at any time during the hosting period. Certain of these agreements provide for an initial implementation fee for creating and bringing a client’s PECOS system live and then provided for time-based hosting services fees thereafter. If a hosting services agreement accounted for under EITF 00-3 and SAB 13 provides for the payment of fees that are required in order for the customer to use the software system, beyond those for hosting services, including implementation fees, these additional fees are typically recognized ratably over the first year of the arrangement, if the related hosting services agreement is subject to annual renewal by customer. Otherwise, such fees are typically recognized over the term of the related agreement. Elcom entered into a large hosting services contract that will be accounted for under EITF 00-3 and SAB 13, as the client(s) do not have an unfettered right to take possession of the hosted PECOS software system. The initial hosted software system has been accepted by the client, and the first customer began using the system in late June of 2006. In this particular contract, Elcom will be paid certain development fees for providing each of three phases of the specified software system, implementation fees for each customer that contracts to use the software system, and ongoing hosting service fees. Because the development and implementation fees are for Elcom professional services that are required in order for the customer(s) to use the hosted software system, once such professional services are complete, Elcom will recognize the associated fees in revenue over the remaining contract life (initially five years) as clients in this certain arrangement do not have annual opportunities to cancel the arrangement. As of December 31, 2007, due to the limited level of use of the software system, only $31,847 had been recognized as revenue under this contract.

One of Elcom’s customers, Capgemini UK Plc, has an unfettered contractual right to take possession of a certain version of the eProcurement software at any time, and Elcom and Capgemini jointly maintain a “hot back-up site” to support certain customer requirements. Elcom has concluded that, due to Capgemini’s technological expertise, and the jointly maintained back-up site, it is feasible for this customer to run the software on its own without significant penalty. Accordingly, Elcom accounts for this contract in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions using the residual method. In this case the contract calls for a license fee, specific fees for initial professional services as locations are brought live (implementation fees) and ongoing hosting services for each location. Under the residual method, the total contract fee for this contract was first allocated to the fair value of the undelivered elements (i.e., implementation services and hosting fees) based on their vendor specific objective evidence (“VSOE”) and the remaining portion of the total contract fee was allocated to the software license. Elcom determined the VSOE of fair value for the implementation services based upon its current and historical pricing for those services when sold separately and VSOE of fair value for hosting services based upon substantive renewals by clients at contractually agreed rates. Per the terms of this contract, the timing of the payment of the license fee for this contract was based upon the number of public entities signing agreements. Accordingly, the license fee revenue was recognized as the milestones were met and the license payments became due. The final milestone was achieved in 2004. Implementation fees for this contract are recognized as revenue upon completion of the professional services, in accordance with the client specifications and hosting services fees are recognized over the hosting services term, generally one year.

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

 (h) Research and Development

Expenditures for the research and development of Elcom’s products to be marketed are expensed as incurred, except for certain software development costs. There were no software development costs capitalized during 2007 and 2006. All software costs are amortized as a cost of software distribution either on a straight-line basis, or on the basis of each product’s projected revenues, whichever results in greater amortization, over the remaining estimated economic life of the product, which is generally estimated to be eighteen months. Elcom assesses the recoverability of capitalized software costs by comparing the cost capitalized for each product, to the net of estimated future gross revenues less the estimated future cost of completing, maintaining, supporting and disposing of the product.

(i) Foreign Currency Translation

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

(j) Income Taxes

Elcom provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method specified by SFAS No. 109, a deferred tax asset or liability is determined, net of valuation allowances, based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect when these differences are expected to be secured or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the applicable tax rate.

(k) Stock-Based Compensation

Elcom has adopted nine stock option plans. As of December 31, 2007, these plans provided that up to an aggregate of 31,406,558 incentive stock options (ISOs) and nonqualified options may be granted to key personnel, directors and consultants of Elcom, as determined by the compensation committee of the Board of Directors. ISOs are granted at not less than the estimated fair market value of Elcom's common stock on the date of grant and at 110% for shareholders who own more than 10% of the outstanding shares. The option plans also provide that the options are exercisable on varying dates and have terms not to exceed 10 years. In addition, three of Elcom’s Option Plans allow for the exercise of vested options for a 180-day period commencing on the date of employee termination, provided that such termination is without “cause”. Under all other stock option plans, upon an optionee’s termination without cause, unless an option agreement contains differing terms with respect to vesting and exercisability which supersedes the provisions of the applicable plan, all unexercisable portions of the optionee’s options lapse and the optionee may exercise his or her vested options for up to 90 days following the date of termination.

One of the option plans, the 1995 Non-employee Director Stock Option Plan provided for up to 250,000 nonqualified stock options to acquire Elcom’s common stock to be reserved for grants to outside directors of Elcom. In April 2006, all of Elcom’s then Non-Employee Directors resigned and all outstanding options under the 1995 Non-employee Director Plan have lapsed. No further options may be granted under this plan, which expired in 2005. The 1995 Non-employee Director Plan provided that upon joining the Board of Directors, any new non-employee director was automatically granted 5,000 nonqualified stock options, and also provided that non-employee directors be granted up to an additional 15,000 nonqualified stock options annually thereafter, while remaining on the Board of Directors. The 1995 Non-employee Director Plan provided that options be granted at fair market value on the date of grant, vest ratably over three years, and have terms not to exceed 10 years.

Elcom issues stock options to its employees and outside directors pursuant to stockholder approved stock option plans. Effective January 1, 2006, Elcom adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payments using the statement’s modified prospective transition method, in accordance with SAB Topic 14: Share-Based Payments. Prior to January 1, 2006, Elcom followed SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an amendment to FASB Statement No. 123, which required entities to recognize as expense over the vesting period the fair value of stock-based awards on the date of grant or measurement date. For employee stock-based awards, however, SFAS Nos. 123 and 148 allowed entities to continue to apply the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and provide pro forma net earnings disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. Elcom elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures in accordance with SFAS Nos. 123 and 148 for periods prior to January 1, 2006.

The adoption of SFAS 123R on January 1, 2006 had the following impact on fiscal 2006 results: net loss was higher by $666,000, with no change to diluted net loss per share, than if Elcom had continued to account for stock-based compensation under APB 25.

Under the provisions of SFAS 123R, Elcom recognizes the estimated fair value of stock-based compensation in the consolidated statement of operations over the requisite service period of each option granted, which service period is represented by each option’s vesting provisions, all of which are time-based. All of Elcom’s stock-based compensation is accounted for as equity instruments and there have been no liability awards granted. Under the modified prospective transition method of SFAS 123R, Elcom applies the provisions of SFAS 123R to all awards granted or modified after January 1, 2006. The unrecognized expense of awards not yet vested as of January 1, 2006 is being recognized in the consolidated statement of operations using the same valuation method (Black-Scholes option pricing model) and assumptions determined under the original provisions of SFAS 123, as disclosed in Elcom’s previous consolidated financial statements. For the years ended December 31, 2007 and 2006, Elcom recorded stock-based compensation expense in the consolidated statement of operations as follows:

	Year ended December 31,
	2007	2006
Cost of revenues	$84,000	$65,000
Selling, general and administrative	632,000	462,000
Research and development	81,000	139,000
	$797,000	$666,000

The adoption of SFAS 123R had no impact on Elcom’s cash flows for 2006. Elcom used the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. The weighted-average grant date fair value of awards under Elcom’s stock option plans in 2006 was $0.09 per share.

There were no option grants during 2007. The following table summarizes assumptions used for options granted to employees and directors during 2006:

2006
Volatility range	154.35%
Risk-free interest rate range	4.39 to 4.82%
Expected life of options	5.75 to 6 years
Expected dividend yield	0%

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

As of December 31, 2007, Elcom had unamortized stock-based compensation, net of expected forfeitures, aggregating $870,297, which will be amortized to expense over the requisite service periods, currently through January of 2009. The unamortized stock-based compensation will be recognized over a weighted-average period of approximately 12 months.

Information relating to Elcom’s option plans (including convertible shares from the Elcom, Inc. option plans) is as follows:

	Number Of Shares	Option Price Per Share	Weighted Average Exercise Price

Outstanding, December 31, 2005	$15,503,337	$0.08 - 22.50	$1.14
Granted	23,055,000	0.09 - 0.12	0.10
Terminated	(7,623,624)	0.08 - 8.00	1.25
Exercised	-	-	-

Outstanding, December 31, 2006	30,934,713	0.08 - 22.50	0.34
Granted	-	-	-
Terminated	(8,291,849)	0.08 - 12.63	0.55
Exercised	-	-	-

Outstanding, December 31, 2007	22,642,864	$0.08 - 22.50	$0.25

Exercisable, December 31, 2006	8,188,464	0.08 - 22.50	$0.99
Exercisable, December 31, 2007	11,552,864	0.08 - 22.50	$0.39

The following table summarizes information about stock options (including convertible options) outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.08 - 0.10	11,415,000	7.75	$0.09	3,335,000	$0.09
0.12 - 0.14	7,622,500	8.21	0.12	4,630,000	0.12
0.16 - 0.20	1,638,000	5.83	0.2	1,638,000	0.2
0.22 - 0.45	856,000	4.71	0.38	838,500	0.39
0.60 - 0.85	132,000	3.86	0.78	132,000	0.78
1.17 - 1.69	443,063	2.82	1.44	443,063	1.44
1.77 - 3.81	164,313	1.87	3.63	164,313	3.63
4.06 - 4.64	227,350	2.1	4.43	227,350	4.43
5.56 - 5.75	129,638	2.49	5.74	129,638	5.74
12.63 - 22.50	15,000	2.03	15.92	15,000	15.92
	22,642,864			11,552,864

As of December 31, 2007, the weighted-average remaining contractual term for options outstanding was 7.40 years and for options exercisable was 6.63 years. As of December 31, 2007, based on the closing price of Elcom’s common stock on the OTCBB of $0.003 per share on the last day of trading in December 2007, the aggregate estimated intrinsic value for options outstanding and exercisable was nil.

In accordance with SFAS No 123R, Elcom utilized the shortcut method to determine the tax windfall pool associated with stock options at December 31, 2007.

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

The following potentially dilutive securities have been excluded from the computation of diluted net loss per share since their inclusion would be antidilutive:

	Year Ended December 31,
	2007	2006

Stock options	22,642,864,	30,934,713
Warrants	300,000	300,000

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

The principal financial instrument that potentially subjects Elcom to concentrations of credit risk is accounts receivable. The majority of Elcom’s revenues are from municipalities or relatively large companies who are not required to provide collateral for amounts owed to Elcom. Elcom’s customers are dispersed over a wide geographic area and are subject to periodic review under Elcom’s credit policies. Elcom does not believe that it is subject to any unusual credit risks, other than the normal level of risk attendant to operating its business.

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

One customer represented 75% of net revenues in 2007, and 61% in 2006, respectively. As of December 31, 2007 and 2006, one customer individually accounted for 69% and 56% of trade accounts receivable, respectively.

(r) Recent Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

(s) Reclassifications

Certain amounts have been reclassified to be consistent with the presentation for all periods, with no effect on net loss or stockholders’ deficit.

(3) NOTES PAYABLE

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

Beginning in early July, 2005 and through December, 2005, Elcom borrowed £1,165,000 (approximately $2,029,000) (the “Non-U.S. Loans”). The loan advances provided a portion of the funds required for Elcom to continue operating until Elcom’s 2005 AIM Exchange common stock issuance. The Non-U.S. Loans bore interest at a rate of 8% per annum and matured upon the closing of Elcom’s 2005 AIM Exchange common stock issuance. The Non-U.S. Loans also provided that the amounts advanced and related accrued interest were convertible into common stock in the 2005 AIM Exchange common stock issuance, at the issuance price. In conjunction with the 2005 AIM Exchange common stock issuance, Non-U.S. Loans aggregating £300,000, plus accrued interest thereon of approximately £9,000 (totaling approximately $547,000), were converted into 20,563,711 shares of common stock issued in the 2005 AIM Exchange common stock issuance (see Note 6). In addition, Non-U.S. Loans totaling £180,000 (approximately $318,000) plus interest were paid off in 2005, and the remaining £685,000 (approximately $1,179,000) balance of the Non-U.S. Loans and related accrued interest were paid off in early January 2006.

During October and November 2007, Elcom received bridge loans from a non-US investor of £750,000 (approximately $1,551,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares at some stage in the future. The convertible notes that were issued in connection with these bridge loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

A discount of $653,969 was recorded for the imputed interest rate upon issuance of the convertible notes. The discount is amortized utilizing the effective interest method over the period commencing on the issuance date to the stated maturity date.

The following table summarizes the issuance of Convertible Loans payable (in thousands):

	Imputed
Description	Rate	Date of Maturity	2008

Principal issuances
£750,000 Convertible loans	11%	12/19/12	1,551
Total issuances during the year ended			1,551

Principal balance, end of year			1,551
Unamortized discount, end of year			(637)
Total debt, net of discount			$914

Elcom evaluated its convertible notes for derivative treatment according to SFAS 133 and EITF 00-19 and determined that the conversion feature did not meet the definition of liability and therefore did not need to be bifurcated and recorded at fair market value.

(4) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Salary, wages and benefits	$354	$448
Taxes, including U.K. Value Added Tax	207	113
Legal and audit fees	-	137
Interest	-	53
Other accruals	163	292
	$724	$1,043

During 2006, Elcom determined that a portion of the cost of capital recorded during December 2002 for Cripple Creek Securities, LLC was not payable. Therefore, $580,000 previously accrued as financial consulting was restored to paid in capital, and the related accrual account was reduced.

The other long term liability recorded on the consolidated balance sheet relates to a portion of a long term software license payable over five years, beginning in the fourth quarter of 2004. This long term software license requires payments of $177,000 and $135,000 in 2008 and 2009, respectively.

(5) EMPLOYEE BENEFITS

Elcom maintains two defined contribution benefit plans, one for eligible employees in the U.S. and one for eligible employees in the U.K. The plans contain provisions allowing for discretionary Company contributions to the U.K. defined contribution plan, in which participating employees are 100% vested for 2007 and 2006 were $116,000 and $93,000, respectively. No discretionary Company contributions were made to the U.S. defined contribution plan for any of the periods presented. Elcom has no material obligations for post retirement benefits.

(6) STOCKHOLDERS' EQUITY

(a) Common Stock

On July 31, 2006, Elcom increased the number of authorized shares of its common stock, par value $0.01 per share, from 500,000,000 to 700,000,000.

(b) Preferred Stock

Elcom has authorized 10,000,000 shares of $.01 par value preferred stock, with the Board of Directors authorized to fix the rights, privileges, preferences and restrictions of any series thereof as it may designate. As of December 31, 2007 and 2006, no shares were outstanding.

(c) Issuances of Common Stock Under Regulation S

On October 23, 2006, Elcom sold a total of 76,336,289 common shares to investors in the UK and listed the shares on the AIM Exchange. The shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended for offshore placements, and therefore are subject to the same restrictions as the Regulation S Shares that were sold in 2005. Elcom raised a total of $2.5 million in cash, net of issuance costs of $24,000.

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

(e) Warrants

	Twelve Months Ended December 31,
	2007	2006

Warrants	300,000	300,000

On March 29, 2002, Elcom issued warrants to purchase 300,000 common shares to the company that acquired Elcom’s U.S. IT products business. The warrants have an exercise price of $1.03 per share and expire on March 29, 2009. The fair market value of the warrants at the date of the grant was $0.91 per share, based on the Black-Scholes option pricing model, using a volatility factor of 119%, a risk free interest rate of 3%, an expected dividend yield of 0%, and a contractual life of seven years. At December 31, 2007 and 2006, all of these warrants were outstanding and exercisable.

 (7) COMMITMENTS AND CONTINGENCIES

(a) Leases

Elcom has entered into capital leases for various software, furniture, computer, telephone and other equipment. The lease terms range from two to four years and, upon expiration, all leases provide purchase options at a nominal price. Property, equipment and software include assets acquired under capital leases totaling $1,968,000 and $1,938,000 at December 31, 2007 and 2006, respectively. Related accumulated amortization was $1,811,000 and $1,686,000 as of December 31, 2007and 2006, respectively. Amortization of leased assets is included in depreciation and amortization expense.

Elcom entered into a non-cancelable operating lease for its headquarters office space in 1993. In October 2007, the lease period was extended to December 31, 2008. During 2004 and 2005 the lease was amended to allow Elcom to defer a portion of the lease payments to future periods. Such deferrals amounted to $603,000 as of December 31, 2005. In early 2006, Elcom paid $353,000 of the deferred amount in cash and issued 3,458,293 common shares in satisfaction of the $250,000 balance.

Future minimum rental payments under non-cancelable leases as of December 31, 2007 are as follows:

	Capital	Operating
Year Ending December 31 (in thousands)	Lease	Lease
2007	$148	$251
2008	48	—
2009	2	—
Total minimum lease payments	198	$251
Less amounts representing interest	(15)
Present value of minimum lease payments	183
Current portion	135
Long term portion	$48

Rent expense for operating leases amounted to approximately $272,000 and $284,000 for 2007 and 2006, respectively.

(b) Employment Contracts and Personnel Expenses

None of the key executives have employment contracts, which provide for annual salary, incentive payments, and severance arrangements. We are currently in the process of formulating employment contracts for key executives.

During prior periods, certain employees elected to receive lower salaries while Elcom implemented its cost containment programs. The amounts due to executive officers under these arrangements are included in related party accrued salary, bonuses and interest, and the balance due other employees is included in accrued expenses and other current liabilities. Upon the achievement of positive operating cash flow for two sequential quarterly periods, Elcom will begin to repay the amounts owed to these employees. As of December 31, 2007, the total deferred salary amount was $998,000, with approximately $714,000 of such balance due to Robert J. Crowell, Chairman of Elcom until April 21, 2006; approximately $42,000 of such amount is due to Gregory King, Elcom’s Executive Vice President of Business Development, who was appointed a Director of Elcom on August 20, 2006. Elcom and Mr. Crowell entered into an Accrued Salary Payment Agreement, pursuant to which Elcom shall pay the accrued salary amount in installments less applicable withholdings. Elcom shall only begin to pay the accrued salary amount upon Elcom achieving 2 sequential quarterly periods of positive operating cash flow (excluding cash-inflows from financing) and the Board in its sole discretion, shall determine the specific amount of any such payment.

(c) Litigation and Contingencies

During the fourth quarter of 2006, a cash deposit made by Elcom International Inc. with a sales agent of €1,000,000 (approximately $1,200,000) in connection with a potential bid for government contracts outside the United States was completed without approval of the Board of Directors. The funds were due to be returned to Elcom on or before the May 15, 2007. The Board of Directors commenced legal proceedings against the sales agent in July 2007, however these proceedings were stopped in March 2008 due to a number of concerns, including concerns regarding the collectability of any funds, even if a positive outcome was secured via legal proceedings, for which there could have been no assurances regarding the outcome of and the ongoing costs of any legal case.

(8) BUSINESS SEGMENT INFORMATION

Elcom’s continuing operations are classified as a single business segment, specifically the development and hosting of purchasing Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. The basic approach used in respect of corporate allocations recognizes that in almost all respects the U.K. operates as a sales and limited service branch of the US parent. Elcom operates both in the U.S. and U.K. and geographic financial information for the years ended December 31, 2007 and 2006, were as follows (in thousands):

	For Years ended December 31,
	2007	2006
Net revenues
U.S.	$800	$824
U.K.	4,577	2,394
Net revenues	$5,377	$3,218

Gross profit
U.S.	$126	$459
U.K.	4,053	2,087
Gross profit	$4,179	$2,546

Identifiable assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Identifiable assets from continuing operations
U.S.	$2,379	$1,352
U.K	1,472	1,617
	$3,851	$2,969

(9) INCOME TAXES

Elcom uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal years ended December 31, 2007 and 2006, Elcom incurred losses before income taxes comprised of:

	2007	2006
U.S.	$(3,490)	$(3,235)
Foreign	(275)	(3,597)
	$(3,765)	$(6,832)

Therefore, no tax liability has been recorded. The net deferred tax assets generated mostly by the loss carryforward has been fully reserved. The U.S cumulative net operating loss carry forward is approximately $126.8 million at December 31, 2007 and will expire in the years 2013 through 2024.

Deferred tax assets (liabilities) consisted of the following as of December 31 (in thousands):

	2007	2006
Deferred tax assets:
Nondeductible reserves	$11	$29
Accrued expenses	439	539
Depreciation	3,011	2,643
Foreign net operating loss
carryforwards	3,319	3,369
FAS 123 R	589	268
Net federal and state operating
loss carryforwards	43,995	43,407
	51,364	50,255
Valuation allowance	(51,364)	(50,255)
Net deferred tax assets	—	—
Deferred tax liabilities:
Other intangible assets	—	—
	—	—
Net deferred taxes	$—	$—

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.

At December 31, 2007, Elcom had state net operating loss carry forwards of approximately $14.1 million, which are available to offset future state taxable income. These losses expire during the years 2008 through 2027.

At December 31, 2007, Elcom had foreign net operating loss carryforwards of approximately $9.5 million, which are available to offset future foreign taxable income. Generally, these losses may be carried forward indefinitely.

 (10) SUBSEQUENT EVENTS

During March, May and June 2008, Elcom received bridge loans from a non-US investor of £500,000 (approximately $1,000,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The convertible notes that were issued in connection with these bridge loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

In April 2008, the listing of the Company’s common stock on the AIM Exchange in the U.K. was cancelled.

In May 2008, the Company entered into a compromise agreement with its former chairman whereby the Company paid £30,000 plus cost contribution to its former chairman in full and final settlement of the latter’s claim against the Company.

Elcom was a member of a consortium led by PA Consulting Group UK Plc (“PA) which had been awarded a contract, including a Framework Agreement between Procserve Shared Services Ltd. (“PASSL”), a wholly-owned subsidiary of PA, and a U.K. government agency, for the creation and deployment of an eMarketplace for U.K. Public Entities.  The agreements were signed on August 12, 2005 for a primary term of five years. On September 3, 2008, Elcom and Procserve entered into a contract, which governs the termination of the Sub Framework Agreement by mutual consent.

EXHIBIT INDEX

Exhibit No.	Description of Document

2.1	Agreement for the sale and purchase of shares in the capital of Prophet Group Limited dated December 6, 1996, by and among Lantec (Management) Limited (a subsidiary of the Registrant) and the Vendors (as defined therein).	(2)

2.2	Agreement for the sale and purchase of shares in the capital of Data Supplies Limited dated February 21, 1997, by and among Elcom Group Limited (a subsidiary of the Registrant), the Vendor (as defined therein) and Mr. Savage.	(3)

2.3	Offer for the Sale of Business and Certain Assets of Elcom Holdings Limited and Elcom Information Technology Limited.	(21)

2.4.1	Domain Name Transfer Documents.	(21)

2.4.2	Lloyds TSB Novation Agreement.	(21)

2.4.3	Property Document.	(21)

2.4.4	Elcom Logo License.	(21)

2.4.5	Starbuyer Trademark License.	(21)

2.5	Asset Purchase and Sale Agreement dated March 25, 2002 by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc.	(25)

2.6.1	Amendment to Asset Purchase Agreement.	(25)

2.6.2	Managed Services Agreement, dated March 29, 2002 by and among Elcom Services Group, Inc., elcom, inc. and Elcom International, Inc. and ePlus Technology, Inc.	(25)

2.6.3	Registration Rights Agreement dated March 29, 2002 by and between Registrant and Elcom International, Inc. and ePlus Technology, Inc.	(25)

3.3	Second Restated Certificate of Incorporation of the Registrant, as amended.	(4)(29) (30)

3.4	By-Laws of the Registrant, amended as of November 6, 1995, and December 21, 2005.	(1)(31)

4.1	Form of 8% Convertible Promissory Note.	(28)

4.2	Form of 8% Replacement Convertible Promissory Note.	(31)

4.3	Form of 8% Convertible Promissory Note.	(31)

4.4	Specimen certificate of the Registrant’s Common Stock.	(1)

4.5	Form of 8% Series A Cumulative Convertible Preferred (“Series A”) Stock Purchase Agreement, with attached list of purchasers and number of shares purchased, as of December 10, 1993.	(1)

4.6	Form of Series B Preferred Stock Purchase Agreement for Closings held on April 15, June 21 and August 11, 1994, with attached list of purchasers and number of shares purchased.	(1)

4.7	Form of Series B Preferred Stock Purchase Agreement for Closings held on December 30, 1994 and February 6, 1995, with attached list of purchasers and number of shares purchased.	(1)

Exhibit No.	Description of Document

4.8	Form of Series C Preferred Stock Purchase Agreement for Closings held on June 22 and June 30, 1995, with attached list of purchasers and number of shares purchased.	(1)

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
		(1)(11) (19)(33)

10.5	Lease Agreements for Lantec Headquarters, among Allied Dunbar Assurance PLC to Businessland (UK) Limited and Businessland Inc., dated November 23, 1988, with Licenses to Assign to Lantec Information Services Ltd., and Supplemental Deed dated November 4, 1993.	(1)

Exhibit No.	Description of Document

10.6
Structured Equity Line Flexible Financing Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC, Amended and Restated Structured Equity Line Flexible Financing Agreement, dated April 7, 2000, Amendment No. 1, and Amendment No. 2.
(15)(17)

10.7	Registration Rights Agreement, dated December 30, 1999, between the Registrant and Cripple Creek Securities, LLC., and Amended and Restated Registration Rights Agreement, dated April 7, 2000.	(16)(15)

10.8	Form of Warrant and Minimum Commitment Warrant of the Registrant issuable to Cripple Creek Securities, LLC.	(15)

10.9	1995 Non-Employee Director Stock Option Plan of the Registrant, dated October 9, 1995, and Amendment No. 1 thereto.	(1)(8) (*)

10.10	The 1996 Stock Option Plan of Elcom International, Inc.	(6)(*)

10.11	The 1997 Stock Option Plan of Elcom International, Inc., and Amendments One and Two thereto.	(11)(12) (*)

10.12	The 2000 Stock Option Plan of the Registrant.	(18) (*)

10.13	The 2001 Stock Option Plan of the Registrant, as amended and restated.	(20) (*)

10.14	The 2002 Stock Option Plan of the Registrant.	(22) (*)

10.15	The 2004 Stock Option Plan of the Registrant.	(29) (*)

10.16	The 2005 Stock Option Plan of the Registrant.	(30) (*)

10.17	Elcom International, Inc. Executive Profit Performance Bonus Plan for Executive Officers dated September 4, 1997.	(9)(*)

10.18	Elcom International, Inc. Key Personnel Profit Performance Bonus Plan dated, September 4, 1997.	(9)(*)

10.19	Employment Agreement dated December 21, 2005, between Elcom International, Inc. and Robert J. Crowell.	(31)(*)

10.20	Employment Agreement dated December 21, 2005, between Elcom International, Inc. and John E. Halnen.	(31)(*)

10.21	Form of Registration Agreement, dated April 23, 2003, among Elcom International, Inc. and the Investors party thereto.	(26)

10.22	Form of Collateral Agency and Security Agreement, dated April 23, 2003, among Elcom International, Inc. and the Investors party thereto.	(26)

10.23	Form of Investment Agreement between Elcom, Smith & Williamson Corporate Finance Limited, several investors and the Directors of Elcom named therein.	(27)

10.24	Accrued Salary Payment Agreement dated December 21, 2005 by and between Elcom International, Inc. and Robert J. Crowell.	(31)(*)

10.25	Amended and restated Collateral Agency and Security Agreement, dated as of August 9, 2005, among Elcom, William W. Smith, as Collateral Agent and the secured parties.	(28)

10.26	Form of Subscription Agreement, dated November 30, 2005, as amended, and accepted by the Registrant on December 20, 2005, by and between the Registrant and members of the Investor Group.	(31)

Exhibit No.	Description of Document

10.27	Sub-Framework Agreement, dated August 12, 2005, between PA Shared Services Limited and Elcom Systems Limited.	(32)

10.28	Revenue Share Agreement, dated August 12, 2005, between Elcom Systems Limited, IMPAQ Business Solutions Limited, PA Consulting Services Limited, @UK plc and PA Shared Services Limited.	(32)

10.29	Parent Company Guarantee, dated August 12, 2005, by Elcom International, Inc. and elcom, inc., in favor of PA Shares Services Limited.	(32)

10.30	Agreement, dated as of March 23, 2006, by and among Elcom International, Inc., Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited, and the directors named therein.	(35)

10.31	Form of Indemnity Agreement for Executive Officers and/or Directors of the Registrant executed by and between Elcom International, Inc. and Sean Lewis, dated March 30, 2006.	(36)

10.32	Release Agreement, dated April 21, 2006, by and between Elcom International, Inc. and Robert J. Crowell.	(37)

10.33	Form of Indemnification Agreement for Internal Revenue Code Section 409A, one executed by and between Elcom International, Inc. and John E. Halnen and one executed by and between Elcom International, Inc. and Robert J. Crowell.	(37)

10.34	Consulting Agreement, dated as of July 21, 2006, by and between Elcom International, Inc. and Laurence F. Mulhern.	(38)

10.35	First Amendment to Employment Agreement, dated as of August 1, 2006, by and between Elcom International, Inc. and John E. Halnen.	(39)

10.36	Form of Subscription Agreement dated October 18, 2006 by and among the Registrant and members of the Investor Group.	(40)

10.37	Agreement, dated as of February 2, 2007, by and among Elcom International, Inc., Smith & Williamson Investment Management Limited and Smith & Williamson Nominees Limited, and the directors named therein.	(41)

21.1	List of the Registrant’s Subsidiaries.	(16)

23.1	Consent of Vitale, Caturano & Company, Ltd.	(x)

31.1	Rule 13a-15(e) Certification of Principal Executive Officer.	(x)

31.2	Rule 13a-15(e) Certification of Principal Financial and Accounting Officer.	(x)

32.1	Section 1350 Certification of Principal Executive Officer.	(x)

32.2	Section 1350 Certification of Principal Financial and Accounting Officer.	(x)

(x)	Filed herewith.

(*)	Management contract or compensatory plan or arrangement.

(1)	Previously filed as an exhibit to Registration Statement No. 33-98866 on Form S-1 and incorporated herein by reference.

(2)	Previously filed as an exhibit to Current Report on Form 8-K filed December 19, 1996, and incorporated herein by reference.

(3)	Previously filed as an exhibit to Current Report on Form 8-K filed March 6, 1997, and incorporated herein by reference.

(4)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(6)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(7)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(8)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference.

(10)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K dated March 26, 1997 filed April 8, 1997, and incorporated herein by reference.

(11)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(12)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(13)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference.

(14)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.

(15)	Previously filed as an exhibit to Registration Statement No. 333-94743 on Form S-3 and incorporated herein by reference.

(16)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(17)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(18)	Previously filed as an exhibit to Registration Statement No. 333-54852 on Form S-8 and incorporated herein by reference.

(19)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(20)	Previously filed as an exhibit to Registration Statement No. 333-61316 on Form S-8 and incorporated herein by reference.

(21)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K, filed on January 11, 2002, and incorporated herein by reference.

(22)	Previously filed as an exhibit to Registration Statement No. 333-91488 on Form S-8 and incorporated herein by reference.

(23)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.

(24)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(25)	Previously filed as an exhibit to Current Report on Form 8-K filed April 10, 2002 and incorporated herein by reference.

(26)	Previously filed as an exhibit to Registrant’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 and incorporated herein by reference.

(27)	Previously filed as an exhibit to Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 and incorporated herein by reference.

(28)	Previously filed as an exhibit to Current Report on Form 8-K filed August 10, 2005, and incorporated herein by reference.

(29)	Previously filed as an Appendix to Registrant’s Definitive Proxy Statement filed May 21, 2004, and incorporated herein by reference.

(30)	Previously filed as an Appendix to Registrant’s Definitive Proxy Statement filed May 23, 2005, and incorporated herein by reference.

(31)	Previously filed as an exhibit to Current Report on Form 8-K filed December 23, 2005, and incorporated herein by reference.

(32)	Previously filed as an exhibit to Current Report on Form 8-K filed August 18, 2005, and incorporated herein by reference.

(33)	Previously filed as an exhibit to Current Report on Form 8-K filed March 2, 2006, and incorporated herein by reference.

(34)	Previously filed as an exhibit to Current Report on Form 8-K filed March 10, 2006, and incorporated herein by reference.

(35)	Previously filed as an exhibit to Current Report on Form 8-K dated March 23, 2006 filed March 24, 2006), and incorporated herein by reference.

(36)	Previously filed as an exhibit to Current Report on Form 8-K filed April 10, 2006 and incorporated herein by reference.

(37)	Previously filed as an exhibit to Current Report on Form 8-K filed April 27, 2006 and incorporated herein by reference.

(38)	Previously filed as an exhibit to Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference.

(39)	Previously filed as an exhibit to Current Report on Form 8-K filed August 3, 2006 and incorporated herein by reference.

(40)	Previously filed as an exhibit to Current Report on Form 8-K filed October 24, 2006 and incorporated herein by reference

(41)	Previously filed as an exhibit to Current Report on Form 8-K dated February 2, 2007 (filed February 7, 2007), and incorporated herein by reference.