Form 10-Q
period 2008-03-31
ELCOM INTERNATIONAL INC
filed 2008-10-17
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

The registrant had 552,177,450 shares of common stock, $.01 par value, outstanding as of October 15, 2008.

Transitional Small Business Disclosure Format Yes ☒ No ☐

INDEX

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3

	Unaudited Consolidated Statements of Operations and Other Comprehensive Loss for the Three Month Periods Ended March 31, 2008 and 2007	4
	Unaudited Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2008 and 2007	5

	Notes to Unaudited Consolidated Financial Statements	6 to 9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	9 to 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	13

Item 4.	Controls and Procedures	13

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION
ELCOM INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,314	$947
Accounts receivable:
Trade	710	1,752
Less allowance for doubtful accounts	(17)	(27)
Accounts receivable, net	693	1,725
Prepaid expenses and other current assets	472	494
Total current assets	2,479	3,166
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,492	21,480
Furniture, equipment and leasehold improvements	3,088	3,088
	24,580	24,568
Less accumulated depreciation and amortization	(24,002)	(23,897)
	578	671
OTHER ASSETS	14	14
Total assets	$3,071	$3,851

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of capital lease obligation	$127	$135
Convertible note payable, net of unamortized discount of $816 and $612, respectively	1,234	914
Accounts payable	741	864
Deferred revenue	1,075	1,285
Related party accrued salary, bonuses and interest	831	906
Accrued expenses and other current liabilities	639	724
Current liabilities of discontinued operations	30	30
Total current liabilities	4,677	4,858
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	29	48
OTHER LONG TERM LIABILITY	111	135
Total liabilities	4,817	5,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value; Authorized — 10,000,000 shares — Issued and outstanding – none	—	—
Common stock, $.01 par value; Authorized – 700,000,000 shares – Issued – 552,177,450 shares at March 31, 2008 and December 31, 2007	5,522	5,522
Additional paid-in capital	127,360	126,957
Accumulated deficit	(134,027)	(133,080)
Accumulated other comprehensive loss	(601)	(589)
Total stockholders' deficit	(1,746)	(1,190)
	$3,071	$3,851

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE LOSS
(in thousands, except per share data)
(unaudited)

	For theThree Months Ended
	March 31,
	2008		2007

Net Revenues:
License, hosting services and other fees		$929		633
Professional services		295		193
Total net revenues		1,224		826

Cost of revenues		260		266
Gross profit		964		560

Operating Expenses:
Selling, general and administrative		1,844		2,031
Research and development		47		215
Total operating expenses		1,891		2,246
Operating loss		(927)		(1,686)

Interest and other income, net		12		64
Interest expense		(33)		(8)
Net loss before income taxes		(948)		(1,630)
Income taxes		—		—
Net loss		(948)		(1,630)

Other comprehensive loss, net of tax		(11)		(13)

Comprehensive loss		$(959)		$(1,643)

Basic and diluted net loss per share	$	(—)	$	(—)

Weighted average number of basic and diluted shares outstanding		552,177		523,699

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELCOM INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(948)	$(1,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	115
Amortization of debt discount	31	—
Stock-based compensation	197	352
Reversal of allowance for doubtful accounts	(10)	—
Changes in current assets and liabilities:
Accounts receivable, net	1,042	(489)
Prepaid expenses and other current assets	21	102
Accounts payable	(125)	(45)
Deferred revenue	(209)	377
Accrued expenses and other current liabilities	(161)	(101)
Net cash used in continuing operating activities	(57)	(1,319)
Net cash used in discontinued operations	—	—
Net cash used in operating activities	(57)	(1,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(11)	(27)
Net cash used in investing activities	(11)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	2,496
Repayments of capital lease obligations	(28)	(28)
Proceeds from convertible loans	498	—
Payment of other long term liability	(24)	(36)

Net cash provided by financing activities	446	2,432

FOREIGN EXCHANGE EFFECT ON CASH	(11)	(13)

NET INCREASE IN CASH AND CASH EQUIVALENTS	367	1,073
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	947	1,086
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,314	$2,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$33	$8
Debt discount arising from imputed interest	$209	$653
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ELCOM INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Consolidation

The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries.

Quarterly Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Elcom as of March 31, 2008, and the results of its operations and cash flows for the three-month periods ended March 31, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in Elcom’s Annual Report on Form 10-KSB, for the year ended December 31, 2007.

Going Concern

  The consolidated financial statements as of December 31, 2007 and March 31, 2008 have been prepared under the assumption that the Company will continue as a going concern. Elcom has incurred net losses every year since 1998, has an accumulated deficit of $134,027,000 as of March 31, 2008, and expects to incur a loss in fiscal year 2008. As of March 31, 2008, Elcom had $1.3 million of cash and cash equivalents and current assets of approximately $2.5 million and had current liabilities of approximately $4.7 million. The ultimate success of Elcom is dependent upon achieving additional revenues by marketing its software solutions, typically through channel partners, until the Company is operating profitably. Elcom has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $1.3 million of cash used in operating activities in fiscal 2007, and $57,000 of cash used in operating activities in the first quarter of 2008. Elcom’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. During October and November 2007 and March 2008, Elcom received convertible loans from a non-US investor of £1,000,000 (approximately $2,000,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p or $.07 per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p or $.07 at anytime. The loans are expected to be converted into shares prior to their maturity in 2012. Elcom believes that as a result of these loans, it has the funds required to perform under its current contracts. However, Elcom expects to incur a net loss in 2008, albeit at a significantly reduced level to that in 2007. Elcom cannot assure that additional financing will be available on favorable terms, or at all. If funds are not available when required for working capital needs or other transactions, Elcom’s ability to carry out its business plan could be adversely affected, and Elcom may be required to further scale back its operations to reflect the extent of available funding. If Elcom is able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on Elcom’s ability to incur other indebtedness, to pay dividends, to create liens, to sell its capital stock, or enter into other transactions. Such restrictions may adversely affect Elcom’s ability to finance its future operations or capital needs or to grow its business. If Elcom raises additional funds by issuing equity or convertible debt securities, the percentage ownership of the Company’s existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of the common stockholders.

If Elcom is unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, Elcom would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Stock Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended March 31,
	2008	2007
Employee and director stock option grants:
Cost of revenues	$19,027	$20,510
Selling, general and administrative	172,538	301,433
Research and development	5,628	30,254

Total stock-based compensation	$197,193	$352,197

Elcom uses the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2007. There were no stock-based compensation awards granted during the three months ended March 31, 2008. The weighted-average gross fair value of awards under Elcom’s stock option plans during the three months ended March 31, 2008 was $0.08 for each share covered by an option grant, utilizing the following assumptions:

Volatility	154.35%
Risk-free interest rate	4.83%
Expected life of options	5.75 years
Expected dividend yield	0%

Elcom has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over a five year period (consistent with the expected life of the options). The volatility is based on the reported trading of Elcom’s common stock on the Over The Counter Bulletin Board, and NASDAQ Capital Market, as applicable. The risk-free interest rate is based on the U.S. Government five year Treasury Constant Maturity rate, with a five year term. The expected life of an option is based on Elcom’s historical experience since January 1, 1996, shortly after it became a public company. The expected dividend yield is zero based on the fact that Elcom has never paid a dividend and does not presently have an intention to pay cash dividends.

Based on Elcom’s historical turnover rates, an overall annualized estimated forfeiture factor of 15% has been utilized, and in certain specific instances when it is known that options will be forfeited, such forfeitures are taken into consideration. Under the provisions of SFAS 123R, additional expense will be recorded in future periods if the actual forfeiture rate is lower than estimated, and a recovery of prior expense will be recorded if the actual forfeiture rate is higher than estimated.

As of March 31, 2008, the Company had unamortized stock-based compensation, net of expected forfeitures, aggregating approximately $674,764, which will be amortized to expense over the requisite service periods, currently through January 2009. The unamortized stock-based compensation will be recognized over a weighted average period of approximately 12 months.

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	22,642,864	$0.25
Granted	—
Expired	—
Forfeited	—
Exercised	—
Outstanding at March 31, 2008	22,642,864	0.25	7.15	-
Vested or expected to vest at March 31, 2008	22,371,800	0.34	6.73	-
Exercisable at March 31, 2008	14,582,864	$0.35	6.67	-

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of the Company’s common stock at the end of the respective period and the exercise price of the underlying options.

The total grant-date fair value of stock options that vested during the three months ended March 31, 2008 was $197,193.

3.	Notes Payable

In March 2008, Elcom received convertible loans from a non-US investor of £250,000 (approximately $498,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p or $.07 per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares at some stage in the future. The convertible notes that were issued in connection with these loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

A discount of $209,279 was recorded for the imputed interest rate upon issuance of the convertible notes. The discount is amortized utilizing the effective interest method over the period commencing on the issuance date to the stated maturity date. Elcom is utilizing an average interest rate of 11% derived from its capital lease obligations in calculating imputed interest.

The following table summarizes the issuance of Convertible Loans payable (in thousands) during the three-month ended March 31, 2008:

	Imputed Interest
Description	Rate	Date of Maturity	2008

Principal issuances
£250,000 Convertible loans	11%	12/19/12	498
Total issuances during the quarter ended			498
Principal balance, December 31, 2007			1,551
Principal balance, March 31, 2008			2,049

Unamortized discount, December 31, 2007			(637)
Discount on new loan			(209)
Amortization of debt discount			31
Unamortized discount, March 31, 2008			(816)
Total debt, net of discount			$1,234

Elcom evaluated its convertible notes for derivative treatment according to SFAS 133 and EITF 00-19 and determined that the conversion feature did not meet the definition of liability and therefore did not need to be bifurcated and recorded at fair market value. Elcom also evaluated the conversion feature for a beneficial conversion feature in accordance with EITF 98-5 and determined that at inception, there was no beneficial conversion feature.

4.  Business Segment Information

Elcom’s operations are classified as a single business segment, specifically the development and sale of automated procurement and electronic marketplace internet-based software solutions, which automate many supply chain and financial settlement functions associated with procurement. Elcom operates both in the U.S. and U.K., and geographic financial information for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net revenues:
U.S.	$175	$154
U.K.	1,049	672
Net revenues	$1,224	$826

Operating loss:
U.S.	$(1,389)	$(1,921)
U.K.	462	$235
Operating loss	$(927)	$(1,686)

	March 31,	December 31,
	2008	2007
Identifiable assets:
U.S.	$1,421	$2,379
U.K., including cash and cash equivalents1	1,650	1,472
	$3,071	$3,851

5.  Subsequent Events

During May 2008 and June 2008, Elcom received convertible loans from a non-US investor of £100,000 and £330,000 (approximately $856,000), of which £100,000 of the June proceeds was used to repay the May loan, and £80,000 was used to partly repay a loan received in March 2008. The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The convertible notes that were issued in connection with these loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

In April 2008, the listing of the Company’s common stock on the AIM Exchange in the U.K. was cancelled.

In May 2008, the Company entered into a compromise agreement with its former chairman whereby the Company paid £30,000 (approximately $60,000) plus cost contribution to its former chairman in full and final settlement of the latter’s claim against the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Introduction

Elcom International, Inc. (“Elcom”), a corporation formed in Delaware in December 1992, is a leading provider of Internet-based remotely hosted, integrated eProcurement and eMarketplace solutions and services. Our PECOS™ (“Professional Electronic Commerce Online System”) eCommerce solution is typically remotely hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are currently using or accessing Elcom’s solution under these arrangements. Since January 16, 2003, our Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. On May 18, 2007, our stock was suspended from the OTCBB due to a delay in our filing the annual report for the year ended December 31, 2006 with the SEC and since then our stock has been listed in the Pink Sheets under the symbol ELCO. In addition, since April 16, 2004, our common stock was traded on the AIM Exchange (as defined below) under the symbols ELC and ELCS (designating the Regulation S Shares); however, the stock was cancelled from admission on April 1, 2008. We operate in the U.S. and U.K.

Overview

Prior to the divestiture of its information technology (“IT”) products and services business in the U.K. and U.S., Elcom had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several electronic methodologies. During 2001, Elcom carefully reviewed its business operations, and in order to reduce operational and financial risks and properly align Elcom’s operations with the slowing demand for IT products and the overall economic environment, Elcom decided to divest its IT products and services business to reduce costs and allow Elcom to focus exclusively on its core Internet-based, eCommerce software technology. On December 31, 2001, Elcom divested itself of its U.K. IT products business and on March 29, 2002, Elcom divested itself of its U.S. IT products and services business. Commencing during the second quarter of 2002, Elcom’s sole source of revenue has been the implementation of eCommerce solutions and associated professional services and monthly hosting services, usage and data maintenance fees.

In the U.K., Elcom has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland Programme, where Elcom provides an eCommerce system to agencies, councils, and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. Elcom signed agreements with one (1) Public Entity in 2006, and a further nine (9) in 2007, bringing the total number of Public Entities in the eProcurement Scotland Programme to 35. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland Programme, and possibly more, depending upon the Scottish Executive’s definition of eligibility. Elcom earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland Programme. Capgemini is the prime contractor in the Scottish Executive Agreement. Elcom subcontracts under this agreement as the technology service provider. During 2007 and the first quarter of 2008, this contract accounted for over 75% and 68%, respectively, of Elcom’s revenues and Elcom continues to remain dependent on it although plans are in place to reduce reliance on this particular contract.

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

Results of Operations

Quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.

Net Revenues. Net revenues for the quarter ended March 31, 2008 increased from $826,000 in the same period in 2007 to $1,224,000, an increase of $398,000, or 48%. License, hosting services and other fees increased from $633,000 in the 2007 quarter to $929,000 in the 2008 quarter, an increase of $296,000 or 47%. This increase is primarily due to an additional nine customers joining the eProcurement Scotland Program during 2007. Professional services fees increased by $102,000, to $295,000 in 2008 from $193,000 in 2007, as a result of a specific piece of development work.

Gross Profit. Gross profit for the quarter ended March 31, 2008 increased to $964,000 from $560,000 in the comparable 2007 quarterly period, an increase of $404,000 or 72%.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended March 31, 2008 were $1,844,000, compared to $2,031,000 in the 2007 quarter, a decrease of $187,000, or 9%. The primary reason for the decrease in SG&A in the first quarter of 2008 as compared to the first quarter of 2007 are a reduction in personnel costs of $293,000, of which $129,000 related to a reduction in stock option expenses and general cost control which resulted in lower insurance and travel costs of $57,000, however these reductions were offset by increases in exceptional audit fees of $92,717, which related to fees incurred in completing the 3 quarterly reports and annual report for 2007, an increase of $55,000 in relation to legal fees and an increase in cost of providing back up services of $20,000.

Research and Development Expense. Research and development expense for the quarters ended March 31, 2008 and 2007 were $47,000 and $215,000, respectively, reflecting a reduction in 2008 of $168,000 from the expense recorded in the first quarter of 2007. The reduction in expense in 2008 compared to 2007 was due to a decrease in the level of costs associated with new development in relation to its PECOS application.

Operating Loss. Elcom reported an operating loss of $927,000, for the quarter ended March 31, 2008 compared to a loss of $1,686,000 reported in the comparable quarter of 2007, a reduction of $759,000 in the loss reported. The reduction in operating loss in the first quarter of 2008 compared to the same period in 2007 was a direct result of the increase in revenue and continued cost control.

Interest and Other Income, Net. Interest income and other income, net for the quarter ended March 31, 2008 was income of $12,000 compared to $64,000 in the comparable 2007 quarter. The decrease is mainly a result that the 2007 figures included non-recurring other income of $53,000 arising from the reversal of an accrued interest expense amount.

Interest Expense. Interest expense for the quarter ended March 31, 2008 was $33,000 compared to $8,000 in the same period of 2007. The increase in expense is a result of interest being accrued on the 2007 and 2008 loan notes.

Net Loss. Elcom’s net loss for the quarter ended March 31, 2008 was $948,000, a decrease in the loss of $682,000 from the comparable quarterly loss recorded in 2007 of $1,630,000, as a result of the factors discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the three-month period ended March 31, 2008 was $57,000, resulting primarily from the net loss of $948,000, together with a reduction in accounts receivable of $1,042,000, which was partially offset by an increase in deferred revenue of $209,000.

Net cash used in investing activities for the three-month period ended March 31, 2008 was $11,000 due to the purchase of property, equipment and software.

Net cash provided by financing activities for the three-month period ended March 31, 2008 was $446,000, of which $498,000 related to the proceeds from a convertible loan note issued to a non-US investor (see Item 2).

Elcom’s principal commitment consists of a lease on its headquarters office facility. Elcom will also require ongoing investments in research and development and property, equipment and software in order to further increase operating revenues, and meet the requirements of its customers.

Risk Factors Relating to Liquidity

Elcom’s consolidated financial statements as of March 31, 2008 have been prepared under the assumption that Elcom will continue as a going concern. Elcom’s independent registered public accounting firm, Malone & Bailey PC, has issued a report dated August 20, 2008, (except for Note 10 which is as of September 3, 2008) that included an explanatory paragraph referring to Elcom’s significant operating losses and substantial doubt in its ability to continue as a going concern (See Note 1 – Basis of Presentation – Going Concern, to the March 31, 2008 Consolidated Financial Statements for additional information), without generating incremental operating revenues or, if required, additional capital becoming available.

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

Factors Affecting Future Performance

A significant portion of Elcom’s revenues are from hosting services and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of Elcom’s ecommerce software system by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the ecommerce software system; the procurement of additional services from Elcom by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; their compliance with the terms and conditions of their agreement with the Scottish Executive; and the ability of Elcom to perform under its agreement with Capgemini.

If further business fails to develop under the Capgemini agreement or if the U.S. eMarketplaces do not expand as expected, or if Elcom is unable to perform under any of these agreements, it would have a material adverse affect on Elcom’s future financial results.

Outlook

Elcom expects that its operating loss will continue through 2008, however progress has been made in a number of areas and the level of losses will be significantly lower than 2007. Improvements in revenues and operating results from operations in future periods will not occur without Elcom being able to generate incremental operating revenues from existing and new clients.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q could include forward-looking statements or information. All statements, other than statements of historical fact, including, without limitation, those with respect to Elcom's objectives, plans and strategies set forth herein and those preceded by or that include the words "believes," "expects," "targets," "intends," "anticipates," "plans," or similar expressions, are forward-looking statements. Although Elcom believes that such forward-looking statements are reasonable, it can give no assurance that Elcom's expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause Elcom's future results to differ materially from those anticipated, including: (i) the necessity for Elcom to generate incremental operating revenues and whether this objective can be met given the overall marketplace and client's acceptance and usage of eCommerce software systems, eProcurement and eMarketplace solutions, including corporate demand therefore; the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors; control of operating expenses; and revenue growth; (ii) the consequent results of operations given the aforementioned factors; and (iii) the necessity of Elcom to achieve profitable operations within the constraints of its existing resources, and if it can not, the availability of incremental capital funding to Elcom, particularly in light of the audit opinion from Elcom's independent registered public accounting firm in Elcom’s 2007 Annual Report on Form 10-KSB, and other risks detailed from time to time in this Quarterly Report on Form 10-Q and in Elcom’s other SEC reports and statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks

As a smaller reporting company, we are not required to provide the information required by this Item.

Item4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Elcom's Chief Executive Officer and Executive Vice President of Finance, after evaluating the effectiveness of Elcom's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008 (the "Evaluation Date"), have concluded that as of the Evaluation Date, Elcom's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by Elcom in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, because of the untimely filing of the interim reports.

(b)	Changes in Internal Controls

There was no change in Elcom’s internal controls over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, Elcom’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

During October and November 2007, and March, May and June 2008, Elcom received proceeds from convertible loans from a non-US investor of £1,250,000 (approximately $2,500,000). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares prior to their maturity in 2012. The convertible notes that were issued in connection with these loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

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

Elcom International, Inc.
(Registrant)

Date: 10/15/2008	By:	/s/Gregory King
Gregory King
Chief Executive Officer
(Principal Executive Officer)

Date: 10/15/2008	By:	/s/ David Elliott
David Elliott
Executive Vice President of Finance
(Principal Finance and Accounting Officer)