Form 10-Q
period 2008-06-30
ELCOM INTERNATIONAL INC
filed 2008-11-12
CIK 900096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-27376

Elcom International, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	04-3175156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 OCEANA WAY NORWOOD, MASSACHUSETTS	02062
(Address of principal executive offices)	(Zip Code)

1-781-501-4000
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  552,177,450 as of November 12, 2008.

INDEX

Part I - FINANCIAL INFORMATION

i

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,578	$947
Accounts receivable:
Trade	557	1,752
Less allowance for doubtful accounts	(18)	(27)
Accounts receivable, net	539	1,725
Prepaid expenses and other current assets	443	494
Total current assets	2,560	3,166
PROPERTY, EQUIPMENT AND SOFTWARE, AT COST:
Computer hardware and software	21,499	21,480
Furniture, equipment and leasehold improvements	3,088	3,088
	24,587	24,568
Less accumulated depreciation and amortization	(24,107)	(23,897)
	480	671
OTHER ASSETS	14	14
Total assets	$3,054	$3,851
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Current portion of capital lease obligations	$111	$135
Convertible notes payable, net of unamortized discount of $707
and $637, respectively	1,834	914
Accounts payable	708	864
Deferred revenue	773	1,285
Related party accrued salary, bonuses and interest	756	906
Accrued expenses and other current liabilities	625	724
Current liabilities of discontinued operations	30	30
Total current liabilities	4,837	4,858
CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION	10	48
OTHER LONG TERM LIABILITY	87	135
Total liabilities	4,934	5,041
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value; Authorized -- 10,000,000 shares --
Issued and outstanding - none	--	--
Common stock, $.01 par value; Authorized - 700,000,000 shares -
Issued - 552,177,450 shares at June 30, 2008
and December 31, 2007	5,522	5,522
Additional paid-in capital	127,588	126,957
Accumulated deficit	(134,383)	(133,080)
Accumulated other comprehensive loss	(607)	(589)
Total stockholders' deficit	(1,880)	(1,190)
	$(3,054)	$(3,851)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Net Revenues:
License, hosting services and other fees		$1,449		$900		$2,378		$1,532
Professional services		251		802		546		996
Total net revenues		1,700		1,702		2,924		2,528

Cost of revenues		189		268		449		534
Gross profit		1,511		1,434		2,475		1,994

Operating Expenses:
Selling, general and administrative		1,631		1,858		3,475		3,889
Research and development		51		226		98		441
Total operating expenses		1,682		2,084		3,573		4,330
Operating loss		(171)		(650)		(1,098)		(2,336)
Interest and other income, net		9		18		21		82
Interest expense		(39)		(7)		(72)		(15)
Loss on debt extinguishment		(155)		--		(155)		--
Net loss before income taxes		(356)		(639)		(1,304)		(2,269)
Income taxes		--		--		--		--
Net loss		(356)		(639)		(1,304)		(2,269)

Other comprehensive income (loss), net of tax		(7)		12		(18)		(1)

Comprehensive loss		$(363)		$(627)		$(1,322)		$(2,270)

Basic and diluted net loss per share	$	(--)	$	(--)	$	(--)	$	(--)

Weighted average number of basic and diluted shares outstanding		552,177		552,177		552,177		538,017

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,304)	$(2,269)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accretion of debt discount	66	-
Loss on debt extinguishment	155	-
Depreciation and amortization	210	233
Stock-based compensation	339	497
Provision for doubtful accounts receivable	(10)	11
Changes in current assets and liabilities:
Accounts receivable, net	1,195	(508)
Prepaid expenses and other current assets	51	78
Accounts payable	(154)	81
Deferred revenue	(512)	549
Accrued expenses and other current liabilities	(249)	(228)
Net cash used in operating activities	(213)	(1,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, equipment and software	(19)	(54)
Net cash used in investing activities	(19)	(54)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issue of common stock, net	--	2,496
Proceeds from convertible notes	1,344	--
Payments of convertible notes payable	(354)	--
Repayments of capital lease obligations	(61)	(60)
Decrease in other long term liability	(48)	(72)
Net cash provided by (used in) financing activities	881	2,364

FOREIGN EXCHANGE EFFECT ON CASH	(18)	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	631	753
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	947	1,086
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,578	$1,839

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVIES:
Debt discount arising from imputed interest	$290	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5	$15
Income taxes paid	$--	$--
Acquisition of equipment under capital leases	$--	$29

The accompanying notes are an integral part of these consolidated unaudited financial statements.

ELCOM INTERNATIONAL, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation

Consolidation

The consolidated financial statements include the accounts of Elcom International, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Elcom”).

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Elcom as of June 30, 2008, the results of its operations for the three- and six-month periods ended June 30, 2008 and 2007, and cash flows for the six-month periods ended June 30, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the year as a whole. Certain financial information that is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been omitted. For further information, reference should be made to the consolidated financial statements and accompanying notes included in Elcom’s Annual Report on Form 10-KSB, for the year ended December 31, 2007.

Going Concern

Elcom’s consolidated financial statements as of December 31, 2007 and June 30, 2008 have been prepared under the assumption that Elcom will continue as a going concern. Elcom has incurred net losses every year since 1998, has an accumulated deficit of $134,383,000 as of June 30, 2008, and expects to incur a loss in fiscal year 2008. However, this loss is forecast to be substantially lower than that incurred in 2007. As of June 30, 2008, Elcom had $1.6 million of cash and cash equivalents, current assets of approximately $2.56 million and current liabilities of approximately $4.8 million. The ultimate success of Elcom is dependent upon achieving additional revenues by marketing its eCommerce software solutions, typically through channel partners, until Elcom is operating profitably. Elcom has incurred significant operating losses and has used cash in operating activities in each of the last several years, including $3.7 million of cash used in operating activities in fiscal year 2007, and $213,000 of cash used in operating activities in the first six months of fiscal year 2008. Elcom’s ability to continue as a going concern is primarily dependent upon its ability to grow revenue and attain further operating efficiencies and, if necessary, to also attract additional capital. Elcom will incur a net loss in fiscal year 2008; however, this loss will be significantly lower than the net loss incurred in fiscal year 2007. In order to achieve profitable operations, Elcom is dependent upon generating significant new revenues from existing and future contracts. During March, May and June 2008, Elcom received convertible loans from a non-US investor of £500,000 (approximately $1,000,000 and net of repayments). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that common stock or any equity instruments are issued at a price lower than 3.5p at anytime. The loans are expected to be converted into shares prior to their maturity in 2012. Elcom believes that as a result of these loans, it has the funds required to perform under its current contracts. Elcom cannot assure that additional financing will be available on favorable terms, or at all. If funds are not available when required for working capital needs or other transactions, Elcom’s ability to carry out its business plan could be adversely affected, and Elcom may be required to further scale back its operations to reflect the extent of available funding. If Elcom is able to arrange for additional credit facilities from lenders, the debt instruments are likely to include limitations on Elcom’s ability to incur other indebtedness, to pay dividends, to create liens, to sell its capital stock, or enter into other transactions. Such restrictions may adversely affect Elcom’s ability to finance its future operations or capital needs or to grow its business. If Elcom raises additional funds by issuing equity or convertible debt securities, the percentage ownership of the Company’s existing stockholders will be reduced. These securities may have rights, preferences or privileges senior to those of the common stockholders.

If Elcom is unable to consummate any equity financing or receive additional loaned monies to provide sufficient working capital, Elcom would likely be forced to curtail operations and/or seek protection under bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Stock Based Compensation

The following table summarizes amounts charged to expense for stock-based compensation related to employee and director stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Employee and director stock option grants:
Cost of revenues	$15,711	$20,375	$34,738	$40,885
Selling, general and administrative	120,134	94,190	292,672	395,623
Research and development	5,463	29,958	11,091	60,212

Total stock-based compensation	$141,308	$144,523	$338,501	$496,720

Elcom uses the Black-Scholes valuation model to estimate the fair value of stock-based compensation awarded after January 1, 2006. There were no stock-based compensation awards granted during the three or six month periods ended June 30, 2008. The weighted-average gross fair value of awards under Elcom’s stock option plans in the first six months of 2008 was $0.08 for each share covered by an option grant, utilizing the following assumptions:

Volatility	154.35%
Risk-free interest rate	4.83%
Expected life of options	5.75 years
Expected dividend yield	0%

Elcom has generally relied upon its historical information as the most reasonable basis to determine its valuation assumptions with respect to share-based payments, because it has no reason to believe that its future experience will differ from its historical experience. The volatility figure is based on the daily actual historical volatility of Elcom’s common stock over the five year period (consistent with the expected life of the options) ended June 30, 2008. The volatility calculation is based on the reported trading of Elcom’s common stock on the Over The Counter Bulletin Board (“OTCBB”), and Nasdaq Small Cap Market, as applicable. The risk-free interest rate is based on the U.S. Government five-year Treasury Constant Maturity rate, with a five-year term. The expected life of options is based on Elcom’s historical experience since January 1, 1996, shortly after it became a public company. The expected dividend yield is zero based on the fact that Elcom has never paid a dividend and does not presently have an intention to pay cash dividends.

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

As of June 30, 2008, Elcom had unamortized stock-based compensation, net of expected forfeitures, aggregating approximately $533,456, which will be amortized to expense over the requisite service periods, currently through January of 2009. The unamortized stock-based compensation will be recognized over a weighted average period of approximately 18 months.

A summary of stock option activity for the six months ended June 30, 2008 is presented below:

	Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contracted Term in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2007	22,642,864	$0.25
Granted	0
Expired	0
Forfeited	1,528,885
Exercised	0
Outstanding at June 30, 2008	21,113,979	$0.25	6.92	—
Vested or expected to vest at June 30, 2008	19,203,650	$0.36	6.54	—
Exercisable at June 30, 2008	14,048,979	$0.32	6.49	—

The aggregate intrinsic value of options outstanding is calculated based on the positive difference between the closing market price of Elcom’s common stock at the end of the respective period and the exercise price of the underlying options.

The total grant-date fair value of stock options that vested during the six months ended June 30, 2008 was approximately $338,501.

3.	Notes Payable

In March of 2008, Elcom received convertible loans from a non-US inventor of £250,000 (approximately $497,000).

In May and June 2008, Elcom received convertible loans from the same non-US investor of £100,000 (approximately $198,000) and £330,000 (approximately $649,000). The proceeds of the loans received in June 2008 were used to repay the £100,000 (approximately $197,000) loan received in May 2008 with £80,000 (approximately $157,000) being used to repay a loan received in March 2008, the balance of proceeds £150,000 (approximately $295,000) was received in cash. The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p (approx. $0.07) per share.

The loans are expected to be converted into shares at some stage in the future.

A discount of $80,437 was recorded for the imputed interest rate upon issuance of the May 2008 convertible notes. The discount is amortized utilizing the effective interest method over the period commencing on the issuance date to the stated maturity date. Elcom is utilizing an average interest rate of 11% derived from its capital lease obligations in calculating imputed interest. A loss on extinguishment of debt of $155,000 was recognized upon partial settlement of a March 2008 loan and full settlement of the May 2008 loan representing the write-off of unamortized discount balances at the time of settlement.

The following table summarizes the issuance of convertible loans payable (in thousands) during the six months ended June 30, 2008:

Description	Interest Rate	Date of Maturity	2008
Principal issuances
Principal balance, December 31, 2007			$1,551
£250,000 convertible loans	11%	12/19/12	497
£100,000 convertible loans	11%	12/19/12	198
£330,000 convertible loans	12%	12/19/12	649
Total issuances during the period			1,344
Principal Repayments			(354)
Principal balance, June 30, 2008			2,541
Unamortized discount, December 31, 2007			(637)

Discount on new loan			(290)
Amortization and write-off of debt discount			220
Unamortized discount, June 30, 2008			(707)
Total debt, net of discount			1,834

4.	Business Segment Information

Elcom’s operations are classified as a single business segment, specifically the development and sale of automated procurement and electronic marketplace Internet-based software solutions which automate many supply chain and financial settlement functions associated with procurement. Elcom operates both in the U.S. and U.K. and geographic financial information for the three- and six-month periods ended June 30, 2008 and 2007, is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues:
U.S.	$191	$193	$366	$347
U.K.	1,509	1,509	2,558	2,180
Net revenues	$1,700	$1,702	$2,924	$2,527

Operating income (loss):
U.S.	$(1,086)	$(1,723)	$(2,475)	$(3,636)
U.K.	915	1,073	1,377	1,300
Operating loss	$(171)	$(650)	$(1,098)	$(2,336)

	June 30,	December 31,
Identifiable assets:	2008	2007
U.S.	$1,255	$1,472
U.K., including cash and cash equivalents of $1,366 and $880 in 2008 and 2007, respectively	1,799	2,379
	$3,054	$3,851

5.	Subsequent Events

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Introduction

Elcom International, Inc. (“Elcom”), a corporation formed in Delaware in December 1992, is a leading provider of Internet-based remotely hosted, integrated eCommerce solutions and services. Our PECOS™ (“Professional Electronic Commerce Online System”) solution is typically remotely hosted by Elcom, providing rapid deployment and single point responsibility for clients. In total, over 100 organizations are currently using or accessing Elcom’s solution under these arrangements. Since January 16, 2003, our Common Stock has been quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) under the symbol ELCO. On May 18, 2007, our stock was suspended from the OTCBB due to a delay in our filing the annual report for the year ended December 31, 2006 with the SEC and since then our stock has been listed in the Pink Sheets under the symbol ELCO. In addition, since April 16, 2004, our common stock was traded on the AIM Exchange under the symbols ELC and ELCS (designating the Regulation S Shares); however, the stock was cancelled from admission on April 1st, 2008. We operate in the U.S. and U.K.

Overview

Prior to the divestiture of its information technology (“IT”) products and services business in the U.K. and U.S., Elcom had previously marketed over 130,000 IT products to commercial, educational and governmental accounts via several innovative eCommerce solutions. During 2001, Elcom carefully reviewed its business operations, and in order to reduce operational and financial risks and properly align Elcom’s operations with the slowing demand for IT products and the overall economic environment, Elcom decided to divest its IT products and services business to reduce costs and allow Elcom to focus exclusively on its core business of providing large scale eCommerce solutions. On December 31, 2001, Elcom divested itself of its U.K. IT products business and on March 29, 2002, Elcom divested itself of its U.S. IT products and services business. Commencing during the second quarter of 2002, Elcom’s sole source of revenue has been the implementation of eCommerce solutions and associated usage and professional services and monthly hosting services, usage and data maintenance fees.

In the U.K., Elcom has a substantial contract with Capgemini UK Plc (“Capgemini”) associated with the Scottish Executive’s eProcurement Scotland Programme, where Elcom provides its solutions to agencies, councils, universities and National Health Service of Scotland (hospitals) Trusts (“Public Entities”) in Scotland. Elcom signed agreements with one (1) Public Entity in 2006, nine (9) in 2007 and for the first 6 months of 2008 a further two (2), bringing the total number of Public Entities in the eProcurement Scotland program to 38. There are approximately 47 Public Entities potentially available to join the eProcurement Scotland Programme, and possibly more, depending upon the Scottish Executive’s definition of eligibility. Elcom earns implementation fees and monthly hosting services fees for each Public Entity that joins the eProcurement Scotland Programme. Capgemini is the prime contractor in the Scottish Executive Agreement. Elcom subcontracts under this Agreement as the technology service provider. During 2007, this contract accounted for over 75% of Elcom’s revenues, and during the first 6 months of 2008, this represented over 79% of Elcom’s revenues.

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

Results of Operations

Quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.

Net Revenues. Net revenues for the quarter ended June 30, 2008 decreased to $1,700,000, from $1,702,000 in the same period of 2007, a slight decrease of $2,000. License, hosting services and other fees increased from $900,000 in the 2007 quarter to $1,449,000 in the 2008 quarter, an increase of $549,000, or 61%. This increase is primarily due to additional customers joining the eProcurement Scotland Programme. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliated fees. Professional services fees decreased from $802,000, to $251,000 in the 2008 quarter, a decrease of $551,000 in the 2008 quarter. This was predominately due to the fact that the 2007 period included two specific projects of a non-recurring nature.

Gross Profit. Gross profit for the quarter ended June 30, 2008 increased to $1,511,000 from $1,434,000 in the comparable 2007 quarterly period, an increase of $77,000, or 5%. This increase is primarily a result of a reduction in third party cost of sales.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the quarter ended June 30, 2008 were $1,631,000 compared to $1,858,000 in the second quarter of 2007, a decrease of $227,000, or 12%. This decrease was a combination of a reduction in general expenses of reduced payroll costs following a reduction in headcount.

Research and Development Expense. Research and development expense for the quarters ended June 30, 2008 and 2007 were $51,000 and $226,000, respectively, reflecting a decrease in the 2008 quarter of $175,000 over the expense recorded in the second quarter of 2007. The expense in the 2007 quarter primarily related to ongoing work associated with Elcom’s PECOS technology and work for the Zanzibar eMarketplace contract.

Operating Loss. Elcom reported an operating loss of $171,000 for the quarter ended June 30, 2008 compared to a loss of $650,000 reported in the comparable quarter of 2007, a reduction of $479,000 in the loss reported. This reduced operating loss in the second quarter of 2008 compared to the same quarter in 2007 was primarily due to continued focus in the area of cost control.

Interest Income. Interest income for the quarter ended June 30, 2008 was $9,000 compared to $18,000 in the second quarter of 2007. The decrease is primarily related to interest income earned on the funds raised in February of 2007.

Interest Expense. Interest expense for the quarter ended June 30, 2008 was $39,000, compared to $7,000 in the same period of 2007. The increase is due to the interest on the promissory notes payable.

Loss on Debt Extinguishment. Loss on debt extinguishment arose from the partial settlement of the March 2008 convertible note payable and full payment of the May 2008 convertible note. No such transaction occurred in 2007.

Net Loss. Elcom’s net loss for the quarter ended June 30, 2008 was $356,000, a decrease in the loss of $83,000 from the loss recorded in the second quarter 2007 of $639,000, as a result of the factors discussed above.

Six Months ended June 30, 2008 compared to six months ended June 30, 2007.

Net Revenues. Net revenues for the 6 months ended June 30, 2008 increased to $2,924,000, from $2,528,000 in the same period of 2007, an increase of $396,000, or 16%. License, hosting services and other fees increased from $1,532,000 in the 2007 period to $2,378,000 in the 2008 period, an increase of $846,000, or 55%. License, hosting services and other fees include license fees, hosting services fees, test system fees, supplier fees, usage fees, and eMarketplace agent and affiliated fees. Professional services fees decreased by $450,000, to $546,000 in the 2008 period, from $996,000 in the 2007 period. This reduction was predominantly due to the fact that the 2007 period included two specific projects of a non-recurring nature.

Gross Profit. Gross profit for the 6 months ended June 30, 2008 increased to $2,475,000 from $1,994,000 in the comparable 2007 period, an increase of $481,000, or 24%. This increase is a direct result of the increase in revenue.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses for the 6 months ended June 30, 2008 were $3,475,000 compared to $3,889,000 in the same period of 2007, a decrease of $414,000, or 11%. The primary reasons for the decrease are a combination of continued cost control and a reduction in payroll costs, which included a reduction in stock option expenses which totaled $293,000 for the 6 months ended June 30, 2008 versus $396,000 in the comparable period in 2007.

Research and Development Expense. Research and development expense for the 6 months ended June 30, 2008 and 2007 were $98,000 and $441,000, respectively, reflecting a decrease in the 2008 period of $343,000 over the expense recorded in the same period of 2007. The expense in the 2007 period primarily relates to new development work associated with a new version release of Elcom’s PECOS technology and work for the Zanzibar eMarketplace contract.

Operating Loss. Elcom reported an operating loss of $1,098,000 for the 6 months ended June 30, 2008 compared to a loss of $2,336,000 reported in the comparable period of 2007, a decrease of $1,238,000 in the loss reported. The decrease in operating loss is a combination of the increase in sales revenue and continued cost control.

Interest and Other Income, Net. Interest and other income, net for the 6 months ended June 30, 2008 was $21,000 compared to $82,000 in the same period of 2007 and is a result of a reduction in cash balances following the fund raise in February 2007.

Interest Expense. Interest expense for the 6 months ended June 30, 2008 was $72,000, compared to $15,000 in the same period of 2007. This is due to the interest expense related to loan notes.

Loss on Debt Extinguishment. Loss on debt extinguishment arose from the partial settlement of the March 2008 convertible note payable and full payment of the May 2008 convertible note. No such transaction occurred in 2007.

Net Loss. Elcom’s net loss for the 6 months ended June 30, 2008 was $1,304,000, a decrease in the loss of $965,000 from the loss recorded in the same period of 2007 of $2,269,000.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended June 30, 2008 was $213,000, which is attributable primarily to the Company’s net loss of $1,304,000, which was offset by a reduction in accounts receivable of $1,195,000 and non-cash depreciation, amortization and stock based compensation expenses aggregating $549,000 which in turn were offset by a decrease in deferred revenues and accrued expenses of $761,000.

Net cash used in investing activities for the six-month period ended June 30, 2008 was $19,000 due to the purchase of property, equipment and software.

Net cash provided by financing activities for the six-month period ended June 30, 2008 was $881,000 of which the majority related to the proceeds from a convertible loan note issued to a non-US investor (see Item 2).

The Company’s principal commitments consist of a lease on its headquarters office facility, capital lease obligations and a long-term software license payable. The Company will also require ongoing investments in research and development, and equipment and software in order to further increase operating revenues and meet the requirements of its customers.

Risk Factors Relating to Liquidity

Elcom’s consolidated financial statements as of June 30, 2008 have been prepared under the assumption that Elcom will continue as a going concern. Elcom’s independent registered public accounting firm, Malone & Bailey PC, has issued a report dated August 20, 2008 (except for Note 10 which is as of September 3, 2008) that included an explanatory paragraph referring to Elcom’s significant operating losses and substantial doubt in its ability to continue as a going concern (See Note 1 - Basis of Presentation - Going Concern, to the June 30, 2008 Consolidated Financial Statements for additional information), without generating incremental operating revenues or, if required, additional capital becoming available.

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

Factors Affecting Future Performance

A significant portion of Elcom’s revenues are from hosting services and associated fees received from Capgemini under a back-to-back contract between Elcom and Capgemini which essentially mirrors the primary agreement between Capgemini and the Scottish Executive, executed in November 2001. Future revenue under this arrangement is contingent on the following significant factors: the rate of adoption of Elcom’s software system by Public Entities associated with the Scottish Executive; renewal by existing Public Entity clients associated with the Scottish Executive of their rights to use the software system; the procurement of additional services from Elcom by Public Entities associated with the Scottish Executive; Capgemini’s relationship with the Scottish Executive; their compliance with the terms and conditions of their agreement with the Scottish Executive; and the ability of Elcom to perform under its agreement with Capgemini.

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

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

Elcom's Chief Executive Officer and Executive Vice President of Finance, after evaluating the effectiveness of Elcom's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2008 (the "Evaluation Date"), have concluded that as of the Evaluation Date, Elcom's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by Elcom in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, because of the untimely filing of the interim reports.

(b)	Changes in Internal Controls

There was no change in Elcom’s internal controls over financial reporting that occurred during the first six months of 2008 that has materially affected, or is reasonably likely to materially affect, Elcom’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4.  Unregistered Sales of Equity Securities and Use of Proceeds

During March, May and June 2008, Elcom received loans from a non-US investor of £500,000 (approximately $1,000,000 and net of repayments). The loans are repayable upon demand and convertible at the option of the Payee into shares of common stock, at the price of 3.5p per share, subject to adjustment, downwards only, in the event that Common Stock or any equity instruments are issued at a price lower than 3.5p at anytime. The convertible notes that were issued in connection with these loans were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1993, as amended.

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

Elcom International, Inc. (Registrant)

Date: November 12, 2008	By:	/s/Gregory King
Gregory King Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2008	By:	/s/David Elliott
David Elliott Executive Vice President of Finance (Principal Financial and Accounting Officer)